Form 10-Q
period 1994-03-31
WEST SUBURBAN BANCORP INC
filed 1994-05-12
CIK 805080

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-Q

   /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                For fiscal period ended March 31, 1994
                                  OR
   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
          For transition period from __________ to __________

                    Commission File Number 0 -17609

                      WEST SUBURBAN BANCORP, INC.
        (Exact name of Registrant as specified in its charter)


     Illinois                                   36-3452469
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)         Identification  Number)


711 South Meyers Road, Lombard, Illinois               60148
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (708) 629-4200

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

1,000,000 shares of Common Stock, Class A, no par value, were authorized and 347,015 shares were issued and outstanding as of March 31, 1994.

1,000,000 shares of Common Stock, Class B, no par value, were authorized and 85,480 shares were issued and outstanding as of March 31, 1994.

                      WEST SUBURBAN BANCORP, INC.

                      Form 10-Q Quarterly Report

                           Table of Contents


                                PART I
                                                           Page Number

Item 1.   Financial Statements  . . . . . . . . . . . . . . . . . .  1
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations . . . . . . . . . . . . . . . .  6


                                PART II

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . 11
Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . 11
Item 3.   Defaults upon Senior Securities . . . . . . . . . . . . . 11
Item 4.   Submission of Matters to a Vote of Security Holders . . . 11
Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . 11
Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . 11


Form 10-Q Signature Page  . . . . . . . . . . . . . . . . . . . . . 12

                                PART I
ITEM 1.   FINANCIAL STATEMENTS

                      WEST SUBURBAN BANCORP, INC.
                      CONSOLIDATED BALANCE SHEETS
                        (Dollars in Thousands)
                              (UNAUDITED)

                                         March 31,     December 31,
                                            1994          1993
 Assets
 Cash and due from banks                   $32,845      $37,727
 Interest-bearing deposits in financial
  institutions                                 559          610
 Federal funds sold                          6,450        6,160
    Total cash and cash equivalents         39,854       44,497
 Investment securities:
    Available for sale (at fair value
     in 1994; market value of $174,088
     in 1993)                              156,887      171,475
    Held to maturity (market value of
     $65,267 in 1994; $19,251 in 1993)      66,518       19,119
 Mortgage-backed securities available
  for sale (at fair value in 1994;
  market value of $19,501 in 1993)          16,441       17,559
 Loans, less allowance for loan losses
  of $7,450 in 1994; $7,125 in 1993        660,387      692,274
 Premises and equipment, net                25,321       25,401
 Other real estate                           8,880        9,954
 Banker's acceptances                        1,929        2,026
 Accrued interest and other assets          16,477       17,573
       Total assets                       $992,694     $999,878

 Liabilities and Shareholders' Equity
 Deposits
    Noninterest-bearing                    $91,509      $94,268
    Interest-bearing                       793,771      789,196
       Total deposits                      885,280      883,464
 Federal  Home Loan Bank ("FHLB")
  advances                                    ----        8,220
 Real Estate Mortgage Investment Conduit
  ("REMIC")                                   ----        3,541
 Subordinated convertible capital notes         10           50
 Banker's acceptances                        1,929        2,026
 Accrued interest and other liabilities      7,907        6,754
         Total liabilities                 895,126      904,055

 Shareholders' equity

    Common stock, Class A, no par value;
     1,000,000 shares authorized; 347,015
     shares issued and outstanding           2,774        2,774
    Common stock, Class B, no par value;
     1,000,000 shares authorized; 85,480
     shares issued and outstanding             683          683
    Surplus                                 38,066       38,066
    Retained earnings                       55,831       54,300
    Net unrealized holding gains on
     securities available for sale             214         ----
       Total shareholders' equity           97,568       95,823
       Total liabilities and
        shareholders' equity              $992,694     $999,878


      The accompanying notes are an integral part of the consolidated financial statements.

                      WEST SUBURBAN BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                        (Dollars in Thousands)
                              (UNAUDITED)

                                              1994         1993
 Interest Income
    Loans, including fees                  $12,146      $12,213
    Investment securities:
       Corporate                             2,126        3,250
       U.S. government agencies and
        corporations                           682          471
       States and political subdivisions       281          168
       U.S. Treasury securities                122         ----
    Mortgage-backed securities                 498          631
    Deposits in financial institutions          38           33
    Federal funds sold                         176           74
          Total interest income             16,069       16,840
 Interest Expense
    Deposits                                 5,874        6,730
    REMIC                                       16          101
    Subordinated convertible capital
     notes                                    ----           64
    Other                                       62           93
          Total interest expense             5,952        6,988
          Net interest income               10,117        9,852
 Provision for Loan Losses                     587          832
 Net interest income after provision for
  loan losses                                9,530        9,020
 Other Income
    Service fees                               824          844
    Net gain on sale of investment
     securities available for sale             234           14
    Trust fees                                 119          124
    Net gain on sale of loans originated
     for sale                                  172          350
    Loan servicing                             222          236
    Other                                      528          939
          Total other income                 2,099        2,507
 Other Expense
    Salaries and employee benefits           3,052        3,187
    Occupancy                                  549          605
    Premises and equipment                     578          606
    FDIC insurance premiums                    494          408
    Professional fees                          413           61
    Other                                    1,773        1,520
          Total other expense                6,859        6,387
 Income before income taxes                  4,770        5,140
 Applicable income taxes                     1,832        1,944

 Income before cumulative effect of
  accounting change                          2,938        3,196
 Cumulative effect of accounting change       ----          359
 Net income                                 $2,938       $3,555
 Earnings Per Share
    Before cumulative effect of
     accounting change:
       Primary                                            $7.92
       Fully diluted                                      $7.65
    Primary                                  $6.79        $8.81
    Fully diluted                            $6.79        $8.50

       The accompanying notes are an integral part of the consolidated financial statements.

                      WEST SUBURBAN BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                        (Dollars in Thousands)
                              (UNAUDITED)

                                              1994         1993
 Cash flows from operating activities
    Net income                              $2,938       $3,555

    Adjustments to reconcile net income
     to net cash provided by operating
     activities

          Depreciation and amortization        596          511
          Cumulative effect of
           accounting change                  ----         (359)
          Provision for loan losses            587          832
          Provision for deferred income
           taxes                              (684)        (745)
          Premium amortization of
           securities, net                     570        1,067
          Net gain on sale of investment
           securities available for sale      (234)         (14)
          Net gain on sale of loans
           originated for sale                (172)        (350)
          Sale of loans originated for
           sale                              3,803       18,537
          Loans originated for sale         (6,362)     (15,878)
          (Gain) loss on sale of
           premises and equipment              204          (23)
          Gain on sale of other real
           estate                               (3)        (122)
          (Increase) decrease in other
           assets                            1,780           (7)
          Increase in other liabilities      1,113        2,597
                Total adjustments            1,198        6,046
                Net cash provided by
                 operating activities        4,136        9,601

 Cash flows from investing activities
    Proceeds from sales of investment
     securities available for sale          42,113       13,540
    Proceeds from maturities of
     investment securities                  25,330       25,848
    Purchases of investment securities    (101,296)     (36,506)
    Proceeds from mortgage-backed
     securities                              2,038        1,903
    Net (increase) decrease in loans        33,724       (2,118)
    Purchases of premises and equipment       (725)        (178)

    Proceeds from sale of premises and
     equipment                                   4          132
    Proceeds from sale of other real
     estate                                  1,384        1,098
       Net cash provided by (used in)
        investing activities                $2,572       $3,719

       The accompanying notes are an integral part of the consolidated financial statements.

                      WEST SUBURBAN BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993 (CONTINUED)
                        (Dollars in Thousands)
                              (UNAUDITED)

                                              1994         1993
 Cash flows from financing activities
    Net decrease in demand deposits, NOW
       accounts and savings accounts       ($3,264)     ($3,539)
    Net (decrease) increase in
     certificates of deposit                 5,080      (10,576)
    Net increase in federal funds
     purchased                                ----        5,990
    Decrease in FHLB advances               (8,220)      (9,820)
    Repayment of REMIC                      (3,541)      (2,064)
    Repayment of note payable                 ----       (1,000)
    Cash dividends paid                     (1,406)      (1,210)
      Net cash used in financing
       activities                          (11,351)     (22,219)

    Net decrease in cash and cash
     equivalents                            (4,643)      (8,899)
    Cash and cash equivalents at
     beginning of period                    44,497       43,817
    Cash and cash equivalents at end of
     period                                $39,854      $34,918

    Supplemental disclosure of cash flow
     information
       Cash paid during the year for:
          Interest on deposits and other
           borrowings                       $5,973       $7,166

    Supplemental schedule of noncash
     investing and financing activities:
         Decrease in allowance for
          unrealized losses on marketable
          equity securities                   ----        ($548)
         Securities fair value
          adjustment                        $1,172         ----
         Unrealized gain on investment
          securities                          $214         ----
         Mortgage-backed securities
          fair value adjustment            ($1,526)        ----
         Transfers to other real estate       $307       $1,865

      The accompanying notes are an integral part of the consolidated financial statements.
                                    4

                      WEST SUBURBAN BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited interim consolidated financial statements included herein are prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual financial statements have been omitted. The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the latest Annual Report on Form 10-K filed by West Suburban Bancorp, Inc. (the "Company"). In the opinion of management, the consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods.

Earnings per  share are calculated on the  basis of the daily weighted
average  number of shares outstanding.   Net income  has been adjusted
for the interest expense (net of tax) on the convertible debt.

Effective January 1, 1994 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that all debt and equity securities be classified as: held to maturity, trading assets or available for sale. Securities held to maturity are classified as such only when the Company determines it has the ability and intent to hold these securities to maturity. Trading account assets include securities acquired as part of trading activities and are typically purchased with the expectation of near-term profit. All securities not qualifying for held to maturity or trading treatment are classified as available for sale, even if the Company has no intention to sell the security.

Application of SFAS No. 115 to prior periods is not permitted and, accordingly, prior-period financial statements have not been restated to reflect the change in accounting principle. There is no cumulative effect on the Company's Consolidated Statement of Income for the three months ended March 31, 1994, from adopting SFAS No. 115. Shareholders' Equity at March 31, 1994 was increased by $.2 million which represents the unrealized holding gains, net of deferred income taxes. The effect of adopting SFAS No. 115 at January 1, 1994 resulted in an increase to shareholders' equity of approximately $2.7 million, net of deferred income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION - OVERVIEW

The Company experienced pre-tax earnings of $4.7 million for the three months ended March 31, 1994 and $5.1 million for the same period in 1993. This represents a decrease of $.4 million (7.2%) during the first three months of 1994 compared to the first three months of 1993. The reasons for this decrease are discussed in more detail under "Results of Operations for the Three Months Ended March 31, 1994 and 1993."

LIQUIDITY

The Company continues to maintain an adequate level of liquidity while maximizing income, not withstanding a decline in cash and cash equivalents of $4.6 million (10.4%) during the first three months of 1994. The largest component of the decrease in cash and cash equivalents was cash and due from banks which decreased from $37.7 million to $32.8 million during the three month period ended March 31, 1994. The decreases in cash and cash equivalents and loans were principally reinvested in investment securities.

The Company depends primarily upon cash and cash equivalents, which includes federal funds sold, for its sources of liquidity. As in the past, the Company has not relied on brokered deposits as a source of liquidity. The Company has used, however, FHLB advances as a short-term means of funding the residential real estate loan volume of its thrift subsidiary. Additionally, the Company occasionally has used federal funds purchased to fund its short term liquidity needs.

ASSET DISTRIBUTION

Investment securities increased $32.8 million (17.2%) from $190.6 million at December 31, 1993 to $223.4 million at March 31, 1994. The primary reason for this increase resulted from proceeds from loan repayments used to purchase investment securities. As of March 31, 1994, the investment securities portfolio had a book value of $223.4 million and an estimated market value of $222.2 million compared to December 31, 1993 at which time the book value of its investment securities portfolio was $190.6 million and the estimated market value was $193.3 million. The primary cause in the decline in market value was rising interest rates which occurred in the first quarter of 1994. Management reviews its portfolio on an ongoing basis and in doing so reviews market conditions and trends.

As of March 31, 1994, mortgage-backed securities had a cost basis of $14.9 million and an estimated market value of $16.4 million compared to December 31, 1993 when the cost basis was $17.6 million and the estimated market value was $19.5 million. This resulted in an unrealized gain of $1.5 million (10.2%) at March 31, 1994 and $1.9 million (11.1%) at December 31, 1993. As with investment securities, the primary cause for market decline was rising interest rates which occurred in the first quarter of 1994.

Total assets decreased $7.2 million (.7%) during the first three months of 1994. The Company experienced a decrease of $15.8 million (1.6%) during the first three months of 1993. This decrease is primarily attributable to a $31.9 million (6.1%) decline in loans resulting from reduced loan demand in the residential mortgage refinance market caused by a less favorable interest rate environment for borrowers and borrowers' repayment activity. Proceeds from loan repayments were reinvested in securities. Furthermore, decreased need for cash to fund loan activities allowed the Company to pay off the FHLB advances which were held at the end of 1993.

ALLOWANCE FOR LOAN LOSSES AND ASSET QUALITY

The allowance for loan losses represents the amount which management has determined will be adequate to cover possible future losses based on the current loan portfolio. Management's determination is based upon considerations of risk factors of the various components in the loan portfolio, past loan loss experience and trends, current loan holdings and delinquencies and anticipated economic conditions in the Company's market area. The allowance for loan losses increased $.3 million (4.6%) from $7.1 million at December 31, 1993 to $7.4 million at March 31, 1994. This represents an increase in the allowance for loan losses to total loans outstanding from 1.02% at December 31, 1993 to 1.12% at March 31, 1994, and was attributable in part to the lower volume of loans outstanding. General improvement in the quality of the loan portfolio resulted in a decrease in nonaccrual loans in the amount of $.5 million (8.4%) from $6.5 million at December 31, 1993 to $6.0 million at March 31, 1994. As of March 31, 1994 and December 31, 1993, the ratio of nonperforming loans to net loans was 1.5%. Loans 90 days or more past due decreased $.3 million (6.1%) from $4.0 million at December 31, 1993 to $3.7 million at March 31, 1994.

Management believes that the allowance for loan losses adequately reflects potential losses at March 31, 1994. At the end of 1993, management was aware of two troubled commercial real estate loans that were of significance. During 1993, one of the loans was transferred to other real estate owned and, as of March 31, 1994, the real property that secured the loan is due to be sold in 1994. Other real estate decreased $1.1 million (10.8%) primarily as a result of sales of the properties.

LIABILITY DISTRIBUTION

Total liabilities decreased $8.9 million (1.0%) from $904.0 million at December 31, 1993 to $895.1 million at March 31, 1994. This decrease primarily resulted from the repayment of FHLB advances ($8.2 million) and a paydown of the REMIC obligation. These decreases were partially offset by an increase in the Company's deposit base of $1.8 million (.2%)

Total deposits increased $1.8 million (.2%) to $885.3 million during the first three months of 1994. The Company expects its deposit growth to remain even during 1994 as customers continue to search for higher yields in other investments, including, for example, mutual funds, equity securities and other noninterest-bearing investment vehicles. While the Company has not experienced deposit runoff during the first quarter of 1994, there has been minimal deposit growth during this period. Although, noninterest bearing deposits decreased $2.8 million (2.9%) for the three months ended March 31, 1994, interest-bearing deposits increased $4.6 million (.6%) for this period. Increases in money market savings and certificates of deposit were partially offset by decreases in NOW accounts. Management believes this to be a shift from short-term savings to longer-term, due to a more favorable interest-rate environment for savings. If the current interest rate environment continues to improve for savers, management expects growth trends in long-term deposits to continue and eventually lead to actual deposit base growth.

The Company will attempt to continue to remain highly competitive in its market by offering competitive rates of return on its savings and certificate of deposit instruments. The Company will promote its savings products when appropriate. However, the Company will not compromise its net interest margin in order to attract deposits.

SHAREHOLDERS' EQUITY

Shareholder's equity increased $1.8 million (1.8%) from $95.8 million at December 31, 1993 to $97.6 million at March 31, 1994. This increase was primarily the result of net income of $2.9 million which was partially reduced by dividend declarations of $1.4 million.

RATE SENSITIVITY GAPS AND NET INTEREST MARGIN

The Company attempts to maintain a conservative posture with regard to interest rate risk actively managing its asset/liability gap positions and constantly monitoring the direction and magnitude of gaps and risk. The Company attempts to moderate the effects of changes in interest rates by adjusting its asset and liability mix to achieve desired relationships between rate sensitive assets and rate sensitive liabilities. Rate sensitive assets and liabilities are those instruments that reprice within a given time period. An asset or liability reprices when it is subject to change in its interest rate or upon maturity. The consolidated rate sensitivity position of the Company at March 31, 1994 reflects cumulative interest rate sensitive assets compared to interest rate sensitive liabilities of 108.3% and a cumulative net position to total assets of positive 5.6% considering a twelve month time frame.

Movements in general market interest rates are a key element in changes in the net interest margin. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. The Company's policy is to manage its balance sheet so that fluctuations in net interest margin are minimized regardless of the level of interest rates. The net interest margin has varied somewhat due to management's response to increasing competition from other financial institutions. As interest rates have stabilized over the past few months, the net interest margin has done likewise.

Listed below are the balances in the major categories of rate sensitive assets and liabilities that are subject to repricing as of March 31, 1994 (dollars in thousands):

                                  Over three
                          Three   months to  Over one
                          months    twelve   year to     Over five
                          or less   months   five years   years       Total
 Rate sensitive assets:
   Interest-bearing
    deposits in financial
    institutions            $559        --         --         --       $559
   Federal funds sold      6,450        --         --         --      6,450
   Investment securities  20,489   $87,184    $70,015    $62,158    239,846
   Loans                 218,520   393,143     24,492     25,763    661,918
     Total              $246,018  $480,327    $94,507    $87,921   $908,773


 Rate sensitive
  liabilities:
   Money market savings $318,368        --         --         --   $318,368
   Now accounts          166,658        --         --         --    166,658
   Time deposits:
    Less than $100,000    68,281  $100,242   $109,584         --    278,107
    $100,000 and over     10,447     6,878     13,313         --     30,638
   Nondeposit liabilities     --        10         --         --         10
     Total              $563,754  $107,130   $122,897         --   $793,781

 Interest sensitivity
  gap                  ($317,736) $373,197   ($28,390)   $87,921
 Cumulative interest
  sensitivity gap     ($317, 736)  $55,461    $27,071   $114,992
 Cumulative net
  interest-earning assets
  as a percentage of net
  interest-bearing
  liabilities              43.6%    108.3%      03.4%     114.5%

 Cumulative interest
  sensitivity gap as a
  percentage of total
  assets                  -32.0%      5.6%       2.7%      11.6%

The above table does not necessarily indicate the future impact of general interest rate movements on the Company's net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, assets and liabilities indicated as repricing within the same period may in fact reprice at different times and at different rate levels. Assets and liabilities are reported in the earliest time frame in which maturity or repricing may occur. The percentage indicated for the cumulative net interest-earning assets as a percentage of net interest-bearing liabilities is well within the Company's target range of acceptable gap values for the three month to twelve month time frame.

RESULTS OF OPERATIONS  FOR THE THREE  MONTHS ENDED MARCH 31,  1994 AND
1993

The Company's net income for the three months ended March 31, 1994 was $2.9 million compared to $3.5 million at March 31, 1993. This represents a decrease of $.6 million (17.4%) compared to the same period in 1993. Approximately 60% of this decrease was attributable to the initial benefit of adopting SFAS No. 109 during 1994. The Company's net interest margin increased $.3 million (2.7%) from $9.8 million at March 31, 1993 to $10.1 million at March 31, 1994. This increase primarily resulted from a lower cost of funds, thereby maintaining the net interest margin spread. The

Company's  provision  for loan loss decreased $.2 million (29.5%) for
the three  months ended March 31, 1994 when compared to 1993.   Lower
bad debt exposure levels coupled with increased collection efforts on current activity accounted for this decrease. Total other income decreased $.4 million (16.3%) for the three months ended March 31, 1994 compared to 1993. This was primarily due to the losses incurred by the Company on the sale of computer equipment, along with a declining refinance market which has led to a lower income from loan sales. Total other expenses increased $.5 million (7.4%) from $6.4 million at March 31, 1993 to $6.9 million at March 31, 1994. This increase was principally due to increased professional fees and other real estate operating expense during this period. The increase in professional fees is due to costs related to certain other real estate
owned  of  the  Company's   subsidiaries  and  increased  legal  fees
associated  with  the  disputed tax returns  of the  Company's thrift
subsidiary,   West  Suburban   Bank  of Aurora,  FSB ("WSB  Aurora").
Furthermore, FDIC insurance premiums increased slightly for the three month period ended March 31, 1994 as compared to March 31, 1993, primarily due to an increase in average deposit balances held
during  the  1994 period.    Additionally, WSB Aurora had received  a
credit toward its premium during  the  1993 period.   Finally, income
tax expense decreased  $.1  million (5.8%) for the three months ended
March 31, 1994 compared to 1993.   Total  interest income,  on  a tax
equivalent  basis,  decreased  $.7 million for the three months ended
March  31, 1994   compared  to  1993.   The largest component of this
decrease was interest on corporate securities   which decreased  $1.1
million. Of this decrease, $.8 million was the result of lower average balances during the period and $.3 million was the result of a decline in interest rates. This decrease was partially offset by an increase in interest on securities held in U.S. government agencies and corporations which increased $.3 million. Total interest expense
decreased   $1.0 million  for the  three months ended  March 31, 1994
compared to the same period during 1993. The largest component this decrease was nterest on deposits which decreased $.9 million largely due to a decline in interest rates. Management believes that this trend may reverse as interest rates increase.

The following table reflects the extent to which changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest rates have affected net interest income for the period ended March 31, 1994 as compared to March 31, 1993 (dollars in thousands):

                            Change due to:

                              Volume    Rate     Total
 Interest income
   Interest-bearing
    deposits in financial
    institutions               ($17)     $22       $5
   Federal funds sold            97        5      102
   Investment securities       (364)    (249)    (613)
   Mortgage-backed
    securities                 (226)      93     (133)
   Loans                        704     (749)     (45)
       Total interest
        income                  194     (878)    (684)

 Interest expense
   Interest-bearing
    deposits                    (38)    (818)    (856)
   Borrowed funds              (152)     (28)    (180)
       Total interest
        expense                (190)    (846)  (1,036)
       Net interest income     $384     ($32)    $352

OTHER CONSIDERATIONS

Earnings of bank and thrift holding companies and their subsidiaries are affected by general economic conditions and also by the fiscal and monetary policies of federal regulatory agencies, including the Board of Governors of the Federal Reserve System. Such policies have affected the operating results of all commercial banks and thrifts in the past and are expected to do so in the future. The Company cannot accurately predict the nature or the extent of any effects which fiscal or monetary policies may have on its subsidiaries' business and earnings.

The Internal Revenue Service (the "IRS") is currently examining the income tax returns of WSB Aurora for 1988, 1989 and 1990. The IRS has proposed certain adjustments to the income tax returns of WSB Aurora for 1988, 1989 and 1990. The periods under examination are prior to the acquisition of WSB Aurora by the Company. The Company continues to contest the adjustments proposed by the IRS. However, in the event that the IRS is successful in whole or in part, the Company believes any adjustments which might result would not have a material effect on the Company's financial position.

EMPLOYEE STOCK OWNERSHIP PLAN

During the first quarter of 1994, the West Suburban Bank Stock Bonus Trust Plan was converted into an employee stock ownership plan (the
"Plan").   The  respective  boards  of  directors  of  the   Company's
subsidiaries  have  taken   the  actions   necessary  to  allow  their
respective  employees  to participate in the Plan.  The converted Plan
is a tax-qualified  stock  bonus   plan  under Section  401(a) of  the
Internal Revenue  Code  of  1986, as amended.    The Plan is  designed
to  provide  incentives  to participants by giving  them a proprietary
interest  in   the  Company.    The  Plan  is  an  individual  account
defined contribution plan, which means that an individual account is established for each participant of the Plan and that the amount of benefits payable upon retirement, disability or death is based upon the amount of the employer's contributions and any income, expenses, gains or losses which may be allocated to the participant's account.

                                       PART II
ITEM 1.     LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.


ITEM 2.     CHANGES IN SECURITIES

None


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5.     OTHER INFORMATION

None


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

A.    None

B.    None

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 WEST SUBURBAN BANCORP,INC.
                                                      (Registrant)


            Date: May 12, 1994





                                                  Kevin J. Acker
                                                  Chairman of the Board









                                                  Duane G. Debs
                                                  Chief Accounting Officer