Form 10-Q
period 1994-06-30
WEST SUBURBAN BANCORP INC
filed 1994-08-12
CIK 805080

                      THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING
                   SUBMITTED PURSUANT TO RULE 901(d) OF REGULATION S-T.

                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549



                                         FORM 10-Q

           /x/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934
                       For the Quarterly Period ended June 30, 1994

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

          State or other jurisdiction       (I.R.S. Employer Identification
           of incorporation or organization)         Number)

          711 South Meyers Road, Lombard, Illinois   60148
          (Address of principal executive offices)   (Zip Code)

          Registrant's telephone number, including area code:(708) 629-4200

               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

               Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.
          1,000,000 shares of Common Stock, Class A, no par value, were authorized and 347,015 shares were issued and outstanding as of June 30, 1994.

          1,000,000 shares of Common Stock, Class B, no par value, were authorized and 85,480 shares were issued and outstanding as of June 30, 1994.

                                WEST SUBURBAN BANCORP, INC.

                                 Form 10-Q Quarterly Report

                                     Table of Contents


                                          PART I
                                                                       Page
          Number

            Item 1. Financial Statements                                  1
            Item 2. Management's Discussion and Analysis of
                     Financial Condition and Results of Operations        7

                                         PART II

            Item 1. Legal Proceedings                                    12
            Item 2. Changes in Securities                                12
            Item 3. Defaults Upon Senior Securities                      12
            Item 4. Submission of Matters to a Vote of Security Holders  12
            Item 5. Other Information                                    12
            Item 6. Exhibits and Reports on Form 8-K                     12



            Form 10-Q Signature Page                                     13

                                          PART I
           ITEM 1.FINANCIAL STATEMENTS

                       WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                  (Dollars in Thousands)
                                        (UNAUDITED)

                                                  June 30,     December 31,
                                                    1994          1993
           Assets
           Cash and due from banks                   $32,297      $37,727
           Interest-bearing deposits in financial
           institutions                                  116          610
           Federal funds sold                         14,110        6,160
              Total cash and cash equivalents         46,523       44,497
           Investment securities:
              Available for sale (amortized cost
              of $151,536 in 1994; market value of
                 $174,088 in 1993)                   147,962      171,475
              Held to maturity (market value of
                 $71,575 in 1994; market value of
                 $19,251 in 1993)                     72,859       19,119
           Mortgage-backed securities available
              for sale (amortized cost of
                 $128 in 1994; market value of
                 $19,501 in 1993)                        128       17,559
           Loans, less allowance for loan losses
              of $7,913 in 1994; $7,125 in 1993      681,260      692,274
           Premises and equipment, net                25,052       25,401
           Other real estate                           4,921        9,954
           Banker's acceptances                        1,679        2,026
           Accrued interest and other assets          19,801       17,573
                 Total assets                     $1,000,185     $999,878


           Liabilities and Shareholders' Equity
           Deposits
              Noninterest-bearing                    $91,242      $94,268
              Interest-bearing                       803,018      789,196
                 Total deposits                      894,260      883,464
           Federal Home Loan Bank ("FHLB") advances     ----        8,220
           Real Estate Mortgage Investment Conduit
            ("REMIC")                                   ----        3,541
           Subordinated convertible capital notes         10           50
           Banker's acceptances                        1,679        2,026
           Accrued interest and other liabilities      6,788        6,754
                   Total liabilities                 902,737      904,055

           Shareholders' equity
            Common Stock, Class A, no par value;
             1,000,000 shares authorized; 347,015
             shares issued and outstanding             2,774        2,774
            Common Stock, Class B, no par value;
             1,000,000 shares authorized; 85,480
             shares issued and outstanding               683          683
            Surplus                                   38,066       38,066
            Retained earnings                         58,078       54,300
            Unrealized holding losses on
             securities available for sale,(net of
             taxes)                                   (2,153)        ----
                 Total shareholders' equity           97,448       95,823
                 Total liabilities and
                  shareholders' equity            $1,000,185     $999,878

          The   accompanying  notes  are  an  integral  part  of  the
          consolidated financial statements.

                       WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                  (Dollars in Thousands)
                                        (UNAUDITED)

                                                        1994         1993
            Interest Income
              Loans, including fees                  $25,116      $24,739
              Investment securities:
                 Corporate                             3,562        6,129
                 U.S. government agencies and
                  corporations                         2,195          990
                 States and political subdivisions       584          328
                 U.S. Treasury securities                322          ---
              Mortgage-backed securities                 690        1,206
              Deposits in financial institutions          80           66
              Federal funds sold                         301          162
                    Total interest income             32,850       33,620
           Interest Expense
              Deposits                                12,326       13,248
              Other                                      130          500
                    Total interest expense            12,456       13,748
                    Net interest income               20,394       19,872
           Provision for Loan Losses                   1,100        1,553
           Net interest income after Provision for
           Loan Losses                                19,294       18,319
           Other Income
              Service fees                             1,680        1,734
              Net gain on sale of investment
               securities available for sale             329           49
              Net gain on sale of mortgage-backed
               securities available for sale           1,163         ----
              Trust fees                                 176          188
              Net gain on sale of loans originated
               for sale                                  199          754
              Loan servicing                             438          466
              Other                                    1,536        1,857
                    Total other income                 5,521        5,048
           Other Expense
              Salaries and employee benefits           6,340        6,138
              Occupancy                                1,076        1,147
              Premises and equipment                   1,112        1,135
              FDIC insurance premiums                    987          816
              Professional fees                          645          401
              Other                                    3,770        3,262
                    Total other expense               13,930       12,899
           Income before income taxes                 10,886       10,468
           Applicable income taxes                     4,187        3,904
           Income before cumulative effect of
           accounting change                           6,699        6,564
           Cumulative effect of accounting change       ----          359
           Net income                                 $6,699       $6,923

           Earnings Per Share
              Before cumulative effect of accounting change:
                Primary                                            $16.27
                Fully diluted                                      $15.34

              Primary                                 $15.49       $17.16
              Fully diluted                           $15.49       $16.17

          The   accompanying  notes  are  an  integral  part  of  the
          consolidated financial statements.

                       WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE THREE MONTHS ENDED JUNE 30, 1994 AND 1993
                                  (Dollars in Thousands)
                                        (UNAUDITED)

                                                        1994         1993
           Interest Income
              Loans, including fees                  $12,970      $12,526
              Investment securities:
                 Corporate                             1,436        2,879
                 U.S. government agencies and
                  corporations                         1,513          519
                 States and political subdivisions       303          160
                 U.S. Treasury securities                200          ---
              Mortgage-backed securities                 192          575
              Deposits in financial institutions          42           33
              Federal funds sold                         125           88
                    Total interest income             16,781       16,780
           Interest Expense
              Deposits                                 6,452        6,518
              Other                                       51          242
                    Total interest expense             6,503        6,760
                    Net interest income               10,278       10,020
           Provision for Loan Losses                     513          721
           Net interest income after Provision for
           Loan Losses                                 9,765        9,299
           Other Income
              Service fees                               856          890
              Net gain on sale of investment
               securities available for sale              95           35
              Net gain on sale of mortgage-backed
               securities available for sale           1,163         ----
              Trust fees                                  57           65
              Net gain on sale of loans originated
               for sale                                   28          404
              Loan servicing                             216          230
              Other                                    1,007          918
                    Total other income                 3,422        2,542
           Other Expense
              Salaries and employee benefits           3,288        2,951
              Occupancy                                  527          542
              Premises and equipment                     534          529
              FDIC insurance premiums                    493          408
              Professional fees                          232          340
              Other                                    1,996        1,744
                    Total other expense                7,070        6,514
           Income before income taxes                  6,117        5,327
           Applicable income taxes                     2,356        1,960
           Net income                                 $3,761       $3,367
           Earnings Per Share
              Primary                                  $8.70        $8.35
              Fully diluted                            $8.70        $7.87


          The   accompanying  notes  are  an  integral  part  of  the
          consolidated financial statements.

                       WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                  (Dollars in Thousands)
                                        (UNAUDITED)

                                                        1994         1993
           Cash flows from operating activities
              Net income                              $6,699       $6,923

              Adjustments to reconcile net income
               to net cash provided by operating
               activities
                    Depreciation and amortization      1,197        1,226
                    Cumulative effect of
                     accounting change                  ----         (359)
                    Provision for loan losses          1,100        1,553
                    Provision for deferred income
                     taxes                             1,619         (207)
                    Premium amortization of
                     securities, net                     957        2,089
                    Net gain on sale of investment
                     securities available for sale      (329)         (49)
                    Net gain on sale of mortgage-
                     backed securities available
                     for sale                         (1,163)        ----
                    Net gain on sale of loans
                     originated for sale                (199)        (754)
                   Sale of loans originated for
                     sale                              7,336       44,995
                    Loans originated for sale        (11,548)     (42,816)
                    (Gain) loss on sale of
                     premises and equipment              266          (29)
                   Gain on sale of other real
                     estate                             (378)        (166)
                    Increase in other assets          (3,511)      (1,076)
                    Increase (Decrease)in other
                     liabilities                        (545)       2,106
                          Total adjustments           (5,198)       6,513
                          Net cash provided by
                    operating activities               1,501       13,436

           Cash flows from investing activities
              Proceeds from sales of investment
               securities available for sale          53,183       31,822
              Proceeds from sales of mortgage-
               backed securities available
               for sale                               14,941         ----
              Proceeds from maturities of
               investment securities                  34,043       43,331
              Purchases of investment securities    (118,618)     (56,476)
              Proceeds from  payments on
               mortgage-backed securities              2,037        3,063
              Net (increase) decrease in loans        13,542       (6,755)
              Purchases of premises and equipment     (1,139)        (354)
              Proceeds from sale of premises and
               equipment                                  23           40
              Proceeds from sale of other real
               estate                                  6,194        1,779
                 Net cash provided by investing       $4,206      $16,450
               activities

          The accompanying notes are an integral part of the consolidated financial statements.

                       WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993 (CONTINUED)
                                  (Dollars in Thousands)
                                        (UNAUDITED)

                                                        1994         1993
           Cash flows from financing activities
              Net increase in demand deposits, NOW
                 accounts and savings accounts       $10,020      $12,394
              Net (decrease) increase in
                 certificates of deposit                 777      (13,720)
              Decrease in FHLB advances               (8,220)     (11,440)
              Repayment of REMIC                      (3,541)      (3,254)
              Repayment of note payable                 ----       (2,000)
              Cash dividends paid                     (2,717)      (2,521)

                Net cash used in financing
                 activities                           (3,681)     (20,541)

              Net decrease in cash and cash
                 equivalents                           2,026        9,345
              Cash and cash equivalents at
                 beginning of period                  44,497       43,817

              Cash and cash equivalents at end of
                 period                              $46,523      $53,162
              Supplemental disclosure of cash flow
                 information
                 Cash paid during the year for:
                 Interest on deposits and other
                  borrowings                         $12,755      $13,791
                  Income Taxes                        $2,165       $3,262

              Supplemental schedule of noncash
               investing and financing activities:
                   Decrease in allowance for
                    unrealized losses on marketable
                    equity securities                   ----        ($548)
                   Securities fair value adjustment   $3,574         ----
                   Unrealized  loss on investment
                    securities available for sale,
                    (net of taxes)                   ($2,153)        ----
                    Transfers to other real estate      $783       $2,005

          The   accompanying  notes  are  an  integral  part  of  the
          consolidated financial statements.

                       WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        (UNAUDITED)

          NOTE 1 - BASIS OF PRESENTATION

          The unaudited interim consolidated financial statements include the accounts of the Company and it's subsidiaries and are prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual financial statements have been omitted. The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the latest Annual Report on Form 10-K filed by West Suburban Bancorp, Inc.(the "Company"). In the opinion of management, the consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods.

          Earnings per share are calculated on the basis of the daily weighted average number of shares outstanding. Net income has been adjusted for the interest expense (net of tax) incurred in connection with the subordinated convertible capital notes.

          NOTE 2-SECURITIES

          Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No.115 requires that all debt and equity securities be classified as held to maturity, trading assets or available for sale. Securities held to maturity are classified as such only when the Company determines it has the ability and intent to hold these securities to maturity. Trading account assets include securities acquired as part of trading activities and are typically purchased with the expectation of near-term profit. All securities not qualifying for held to maturity or trading treatment are classified as available for sale, even if the Company has no intention to sell the security.

          Application of SFAS No. 115 to prior periods is not permitted and, accordingly, prior period financial statements have not been restated to reflect the change in accounting principle. There is no cumulative effect on the Company's Consolidated Statement of Income for the six or three months ended June 30, 1994 from adopting SFAS No. 115. Shareholders' equity at June 30, 1994 was decreased by $2.2 million, which represents the unrealized losses on securities classified as available for sale, net of deferred income taxes. The effect of adopting SFAS No. 115 at January 1, 1994 resulted in an increase to shareholders' equity of approximately $2.7 million, net of deferred income taxes.

          NOTE 3-COMMITTMENTS TO EXTEND CREDIT

                                                  June 30,     December 31,
                                                    1994          1993

           Home Equity Lines                         $93,610      $85,687
           Time Loans in Process                     139,563      145,121
           Visa Credit Lines                          55,492       56,879
           Mortgage Committments                      10,771        7,699

                 Total committments                 $299,436     $295,386

          The   accompanying  notes  are  an  integral  part  of  the
          consolidated financial statements.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          FINANCIAL CONDITION - OVERVIEW

          The Company recorded pre-tax earnings of $10.9 million for the six months ended June 30, 1994 and $10.5 million for the same period in 1993. This represents an increase of $.4 million (4.0%) during the first six months of 1994 compared to the first six months of 1993. The reasons for this increase are discussed in more detail under "Results of Operations for the Six Months Ended June 30,1994 and 1993."

          The Company recorded pre-tax earnings of $6.1 million for the three months ended June 30, 1994 and $5.3 million for the same period in 1993. This represents an increase of $.8 million (14.8%) during the second quarter of 1994 compared to the second quarter of 1993. The reasons for this increase are discussed in more detail under "Results of Operations for the Three Months Ended June 30, 1994 and 1993."

          LIQUIDITY

          Management believes that the Company continues to maintain an adequate level of liquidity while seeking to maximize income. Cash and cash equivalents increased $2.0 million (4.6%) during the first six months of 1994. The largest component of the increase in cash and cash equivalents was federal funds sold which increased from $6.2 million to $14.1 million during the six month period ended June 30, 1994. This increase was partially offset by a decrease in cash and due from banks which declined from $37.7 million to $32.3 million during the six month period ended June 30, 1994.

          The Company depends primarily upon cash and cash equivalents, which includes federal funds sold, for liquidity. As in the past, the Company has not relied on brokered deposits as a source of liquidity. The Company has used, however, FHLB advances as a short-term means of funding the residential real estate loan volume of its thrift subsidiary. Additionally, the Company occasionally has used federal funds purchased to fund its short term liquidity needs.

          ASSET DISTRIBUTION

          Investment securities increased $30.2 million (15.9%)from $190.6 million at December 31, 1993 to $220.8 million at June 30,1994. The primary reasons for this increase were the purchase by the Company of investment securities with the proceeds from loan repayments and theliquidation of substantially all of it's mortgage-backed securitiesportfolio. The mortgage-backed securities portfolio was liquidated in connection with the termination of the REMIC. As of June 30, 1994, the investment securities portfolio had a recorded value of $223.1 million and an estimated fair value of $219.5 million compared to December 31, 1993 at which time the book value of the Company's investment securities portfolio was $190.6 million and the estimated market value was $193.3 million. The primary cause of the decline in market value of the Company's investment securities portfolio was the increase in interest rates which occurred during the first half of 1994. Management reviews its portfolio on an ongoing basis and in doing so reviews market conditions and trends.

          Total loans decreased $11.0 million (1.6%) during the first six months of 1994. The decline in loans resulted from reduced origination of residential mortgage loans caused by a less favorable interest rate environment. As a result of the decline in loan funding, the Company repaid the FHLB advances which were outstanding at the end of 1993.

          ALLOWANCE FOR LOAN LOSSES AND ASSET QUALITY

          The allowance for loan losses represents the amount which management has determined will be adequate to cover possible future losses based on the Company's current loan portfolio. Management's determination is based upon its consideration of risk presented by the various components in the loan portfolio, past loan loss experience and trends, current loan holdings and delinquencies and anticipated economic conditions in the Company's market area. The allowance for loan losses increased $.8 million (11.1%) from $7.1 million at December 31, 1993 to $7.9 million at June 30, 1994. This represents an increase in the allowance for loan losses to total loans outstanding from 1.02% at December 31, 1993 to 1.14% at June 30, 1994. This
          increase was attributable in part to the decrease in total loans outstanding. General improvement in the quality of the loan portfolio resulted in a decrease in nonaccrual loans of $.6 million (8.7%) from $6.5 million at December 31, 1993 to $5.9 million at June 30, 1994. For the three month period ended June 30, 1994,nonaccrual loans decreased $.1 million from $6.0 million at March 31, 1994 to $5.9 million at June 30, 1994. As of June 30, 1994 and December 31, 1993,the ratio of nonperforming loans to net loans was 1.6% and 1.5%, respectively. Loans 90 days or more past due increased $1.0 million (25.1%) from $4.0 million at December 31, 1993 to $5.0 million at June 30, 1994. This increase was principally due to one troubled real estate loan. For the three month period ended June 30, 1994, loans 90 days or more past due increased $1.3 million from $3.7 million at March 31, 1994 to $5.0 million at June 30, 1994.

          Management believes that the allowance for loan losses adequately reflects potential losses at June 30, 1994. At the end of 1993, management was aware of two troubled commercial real estate loans that were of significance. During 1993, one of the loans was transferred to other real estate owned and as of June 30, 1994, the real property that secured the loan was sold. Other real estate decreased $5.0 million (50.6%) primarily as a result of the sale of this property and continued liquidation of another property in OREO.

          LIABILITY DISTRIBUTION

          Total liabilities decreased $1.3 million (.1%) from $904.0 million at December 31, 1993 to $902.7 million at June 30, 1994. This decrease was principally due to the repayment of FHLB advances ($8.2 million) and a paydown of the REMIC, which were largely offset by deposit growth.

          Total deposits increased $10.8 million (1.2%) to $894.3 million during the first six months of 1994. Non-interest bearing deposits decreased $3.0 million (3.2%) for the six months ended June 30, 1994. Interest-bearing deposits increased $13.8 million (1.8%) during this period. Money market savings accounted for most of the increase in interest-bearing deposits, although NOW accounts and certificates of deposit also increased. Management believes this to be a shift from short- term to longer-term savings resulting from recent increases in interest rates. If interest rates continue to increase, management expects growth in long-term deposits to continue.

          The Company will attempt to continue to remain highly competitive in its market by offering competitive rates of return on its savings and certificate of deposit instruments. Although the Company promotes its savings products when appropriate, management does not intend to compromise its net interest margin to attract deposits.

          SHAREHOLDERS' EQUITY

          Shareholder's equity increased $1.6 million (1.7%) from $95.8 million at December 31, 1993 to $97.4 million at June 30, 1994. This increase was primarily the result of net income of $6.7 million reduced by dividend declarations of $2.9 million and holding losses on securities available for sale of $2.2 million (net of taxes), which reduce capital as a result of adopting SFAS 115 as of January 1, 1994.

          RATE SENSITIVITY GAPS AND NET INTEREST MARGIN

          The Company attempts to maintain a conservative posture with regard to interest rate risk actively managing its asset/liability gap positions and constantly monitoring the direction and magnitude of gaps and risk. The Company attempts to moderate the effects of changes in interest rates by adjusting its asset and liability mix to achieve desired relationships between rate sensitive assets and rate sensitive liabilities. Rate sensitive assets and liabilities are those instruments that reprice within a given time period. An asset or liability reprices when it is subject to change in its interest rate.
          The consolidated rate sensitivity position of the Company at June 30,1994 reflects cumulative interest rate sensitive assets compared to interest rate sensitive liabilities of 109.4% and a cumulative net position to total assets of positive 6.3% considering a twelve month time frame.

          Movements in general market interest rates are a key element in changes in the net interest margin. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income. Conversely during a period of rising interest rates, a positive gap would tend to adversely affect net interest income. The Company's policy is to manage its balance sheet so that fluctuations in net interest margin are minimized regardless of the level of, or movements in, interest rates. The net interest margin has varied somewhat due to management's response to increasing competition from other financial institutions. As interest rates have stabilized over the past few months, the net interest margin has done likewise.

          Listed below are the balances in the major categories of rate sensitive assets and liabilities that are subject to repricing as of June 30, 1994 (dollars in thousands):

                                               Over     Over
                                               three    one
                                       Three   months   year
                                      months   to       to    Over
                                       or      twelve   five  five  Total
                                       less    months   years years

          Rate sensitive assets:
            Interest-bearing
             deposits in financial
             institutions             $116     --       --       --    $116
             Federal funds sold     14,110     --       --       --  14,110
             Investment securities  32,117  72,634  76,864  39,332  220,947
             Loans                 241,512 368,251  52,624  20,879  683,266
              Total                287,855 440,885 129,488  60,211 $918,439
          Rate sensitive
           liabilities:
             Money market savings $321,277     --       --      -- $321,277
             Now accounts          177,300     --       --      --  177,300
             Time deposits:
               Less than $100,000   53,920 $97,411 $119,615     --  270,946
               $100,000 and over    11,165   7,668   14,663     --   33,496
             Nondeposit
               liabilities              --      10       --     --       10

             Total                $563,662$105,089 $134,278     -- $803,029

           Interest sensitivity
             gap                 ($275,807)$335,796 ($4,790) $60,211
           Cumulative interest
           sensitivity gap       ($275,807) $59,989 $55,199 $115,410
           Cumulative net
            interest-earning assets
            as a percentage of net
            interest-bearing
            liabilities                51.1%  109.0%  106.9%  114.4%
           Cumulative interest
            sensitivity gap as a
            percentage of total
            assets                    -27.6%    6.0%    5.5%   11.5%


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

          RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND
          1993

          Net income- The Company's net income for the six months ended June 30, 1994 was $6.7 million compared to $6.9 million at June 30, 1993. This represents a decrease of $.2 million (3.2%) compared to the same period in 1993. This decrease was primarily attributable to the initial benefit of adopting SFAS No. 109 during 1993. The Company's net interest margin increased $.5 million (2.6%) from $19.9 million at June 30, 1993 to $20.4 million at June 30, 1994. This increase primarily resulted from a lower cost of funds, thereby maintaining the net interest margin spread.

          Interest Income- Total interest income, on a tax equivalent basis, decreased $.7 million for the six months ended June 30, 1994 compared to the same period in 1993. The largest component of this decrease was interest on corporate securities which decreased $2.5 million. Of this decrease, $2.3 million was the result of lower average balances during the period and $.2 million was the result of a decline in interest rates. This decrease was partially offset by an increase in interest on loans of $.4 million along with interest on securities held in state and political subdivisions, plus U.S. government agencies and corporations of $.4 million and $1.3 million, respectively.

          Provision for loan losses- The Company's provision for loan losses decreased $.5 million (29.2%) for the six months ended June 30, 1994 when compared to the same period in 1993. Lower bad debt exposure levels coupled with increased collection efforts accounted for this decrease.

          Total other income- Total other income increased $.5 million (9.4%) for the six months ended June 30, 1994 compared to 1993. This was primarily due to the increase in net gain on sale of investment securities available for sale. This component increased $1.4 million over this period, principally due to the sale of the mortgage-backedsecurities held by the Company in connection with the termination of the REMIC. These gains were partially offset by losses incurred by the Company on the sale of equipment, along with a declining residential mortgage loan refinance market which has led to lower income from loan sales.

          Total other expense- Total other expenses increased $1.0 million (8.0%)from $12.9 million for the six months ended June 30,1993 to $13.9 million for the six months ended June 30, 1994. This increase was principally due to increased professional fees and expenses incurred in connection with the operation of other real estate during this period. The increase in professional fees is due primarily to costs related to certain other real estate owned and increased legal fees associated with the disputed tax returns of the Company's thrift subsidiary, West Suburban Bank of Aurora, FSB("WSB Aurora"). As described in another section of this report, one of those properties held in other real estate in the second quarter of 1994 was sold. Therefore, management expects professional fees expense to decline over the remainder of the fiscal year. Salaries and employee benefits increased $.2 million (3.3%) for the six months ended June 30, 1994 compared to the same period in 1993. This increase was principally due to the costs associated with the opening of two new facilities. FDIC insurance premiums increased slightly for the six month period ended June 30, 1994 as compared to June 30, 1993 primarily due to an increase in average deposit balances held during the 1994 period. Additionally, WSB Aurora received a credit toward its premiums during the 1993 period.

          Income tax expense- Income tax expense increased $.3 million (7.3%) for the six months ended June 30, 1994 compared to 1993, primarily due to increased corporate tax rates during the 1994 period.

          Total Interest Expense- Total interest expense decreased $1.3 million for the six months ended June 30, 1994 compared to the same period during 1993. The largest component of this decrease was interest on deposits which decreased $.9 million largely due to a decline in interest rates. Management believes that this trend will reverse, in the short-term.

          The following table reflects the extent to which changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest rates have affected net interest income for the six-month period ended June 30, 1994 as compared to the same period in 1993 (dollars in thousands):

                                      Change due to:

                                       Volume    Rate     Total

           Interest income
             Interest-bearing
            deposits in financial
            institutions                ($135)    $149      $14
             Federal funds sold           114       25      139
             Investment securities       (323)    (317)    (640)
             Mortgage-backed
              securities                 (429)     (87)    (516)
             Loans                      1,241     (817)     424
              Total interest income       468   (1,047)    (579)

           Interest expense
            Interest-bearing deposits      12     (935)    (923)
            Borrowed funds               (353)     (18)    (371)
             Total interest expense      (341)    (953)  (1,294)
             Net interest income         $809     ($94)    $715

          RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1994
          AND 1993

          The Company experienced an increase in net income of $.4 million (11.7%) for the three months ended June 30, 1994 compared to the same period in 1993. The Company's net interest margin increased $.3 million (2.6%)from $10.0 million for the three months ended June 30,1993 to $10.3 million for the same period in 1994. This was primarily due to an improvement in the Company's cost of funds. Total other income increased $.9 million (34.7%) for the three months ended June 30, 1994 compared to the same period in 1993. Increases in income were offset by an increase in salary and employee benefits, FDIC Insurance premiums and income taxes.

          OTHER CONSIDERATIONS

          Earnings of bank and thrift holding companies and their subsidiaries are affected by general economic conditions and also by the fiscal and monetary policies of federal regulatory agencies,including the Board of Governors of the Federal Reserve System. Such policies have affected the operating results of all commercial banks and thrifts in the past and are expected to do so in the future. The Company cannot accurately predict the nature or the extent of any effects which fiscal or monetary policies may have on its subsidiaries' business and earnings.

          The Internal Revenue Service (the "IRS") is currently examining the income tax returns of WSB Aurora for 1988, 1989 and 1990. The IRS has proposed certain adjustments to the income tax returns of WSB Aurora for 1988, 1989 and 1990. The periods under examination are prior to the acquisition of WSB Aurora by the Company. The Company continues to contest the adjustments proposed by the IRS. However,in the event that the IRS is successful in whole or in part, the Company believes any adjustments which might result would not have a material effect on the Company's financial position.

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

          None


          ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          A.        The Annual Meeting of Shareholders was held on May 11,
                    1994.

          B. The following individuals were elected to serve as directors of the Company for a term of one year at the Annual Meeting. The votes for and against such individuals are set forth below:

                                                     FOR       AGAINST
                              1.  Kevin J. Acker    1,616,189   2,366
                              2.  John A. Clark     1,599,409  19,144
                              3.  James Bell        1,584,174  29,788
                              4.  Peggy LoCicero    1,577,883  10,840
                              5.  Charles P. Howard 1,584,790  21,884

                              Broker-No Votes  57,515

          C. Approval of the Amendment to the Articles of Incorporation of the Company which limits the liability of the Company's directors.

                                              FOR       AGAINST   ABSTAIN
                                             1,547,946  33,796     38,922

          D. Ratification of Deloitte & Touche as the Company's independent auditors.

                                             FOR        AGAINST  ABSTAIN
                                             1,606,322   7,449     6,894

          ITEM 5.   OTHER INFORMATION

          None


          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A.   None

          B.   None

          SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 WEST SUBURBAN BANCORP,INC.
                                                               (Registrant)


                  Date:     August 12, 1994



                                                   /S/ John A. Clark
                                                   John A. Clark
                                                   President and CEO





                                                   /S/ Duane G. Debs
                                                   Duane G. Debs
                                                   Chief Accounting Officer