Form 10-Q
period 1994-09-30
WEST SUBURBAN BANCORP INC
filed 1994-11-14
CIK 805080

              THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING
         SUBMITTED PURSUANT TO RULE 901(d) OF REGULATION S-T.

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               FORM 10-Q

      /x/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
           For the Quarterly Period ended September 30, 1994

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
 (State or other jurisdiction     (I.R.S. Employer Identification Number)
 of incorporation or organization)

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

 1,000,000 shares of Common Stock, Class A, no par value, were authorized and 347,015 shares were issued and outstanding as of September 30, 1994.

 1,000,000 shares of Common Stock, Class B, no par value, were authorized and 85,480 shares were issued and outstanding as of September 30, 1994.

                     WEST SUBURBAN BANCORP, INC.

                      Form 10-Q Quarterly Report

                           Table of Contents


                                PART I
                                                          Page Number

  Item 1. Financial Statements                                     1
  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      7

                               PART II

  Item 1. Legal Proceedings                                       13
  Item 2. Changes in Securities                                   13
  Item 3. Defaults Upon Senior Securities                         13
  Item 4. Submission of Matters to a Vote of Security Holders     13
  Item 5. Other Information                                       13
  Item 6. Exhibits and Reports on Form 8-K                        13

  Form 10-Q Signature Page                                        14

                              PART I

  ITEM 1.FINANCIAL STATEMENTS

             WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                        (Dollars in Thousands)
                              (UNAUDITED)


                                       September 30,  December 31,
                                            1994          1993
 Assets
 Cash and due from banks                   $37,595      $37,727
 Interest-bearing deposits in financial
 institutions                                   65          610
 Federal funds sold                         15,670        6,160
    Total cash and cash equivalents         53,330       44,497
 Investment securities:
    Available for sale (amortized cost
    of $138,834 in 1994; market value
    of $174,088 in 1993)                   134,186      171,475
    Held to maturity (market value of
    $84,865 in 1994; market value of
    $19,251 in 1993)                        88,675       19,119
 Mortgage-backed securities available
    for sale (amortized cost of $128
    in 1994; market value of $19,501
    in 1993                                    128       17,559
 Loans, less allowance for loan
    losses of $8,241 in 1994; $7,125
    in 1993                                686,645      692,274
 Premises and equipment, net                25,702       25,401
 Other real estate                           4,815        9,954
 Accrued interest and other assets          18,603       19,599
 Total assets                           $1,012,084     $999,878

 Liabilities and Shareholders' Equity
 Deposits
    Noninterest-bearing                    $93,007      $94,268
    Interest-bearing                       810,127      789,196
     Total deposits                        903,134      883,464
 Federal Home Loan Bank ("FHLB")
    advances                                 2,000        8,220
 Real Estate Mortgage Investment
    Conduit ("REMIC")                          ---        3,541
 Subordinated convertible capital notes         10           50
 Accrued interest and other liabilities      8,363        8,780

     Total liabilities                     913,507      904,055

 Shareholders' equity
 Common Stock, Class A, no par value;
  1,000,000 shares authorized;
  347,015 shares issued and
  outstanding                                2,774        2,774
 Common Stock, Class B, no par value;
  1,000,000 shares authorized;
  85,480 shares issued and
  outstanding                                  683          683
 Surplus                                    38,066       38,066
 Retained earnings                          59,855       54,300
 Unrealized losses on securities
   available for sale,  (net of taxes)      (2,801)         ---
 Total shareholders' equity                 98,577       95,823
 Total liabilities and shareholders'
   equity                               $1,012,084     $999,878

        The accompanying notes are an integral part of the consolidated financial statements

             WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                        (Dollars in Thousands)
                              (UNAUDITED)

                                              1994         1993
 Interest Income
  Loans, including fees                    $38,649      $37,418
  Investment securities:
    Corporate                                4,919        9,034
    U.S. government agencies and
    corporations                             3,835        1,481
  States and political subdivisions            887          554
  U.S. Treasury securities                     522            2
  Mortgage-backed securities                   734        1,826
  Deposits in financial institutions            84           98
  Federal funds sold                           520          258
    Total interest income                   50,150       50,671
 Interest Expense
  Deposits                                  19,384       19,596
  Other                                        182          659
    Total interest expense                  19,566       20,255
    Net interest income                     30,584       30,416
    Provision for Loan Losses                1,643        2,274
 Net Interest Income after Provision for
    Loan Losses                             28,941       28,142
 Other Income
  Service fees                               2,562        2,623
 Net gain on sale of investment
   securities available for sale               336           49
 Net gain on sale of mortgage-backed
   securities available for sale             1,188          ---
 Trust fees                                    229          240
 Net gain on sale of loans originated for
   sale                                        208        1,021
 Loan servicing                                652          691
 Other                                       2,267        2,843
   Total other income                        7,442        7,467
 Other Expense
  Salaries and employee benefits             9,261        9,579
  Occupancy                                  1,592        1,723
  Premises and equipment                     1,598        1,653
  FDIC insurance premiums                    1,490        1,278
  Professional fees                            738          693
  Other                                      5,210        5,046
    Total other expense                     19,889       19,972
 Income Before Income Taxes                 16,494       15,637
 Applicable income taxes                     6,505        5,980
 Income before cumulative effect of
 accounting change                           9,989        9,657

 Cumulative effect of accounting change       ----          359
 Net Income                                 $9,989      $10,016
 Earnings Per Share
  Before cumulative effect of
  accounting change:
       Primary                                           $23.94
       Fully diluted                                     $22.58

       Primary                              $23.10       $24.83
       Fully diluted                        $23.10       $23.41

       The accompanying notes are an integral part of the consolidated financial statements

             WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                        (Dollars in Thousands)
                              (UNAUDITED)

                                              1994         1993
 Interest Income
  Loans, including fees                     $13,533      $12,679
  Investment securities:
    Corporate                                 1,357        2,905
  U.S. government agencies and
    corporations                              1,639          492
  States and political subdivisions             303          225
  U.S. Treasury securities                      200            1
  Mortgage-backed securities                     44          619
  Deposits in financial institutions              4           32
  Federal funds sold                            220           97
   Total interest income                     17,300       17,050
 Interest Expense
   Deposits                                   7,059        6,347
   Other                                         52          159
   Total interest expense                     7,111        6,506
   Net interest income                       10,189       10,544
 Provision for Loan Losses                      543          721
 Net Interest Income after Provision for
   Loan Losses                                9,646        9,823
 Other Income
  Service fees                                  882          889
 Net gain (loss) on sale of investment
  securities available for sale                   9           (1)
 Net gain on sale of mortgage-backed
  securities available for sale                  23          --
 Trust fees                                      53           52
 Net gain on sale of loans originated for
  sale                                            8          267
 Loan servicing                                 214          225
 Other                                          731          987
   Total other income                         1,920        2,419
 Other Expense
  Salaries and employee benefits              2,921        3,441
  Occupancy                                     517          575
  Premises and equipment                        486          518
  FDIC insurance premiums                       503          463
  Professional fees                              93          292
  Other                                       1,439        1,783
   Total other expense                        5,959        7,072
 Income Before Income Taxes                   5,607        5,170
 Applicable income taxes                      2,317        2,076
 Net Income                                  $3,290       $3,094
 Earnings Per Share

 Primary                                      $7.61        $7.67
 Fully diluted                                $7.61        $7.24

    The accompanying notes are an integral part of the consolidated financial statements

             WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                        (Dollars in Thousands)
                              (UNAUDITED)

                                              1994         1993
 Cash flows from operating activities
    Net income                                $9,989      $10,016

 Adjustments to reconcile net income to
 net cash provided by operating
   activities

   Depreciation and amortization               1,801        1,825
   Cumulative effect of accounting change       ----         (359)
   Provision for loan losses                   1,643        2,274
   Provision for deferred income taxes         1,905         (880)
   Premium amortization of securities, net     1,282        2,863
   Net gain on sale of investment
    securities available for sale               (336)         (49)
   Net gain on sale of mortgage-backed
    securities available for sale             (1,188)         ---
   Net gain on sale of loans originated
    for sale                                    (208)      (1,021)
   Sale of loans originated for sale           7,968       60,265
   Loans originated for sale                 (11,881)     (59,420)
   (Gain) loss on sale of premises and
    equipment                                    267          (29)
   Gain on sale of other real estate            (393)        (162)
   (Increase) decrease in other assets        (2,489)         787
   Increase  in other liabilities                922          140
    Total adjustments                           (707)       6,234
    Net cash provided by operating
    activities                                 9,282       16,250

 Cash flows from investing activities

 Proceeds from sales of investment
   securities available for sale              54,162       36,028
 Proceeds from sales of mortgage-backed
   securities available for sale              15,973          ---
 Proceeds from maturities of investment
   securities                                 48,440       59,906
 Purchases of investment securities         (138,615)     (74,055)
 Proceeds from  payments on
   mortgage-backed securities                  2,644        6,125
 Net (increase) decrease in loans              6,284      (27,368)
 Purchases of premises and equipment          (2,392)        (689)
 Proceeds from sale of premises and
   equipment                                      23           40
 Proceeds from sale of other real estate       7,355        2,296
   Net cash provided by (used in)
    investing activities                     ($6,126)      $2,283

      The accompanying notes are an integral part of the consolidated financial statements

             WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993 (CONTINUED)
                        (Dollars in Thousands)
                              (UNAUDITED)

                                              1994         1993
 Cash flows from financing activities
  Net increase (decrease) in demand
    deposits, NOW accounts and savings
    accounts                                   ($8)      $2,908
  Net (decrease) increase in
    certificates of deposit                 19,677      (14,709)
  Net increase in federal funds
    purchased                                  ---        4,875
  Decrease in FHLB advances                 (6,220)      (1,950)
  Repayment of REMIC                        (3,541)      (6,513)
  Repayment of note payable                   ----       (2,000)
  Cash dividends paid                       (4,231)      (3,833)
   Net cash provided by (used in)
    financing activities                     5,677      (21,222)
   Net increase (decrease) in cash and
    cash equivalents                         8,833       (2,689)
   Cash and cash equivalents at
    beginning of period                     44,497       43,817
   Cash and cash equivalents
    end of period                          $53,330      $41,128

 Supplemental disclosure of cash flow
    information
 Cash paid during the year for:
 Interest on deposits and other
   borrowings                              $19,718      $20,084
 Income Taxes                               $4,885       $5,472
 Supplemental schedule of noncash
   investing and financing activities:
 Decrease in allowance for unrealized
 losses on marketable equity securities       ----        ($548)
 Securities fair value adjustment           $4,648         ----
 Unrealized losses on securities
  available for sale,(net of taxes)        ($2,801)        ----
 Transfers to other real estate             $1,823       $5,302


  The accompanying notes are an integral part of the consolidated financial statements.

             WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited interim consolidated financial statements include the accounts of the Company and its subsidiaries and are prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual financial statements have been omitted. The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the latest Annual Report on Form 10-K filed by West Suburban Bancorp, Inc. (the "Company").
The consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods.

Earnings per share are calculated on the basis of the daily weighted average number of shares outstanding.

NOTE 2- SECURITIES

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that all debt and equity securities be classified as held to maturity, trading account assets or available for sale. Securities held to maturity are classified as such only when the Company determines it has the ability and intent to hold these securities to maturity. Trading account assets include securities acquired as part of trading activities and are typically purchased with the expectation of near-term profit. All securities not qualifying for held to maturity or trading treatment are classified as available for sale, even if the Company has no current intention to sell the securities.

Application of SFAS No. 115 to prior periods is not permitted and, accordingly, prior period financial statements have not been restated to reflect the change in accounting principle. There is no cumulative effect on the Company's Consolidated Statements of Income for the nine or three months ended September 30, 1994 from adopting SFAS No. 115. Shareholders' equity at September 30, 1994 was decreased by $2.8 million, which represents the unrealized losses on securities classified as available for sale, net of deferred income taxes. The effect of adopting SFAS No. 115 at January 1, 1994 resulted in an increase to shareholders' equity of approximately $2.7 million, net of deferred income taxes.

NOTE 3- OUTSTANDING LINES OF CREDIT AVAILABLE -(PRESENTED IN
THOUSANDS)

                                         September      December
                                         30, 1994       31, 1993

 Home equity lines                        $95,581       $85,687

 Time loans in process                    131,254       145,121

 Visa credit lines                         49,964        56,879

 Total commitments                       $276,799      $287,687


 The Company had $8.2 million and $7.7 million of commitments to originate residential mortgage loans as of September 30, 1994 and December 31, 1993, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION - OVERVIEW

The Company's net income and net interest margin for the nine months ended September 30, 1994 remained stable when compared to the same period in 1993. A more detailed discussion follows under "Results of Operations for the Nine Months Ended September 30, 1994 and 1993."

The Company experienced growth in its net income caused primarily by lower noninterest expenses which were partially offset by a minimal decline in its net interest margin for the three months ended September 30, 1994 when compared to the same period in 1993. A more detailed discussion follows under "Results of Operations for the Three Months Ended September 30, 1994 and 1993."

LIQUIDITY

Management believes that the Company continues to maintain an adequate level of liquidity while seeking to maximize income. Cash and cash equivalents increased $8.8 million (19.9%) during the first nine months of 1994. An increase in federal funds sold of $9.5 million (154.4%) was partially offset by decreases in cash and due from banks along with interest-bearing deposits in financial institutions.

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

ASSET DISTRIBUTION

Investment securities increased $32.3 million (16.9%) from $190.6 million at December 31, 1993 to $222.9 million at September 30, 1994.
The Company increased its holdings in investment securities with cash received from increased deposits and due to reduced loan demand. The mortgage-backed securities portfolio was liquidated in connection with the termination of the REMIC during 1994. As of September 30, 1994,the investment securities portfolio had an amortized cost of $227.5 million and an estimated fair value of $219.0 million compared to December 31, 1993 at which time the amortized cost of the Company's investment securities portfolio was $190.6 million and the estimated market value was $193.3 million. The primary cause of the decline in market value of the Company's investment securities portfolio was the increase in interest rates which occurred during 1994. Management reviews its portfolio on an ongoing basis and in doing so reviews market conditions and trends.

Total loans decreased $4.5 million (.6%) during the first nine months of 1994. The decline in loans resulted from reduced residential mortgage loan demand caused by a less favorable interest rate environment. As a result of the decline in loan funding, the Company reduced its balance of FHLB advances from $8.2 million at December 31, 1993 to $2.0 million at September 30, 1994.

ALLOWANCE FOR LOAN LOSSES AND ASSET QUALITY

The allowance for loan losses represents the amount which management has determined will be adequate to cover probable future losses in the Company's current loan portfolio. Management's determination is based upon its consideration of the risk presented by the various components in the loan portfolio, past loan loss experience and trends, current loan holdings and delinquencies and anticipated economic conditions in the Company's market area. The allowance for loan losses increased $1.1 million from $7.1 million at December 31, 1993 to $8.2 million at September 30, 1994. This represents an increase in the allowance for loan losses to total loans outstanding from 1.02% at December 31, 1993 to 1.19% at September 30, 1994. This increase was attributable in part to the decrease in total loans outstanding, stable loan quality, and a decrease in charge-offs during the first nine months of 1994 when compared to the same period in 1993. Nonaccrual loans decreased $1.0 million (15.2%) from $6.5 million at December 31, 1993 to $5.5 million at September 30, 1994, and represented .92% and .79% of total loans as of such dates respectively. For the three month period ended September 30, 1994, nonaccrual loans decreased $.4 million from $5.9 million at June 30, 1994 to $5.5 million at September 30, 1994. As of September 30, 1994 and December 31, 1993, the ratio of nonperforming loans to total loans was 1.5%. Loans 90 days or more past due increased $.7 million (19.3%) from $4.0 million at December 31, 1993 to $4.7 million at September 30, 1994. For the three month period ended September 30, 1994, loans 90 days or more past due decreased $.2 million from $4.9 million at June 30, 1994 to $4.7 million at September 30, 1994.

During 1993, property securing a significant commercial real estate loan was transferred to other real estate and,in June 1994, the property was sold. During the nine months ended September 30, 1994, other real estate decreased $5.1 million (51.6%) primarily as a result of the sale of this and one other property.

LIABILITY DISTRIBUTION

Total liabilities increased $9.5 million (1.0%) from $904.0 million at December 31, 1993 to $913.5 million at September 30, 1994. This increase was due to deposit growth which was offset by a paydown of the REMIC along with the repayment of $6.2 million of FHLB advances.

Total deposits increased $19.7 million (2.2%) to $903.1 million during the first nine months of 1994. Non-interest bearing deposits decreased $1.3 million (1.3%) for the nine months ended September 30, 1994. Interest-bearing deposits increased $21.0 million (2.7%) during this period. Certificates of deposit accounted for most of the increase in interest-bearing deposits, with money market savings also increasing. Management believes this to be a shift from short-term to longer-term savings resulting from recent increases in interest rates. If interest rates continue to increase, management expects further growth in long-term deposits.

The Company will attempt to remain highly competitive in its market by offering competitive rates of return on its savings and certificate of deposit instruments. Although the Company promotes its savings products when appropriate, management does not intend to compromise its net interest margin to attract deposits.

SHAREHOLDERS' EQUITY

Shareholders equity increased $2.8 million (2.9%) from $95.8 million at December 31, 1993 to $98.6 million at September 30, 1994. This increase was primarily the result of net income of $10.0 million reduced by dividend declarations of $4.4 million and unrealized losses on securities available for sale of $2.8 million (net of taxes).

RATE SENSITIVITY GAPS AND NET INTEREST MARGIN

The Company attempts to maintain a conservative posture with regard to interest rate risk actively managing its asset/liability gap positions and constantly monitoring the direction and magnitude of gaps and risk. The Company attempts to moderate the effects of changes in interest rates by adjusting its asset and liability mix to achieve desired relationships between rate sensitive assets and rate sensitive liabilities. Rate sensitive assets and liabilities are those instruments that reprice within a given time period. An asset or liability reprices when it is subject to change in its interest rate. The consolidated rate sensitivity position of the Company at September 30, 1994, representing cumulative interest rate sensitive assets compared to interest rate sensitive liabilities of 107.6% and the cumulative net position to total assets is positive 5.0% considering a twelve month time frame.

Movements in general market interest rates are a key element in changes in the net interest margin. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income. Conversely during a period of rising interest rates, a positive gap would tend to adversely affect net interest income. The Company's policy is to manage its balance sheet so that fluctuations in net interest margin are minimized regardless of the level of, or movements in,interest rates. The net interest margin has varied somewhat due to management's response to increasing competition from other financial institutions.

Listed below are the balances in the major categories of rate sensitive assets and liabilities that are subject to repricing as of September 30, 1994 (dollars in thousands):

                                     Over    Over
                                     three   one
                                     months  year
                            Three    to      to        Over
                            months   twelve  five      five
                            or less  months  years     years Total
Rate Sensitive assets:

 Interest-bearing
  deposits in financial
  institutions               $65       --        --       --      $65
 Federal funds sold       15,670       --        --       --   15,670
 Investment securities    33,778    52,850   87,737   48,624  222,989
   Loans                 234,812   383,431   38,007   33,151  689,401
    Total               $284,325  $436,281 $125,744  $81,775 $928,125

Rate sensitive
 liabilities:
  Money market savings  $311,584        --       --       -- $311,584
  Now accounts           175,203        --       --       --  175,203
  Time deposits:
  Less than $100,000      47,047   103,659  126,655       --  277,361
  $100,000 and over       15,200    15,097   15,684       --   45,981
  Nondeposit liabilitie    2,010        --       --       --    2,010
   Total                $551,044  $118,756 $142,339       -- $812,139

Interest sensitivity
   gap                 ($266,719) $317,525 ($16,595) $81,775
Cumulative interest
   sensitivity gap     ($266,719)  $50,806  $34,211 $115,986

Cumulative net
  interest-earning
  assets as a
  percentage of net
  interest-bearing
  liabilities               51.6%   107.6%   104.2%   114.3%
Cumulative interest
  sensitivity gap as
  a percentage of
  total assets             -26.4%     5.0%    3.4%     11.5%


The above table does not necessarily indicate the future impact of general interest rate movements on the Company's net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, assets and liabilities indicated as repricing within the same period may in fact reprice at different times and at different rate levels.Assets and liabilities are reported in the earliest time frame in which maturity or repricing may occur. The percentage indicated for the cumulative net interest-earning assets as a percentage of net interest-bearing liabilities is well within the Company's target range of acceptable gap values for the three month to twelve month time frame.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994
AND 1993

Net Income- The Company's net income for both the nine months ended September 30, 1994 and 1993 was $10.0 million. During 1993, the Company adopted SFAS No. 109 which caused a one-time increase to net income of approximately $.4 million . The Company's net interest margin on a tax equivalent basis increased $.4 million (1.3%) from $30.9 million at September 30, 1993 to $31.3 million at September 30, 1994. This increase primarily due to a shift to interest-bearing liabilities with a lower cost of funds combined with a decline in the average yield on interest-earning assets.

Interest Income- Total interest income, on a tax equivalent basis, decreased $.3 million for the nine months ended September 30, 1994 compared to the same period in 1993. The largest component of this decrease was interest on corporate securities which decreased $4.1 million. Of this decrease, $3.9 million was the result of lower average balances during the period. This decrease is, in part, due to a modest decline in the average yield on interest earning assets for the 1994 period as a result of refinancing loans and reinvesting securities proceeds at lower yields. Offsetting the effects of lower average yields was the favorable impact of higher average loan balances during the nine months ended September 30, 1994, particularly due to high loan demand in the first half of 1994. The average balance of investment and mortgage-backed securities declined during the 1994 period, in part, to the need to fund the high loan demand the Company experienced during the first nine months of 1994. This decrease was offset by an increase in interest on loans of $1.3 million, on securities held in state and political subdivisions of $.5 million and on U.S. government agencies and corporations of $2.6 million.

Interest Expense- Totalinterest expense decreased $.7 million for the nine months ended September 30, 1994 compared to the same period during 1993.The largest component of this decrease was interest on borrowed funds which decreased $.5 million due to a decline in FHLB Advances. Total interest expense also decreased due to the termination of the REMIC.

The following table reflects the extent to which changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest rates have affected net interest income for the nine-month period ended September 30, 1994 as compared to the same period in 1993 (dollars in thousands):

                                                Change
                                                Due To:


                                       Volume   Rate      Total
 Interest income
   Interest-bearing deposits in
    financial institutions              ($22)     $26        $4
   Federal funds sold                    195       67       262
   Investment securities                (400)    (346)     (746)
   Mortgage-backed securities           (982)    (110)   (1,092)
   Loans                               1,906     (615)    1,291
      Total interest income              697     (978)     (281)

 Interest expense

   Interest-bearing deposits             192     (402)     (210)
    Borrowed funds                      (216)    (261)     (477)
      Total interest expense             (24)    (663)     (687)
       Net interest income              $721    ($315)     $406


Provision for loan losses- The Company's provision for loan losses decreased $.6 million (27.8%) for the nine months ended September 30, 1994 when compared to the same period in 1993 as a result of the Company's analysis of the overall credit risk in its loan portfolio.

Other Income- Total other income remained flat for the nine months ended September 30, 1994 compared to the same period in 1993. The net gains on sale of securities available for sale increased $1.5 million over this period, principally due to the sale of the mortgage-backed securities in connection with the termination of the REMIC. However, these gains were largely offset by reduced gains on the sale of mortgage loans in the secondary market.

Other Expense-Total other expenses were stable at $20.0 million for the nine months ended September 30, 1993 when compared to $19.9 million for the nine months ended September 30, 1994. Salary and employee benefits declined $.3 million. This was due to decreased insurance and profit-sharing expenses. FDIC insurance premiums increased $.2 million for the nine month period ended September 30, 1994 as compared to September 30, 1993 due to an increase in average deposit balances held during the 1994 period and, additionally, West Suburban Bank of Aurora
("WSB Aurora") received a credit toward its premiums during the 1993 period. Other operating expenses increased $.2 million during this period. This increase was principally due to increased maintenance costs on computer equipment along with higher public relations expense. Professional fees have stabilized due to continued reduction of properties held in Other
Real Estate.

Income Tax Expense- Income tax expense increased $.5 million (8.8%) for the nine months ended September 30, 1994 compared to the same period in 1993 due to higher corporate tax rates and higher income before taxes of $.9 million.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1994
AND 1993

Net Income-The Company experienced an increase in net income of $.2 million (6.4%) for the three months ended September 30, 1994 compared to the same period in 1993. The decreases in net interest margin were offset by favorable decreases in salaries and employee benefits.

Net Interest Income- The Company's net interest income decreased $.3 million (3.4%) from $10.5 million for the three months ended September 30, 1993 to $10.2 million for the same period in 1994. This was primarily due to increased cost of funds. While the change in net interest income from the comparable 1993 third quarter is not significant, management will continue to monitor its rate sensitive gaps.

Other Income- Total other income decreased $.5 million from $2.4 million to $1.9 million for the three months ended September 30, 1993 compared to the same period in 1994. Loan originations decreased $.3 million during this period as a result of decreased mortgage loan refinancing demand due to higher interest rates.

Other Expense- Total other expense decreased $1.1 million from $7.1 million to $6.0 million for the three months ended September 30, 1993 compared to the same period in 1994. Salary and employee benefits and professional fees decreased by $.5 million and $.2 million, respectively.

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

Recent Regulatory Developments

On September 23, 1994, the "Riegle Community Development and
Regulatory Improvement Act of 1994" (the "Riegle Act") was signed into law. The provisions of Title III of the Riegle Act are intended to reduce the paperwork and regulatory burdens of federally-insured financial institutions and their holding companies. These provisions require the federal banking regulators, among other things: (i) to consider the burdens and benefits to depository institutions and their customers of proposed regulatory and administrative requirements; (ii) within two years of the enactment of the Riegle Act, to eliminate from their regulations and written supervisory policies regulatory inconsistencies, outmoded or duplicative requirements and unwarranted constraints on credit availability and to adopt uniform requirements to implement common statutory schemes or regulatory concerns; (iii) to create a unified examination process for financial institutions subject to the jurisdiction of more than one regulator; (iv) within six months of enactment of the Riegle Act, to establish an internal regulatory appeals process by which regulated institutions may obtain review of agency determinations relating to such matters as examination ratings, adequacy of loan loss reserves and significant loan classifications; (v) to streamline the quarterly call report format; and (vi) in considering revisions to risk-based capital requirements, to ensure that the standards take into account the size, activities and reporting burdens of institutions. The Riegle Act also gives the federal banking agencies greater flexibility with respect to the implementation and enforcement of certain provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), including the FDICIA provisions regarding safety and soundness standards, examination frequency and independent audit requirements. Because the federal banking regulators have not yet taken action to implement the regulatory reforms contemplated by the Riegle Act, it is not possible at this time to determine the impact of these reforms on the Company and its subsidiaries.

In addition, on September 29, 1994, the "Riegle-Neal Interstate
Banking and Branching Efficiency Act of 1994" (the "Riegle-Neal Act") was signed into law. Effective September 29, 1995, the Riegle-Neal
Act allows bank holding companies to acquire banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law, but subject to certain conditions, including limitations on the aggregate amount of deposits that may be held by the acquiring holding company and all of its insured depository institution affiliates. Effective June 1, 1997, the Riegle-Neal Act allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. Effective immediately, the Riegle- Neal Act allows banks to establish de novo interstate branches or to acquire individual branches of a bank in another state (rather than acquiring an out-of-state bank in its entirety), but only if specifically authorized by state law. The legislation allows individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. As a result of the delayed effective dates of the interstate banking provisions of the Riegle-Neal Act, and the fact that presently no state authorizes the establishment of de novo branches by out of state banks, the Riegle-Neal Act is not expected to have an immediate significant impact on the Company or its subsidiaries. Over time, however, the provisions of the Riegle-Neal Act may increase competition in the market served by the Company and its subsidiaries. Federal savings associations currently have the ability under Office of Thrift Supervision regulations to establish interstate branch networks.

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



                                   WEST SUBURBAN BANCORP, INC.
                                        (Registrant)

Date: November 14, 1994


                                                   /s/    KEVIN J. ACKER
                                                   CHAIRMAN OF THE BOARD



                                                 /s/     DUANE G. DEBS
                                                 CHIEF ACCOUNTING OFFICER