Form 10-Q/A
period 1994-09-30
WEST SUBURBAN BANCORP INC
filed 1994-12-20
CIK 805080

[DESCRIPTION]10-Q FOR WEST SUBURBAN BANK

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               FORM 10-Q/A

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits
     27 Financial Data Schedule

B.   None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   WEST SUBURBAN BANCORP, INC.
                                        (Registrant)

Date: December 20, 1994


                                                   /s/    KEVIN J. ACKER
                                                   CHAIRMAN OF THE BOARD



                                                 /s/     DUANE G. DEBS
                                                 CHIEF ACCOUNTING OFFICER


[SROS]NONE
[DESCRIPTION] ART. 5 FDS FOR 3RD QUARTER 10-Q
[ARTICLE] 5
[MULTIPLIER] 1,000

[PERIOD-TYPE]                   QTR-3
[FISCAL-YEAR-END]                          DEC-31-1994
[PERIOD-START]                             JUL-01-1994
[PERIOD-END]                               SEP-30-1994
[CASH]                                          37,595
[SECURITIES]                                   222,861
[RECEIVABLES]                                  702,331
[ALLOWANCES]                                     8,241
[INVENTORY]                                          0
[CURRENT-ASSETS]                               720,606
[PP&E]                                          25,702
[DEPRECIATION]                                   1,801
[TOTAL-ASSETS]                               1,012,084
[CURRENT-LIABILITIES]                          667,790
[BONDS]                                              0
[COMMON]                                         3,457
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                      95,121
[TOTAL-LIABILITY-AND-EQUITY]                 1,012,084
[SALES]                                              0
[TOTAL-REVENUES]                                57,592
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                 1,643
[INTEREST-EXPENSE]                              19,566
[INCOME-PRETAX]                                 16,494
[INCOME-TAX]                                     6,505
[INCOME-CONTINUING]                              9,989
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     9,989
[EPS-PRIMARY]                                      .02
[EPS-DILUTED]                                      .02