Form 10-Q/A
period 1994-09-30
WEST SUBURBAN BANCORP INC
filed 1995-02-07
CIK 805080

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

Date: February 7, 1995


                                                   /s/    KEVIN J. ACKER
                                                   CHAIRMAN OF THE BOARD



                                                 /s/     DUANE G. DEBS
                                                 CHIEF ACCOUNTING OFFICER


[SROS]NONE