Form 10-K
WEST SUBURBAN BANCORP INC
filed 1995-03-31
CIK 805080

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     /X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                     For fiscal year ended December 31, 1994
                                       OR
     / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               For transition period from __________ to __________

                         Commission File Number 0 -17609

                           WEST SUBURBAN BANCORP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          ILLINOIS                                        36-3452469
---------------------------------        ---------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)

711 SOUTH MEYERS ROAD, LOMBARD, ILLINOIS                                  60148
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (708) 629-4200
--------------------------------------------------   --------------

Securities registered pursuant to Section 12(b) of the Act:
----------------------------------------------------------

                                                  Name of Each Exchange
     Title of Each Class                          on which Registered
     -------------------                          ---------------------
          None                                          None

Securities registered pursuant to Section 12(g) of the Act:
----------------------------------------------------------

                       CLASS A COMMON STOCK, NO PAR VALUE
                       ----------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this form 10-K [ ]
 The index to exhibits is located on page 29 of 108 total sequentially numbered pages.

     The aggregate market value of voting common stock of Registrant held by non-affiliates as of December 31, 1994 was $64,134,720(1). At December 31, 1994, the total number of shares of Class A Common Stock outstanding was 347,015 and the total number of shares of Class B Common Stock outstanding was 85,480.

Documents Incorporated by Reference:

     Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1994 are incorporated by reference into Parts I, II and IV hereof, to the extent indicated herein. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 1995 are incorporated by reference in
Part III hereof, to the extent indicated herein.

































________________________

(1) Based on the last reported price of an actual transaction in Registrant's common stock on February 28, 1995, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of common stock of Registrant.

                           WEST SUBURBAN BANCORP, INC.

                          1994 Form 10-K Annual Report

                                Table of Contents


                                     PART I
                                                                     Sequential
                                                                     Page Number

Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . .20
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .22
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . .22


                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . . .23
Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . .23
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . . . . .24
Item 8.   Financial Statements and Supplementary Data. . . . . . . . . . . . .24
Item 9.   Changes in and Disagreements With Accountants on Accounting
            and Financial Matters  . . . . . . . . . . . . . . . . . . . . . .24

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant . . . . . . . . .25
Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . .25
Item 12.  Security Ownership of Certain Beneficial Owners and Management . . .25
Item 13.  Certain Relationships and Related Transactions . . . . . . . . . . .25


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K. . .26

Form 10-K Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . . .28

                                     PART I
ITEM 1.   BUSINESS

REGISTRANT AND ITS SUBSIDIARIES

West Suburban Bancorp, Inc., an Illinois corporation (the "Company"), is a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and a thrift holding company registered under the Home Owner's Loan Act, as amended (the "HOLA"). The Company's operating subsidiaries consist of: West Suburban Bank, Lombard, Illinois; West Suburban Bank of Downers Grove/Lombard, Downers Grove, Illinois; West Suburban Bank of Darien, Darien, Illinois; West Suburban Bank of Carol Stream/Stratford Square, Bloomingdale, Illinois; and West Suburban Bank of Aurora, F.S.B. Aurora, Illinois. West Suburban Bank, West Suburban Bank of Downers Grove/Lombard, West Suburban Bank of Darien and West Suburban Bank of Carol Stream/Stratford Square may be referred to collectively as the "Bank Subsidiaries," West Suburban Bank of Aurora, F.S.B. may be referred to as "WSB Aurora" and the Bank Subsidiaries and WSB Aurora may be referred to collectively as the "Subsidiaries."

The Company was incorporated in 1986 and became the parent bank holding company of the Bank Subsidiaries in 1988. On July 13, 1990, the Company acquired WSB Aurora, a federally-chartered thrift, thereby also becoming a thrift holding company.

The Subsidiaries are headquartered in the near western suburbs of Chicago among some of the faster growing areas in Illinois. Due to the nature of the market areas served by the Subsidiaries, the Subsidiaries provide a wide range of financial services to individuals and small and medium sized businesses. The western suburbs of Chicago have a diversified economy, with many new corporate headquarters and numerous small and medium sized industrial and non-industrial businesses providing employment.

The Subsidiaries engage in a general full service retail banking business and offer a broad variety of consumer and commercial products and services. The Subsidiaries also offer trust services, safe deposit boxes and extended banking hours, including Sunday hours and 24-hour banking through either a proprietary network of 33 automated teller machines ("ATMs") or Tele-Bank 24, a bank-by-phone system. Other consumer related services are available including financial services and a competitively priced VISA card through West Suburban Bank Card Services.

Although each Subsidiary operates under the direction of its own board of directors, the Company has standard operating policies regarding asset/liability management, liquidity management, investment management, lending practices and deposit structure management. The Company has historically centralized certain operations where economies of scale can be achieved.

The following table sets forth financial and other information concerning the subsidiaries as of December 31, 1994:

                 SUBSIDIARIES OF WEST SUBURBAN BANCORP, INC. (1)
                             (Dollars in thousands)


 Name of Subsidiary
 (Year Formed/                                                   Share-
 Year Affiliated              Number of           Total          holder's        Net             Return on Average
 With the Parent)             Locations (2)       Assets         Equity         Income         Assets         Equity
----------------              -------------       ------         ------         ------         ------         ------
West Suburban Bank                25              $375,078       $31,903        $5,266          1.5%          16.8%
 (1962/1988)

West Suburban Bank
of  Downers Grove/
Lombard                           25               140,096        12,697         1,949          1.4%          14.8%
 (1972/1988)

West Suburban Bank
of  Darien                        25               211,921        16,897         2,820          1.4%          16.5%
 (1973/1988)

West Suburban Bank
of  Carol Stream/
Stratford Square                  25               165,388        13,208         1,991          1.3%          14.8%
 (1975/1988)

West Suburban Bank
of  Aurora, F.S.B.                 3               150,352        15,364         1,323           .9%           8.4%
 (1926/1990)

________________

(1) The data presented in this table is not intended to present the Company's consolidated financial results for 1994. The Company's consolidated financial statements are provided in this Form 10-K in response to Item 14.

(2) The number of locations reflected for the Bank Subsidiaries includes all facilities at which customers of any Bank Subsidiary can conduct their banking business, and includes a facility which consists solely of a proprietary stand-alone ATM facility.

COMPETITION

The Company encounters competition in all areas of its business pursuits. It competes for loans, deposits, fiduciary and other services with financial and other institutions located both within and outside of its market area. In order to compete effectively, to develop its market base, to maintain flexibility and to move in pace with changing economic and social conditions, the Company continuously refines and develops its products and services. The principal methods of competition in the financial services industry are price, service and convenience.

EMPLOYEES

The Company employed 601 persons (476 full time equivalent employees) on
December 31, 1994.   The Company believes that its relations with its employees are good.

SUPERVISION AND REGULATION

General

The growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the policies of various governmental regulatory authorities including, but not limited to, the Board of Governors of the Federal Reserve System (the "FRB"), the Federal Deposit Insurance Corporation (the "FDIC"), the Illinois Commissioner of Banks and Trust Companies (the "Commissioner"), the Office of Thrift Supervision (the "OTS"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). Financial institutions and their holding companies are extensively regulated under federal and state law. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions, such as the Company regulate, among other things, the scope of business, investments, loans, deposit insurance, reserves against deposits, capital adequacy, the establishment of branches, mergers, consolidations, dividends and other aspects of their operations. The system of supervision and regulation applicable to the Company and the Subsidiaries establishes a comprehensive framework for the operations of the Company and the Subsidiaries and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

The following references to material statutes and regulations affecting the Company and the Subsidiaries are brief summaries thereof and do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of the Company.

Recent Regulatory Developments

On September 23, 1994, the "Riegle Community Development and Regulatory Improvement Act of 1994" (the "Riegle Act") was signed into law. The provisions of Title III of the Riegle Act are intended to reduce the paperwork and regulatory burdens of federally-insured financial institutions and their holding companies. These provisions require the federal banking regulators, among other things: (i) to consider the burdens and benefits to depository institutions and their customers of proposed regulatory and administrative requirements;
(ii) within two years of the enactment of the Riegle Act, to eliminate from their regulations and written supervisory policies regulatory inconsistencies, outmoded or duplicative requirements and unwarranted constraints on credit availability and to adopt uniform requirements to implement common statutory schemes or regulatory concerns; (iii) to create a unified examination process for financial institutions subject to the jurisdiction of more than one regulator; (iv) within six months of enactment of the Riegle Act, to establish an internal regulatory appeals process by which regulated institutions may obtain review of agency determinations relating to such matters as examination ratings, adequacy of loan loss reserves and significant loan classifications;
(v) to streamline the quarterly call report format; and (vi) in considering revisions to risk-based capital requirements, to ensure that the standards take into account the size, activities and reporting burdens of institutions. The Riegle Act also gives the federal banking agencies greater flexibility with respect to the implementation and enforcement of certain provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), including the FDICIA provisions regarding safety and soundness standards, examination frequency and independent audit requirements. Because the federal banking regulators have not yet taken action to implement the regulatory reforms contemplated by the Riegle Act, it is not possible at this time to determine the impact of these reforms on the Company.

On September 29, 1994, the "Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994" (the "Riegle-Neal Act") was signed into law. Effective September 29, 1995, the Riegle-Neal Act allows bank holding companies to acquire banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law, but subject to certain conditions, including limitations on the aggregate amount of deposits that may be held by the acquiring holding company and all of its insured depository institution affiliates. Effective June 1, 1997 (or earlier if expressly authorized by applicable state law), the Riegle-Neal Act allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of DE NOVO interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allows individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. As a result of the delayed effective dates of the interstate banking provisions of the Riegle-Neal Act, and the fact that presently no state authorizes the establishment of DE NOVO branches by out of state banks, the Riegle-Neal Act is not expected to have an immediate significant impact on the Company. Over time, however, the provisions of the Riegle-Neal Act may increase competition in the market served by the Company. Federal savings associations, such as WSB Aurora, currently have the ability under OTS regulations to establish interstate branch networks.

The Company

GENERAL. The Company, as the sole shareholder of the Bank Subsidiaries, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the FRB under the BHC Act. In accordance with FRB policy, the Company is expected to act as a source of financial strength to the Bank Subsidiaries and to commit resources to support the Bank Subsidiaries in circumstances where the Company might not do so absent such policy. Under the BHC Act, the Company is subject to periodic examination by the FRB and is required to file periodic reports of its operations and such additional information as the FRB may require.

Because the Company's principal place of business is in Illinois, the Company is also subject to the requirements of the Illinois Bank Holding Company Act. Further, due to the Company's ownership of WSB Aurora, a federally chartered savings association, the Company is a savings and loan holding company within the meaning of the HOLA and, as such, is subject to the examination, supervision, reporting and enforcement requirements of the OTS.

INVESTMENTS AND ACTIVITIES. Under the BHC Act, a bank holding company must obtain FRB approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or
(iii) merging or consolidating with another bank holding company.

Pursuant to the BHC Act, as presently in effect, the FRB will prohibit any direct or indirect acquisition by a bank holding company of more than 5% of the voting shares, or of all or substantially all of the assets, of a bank located outside of the state in which the operations of the bank holding company's banking subsidiaries are principally located unless the laws of the state in which the bank to be acquired is located specifically authorize such an acquisition. Some of the interstate banking statutes enacted by individual states are regional in nature, permitting the enacting state's banks to be acquired by banking organizations located in specific states within the enacting state's region, in some cases only if the specified states have reciprocal statutes which allow banks in such states to be acquired by banking organizations in the enacting state. A number of states have enacted nationwide interstate banking laws which allow the enacting state's banks to be acquired by banking organizations located in any other state (again, in some cases, subject to the condition that the laws of the other states permit reciprocal acquisitions by banking organizations within the enacting state). Illinois law permits bank holding companies located in any state of the United States to acquire banks or bank holding companies located in Illinois, subject to certain conditions, including the requirement that the laws of the state in which the acquiror is located permit bank holding companies located in Illinois to acquire banks or bank holding companies in the acquiror's state. Effective September 29, 1995, the FRB may allow a bank holding company to acquire banks located in any state in the United States without regard to such reciprocity requirements but subject to certain conditions, including certain deposit concentration limits. See "Recent Regulatory Developments."

The BHC Act also prohibits, with certain exceptions noted below, the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries, except that bank holding companies may engage in, and may own shares of companies engaged in, certain businesses found by the FRB to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the FRB, the Company and any non-bank subsidiaries are permitted to engage in, among other activities, such banking-related businesses as the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau, including software development, and mortgage banking and brokerage. The BHC Act does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies.

The HOLA prohibits a savings and loan holding company, such as the Company, directly or indirectly or through any subsidiary, from: acquiring control of, or acquiring by merger or purchase of assets, another savings association or savings and loan holding company without the prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of the voting shares of a non-subsidiary savings association, a non-subsidiary savings and loan holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of a depository institution that is not federally insured.

Federal legislation also prohibits acquisition of "control" of a bank or bank holding company, such as the Company, without prior notice to certain federal bank regulators. "Control" is defined in certain cases as acquisition of 10% of the outstanding shares of a bank or bank holding company.

CAPITAL REQUIREMENTS.   The FRB uses capital adequacy guidelines in its
examination and regulation of bank holding companies. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The FRB's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital (which consists principally of stockholders' equity). The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% to 5% for all others.

The risk-based and leverage standards presently used by the FRB are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (I.E., Tier 1 capital less all intangible assets), well above the minimum levels.

As of December 31, 1994, the Company had regulatory capital in excess of the FRB's minimum requirements, with a tier 1 risk-based capital ratio of 11.60%, a total risk-based capital ratio of 12.11% and a leverage ratio of 9.41%.

DIVIDENDS.   The FRB has issued a policy statement on the payment of cash dividends by bank holding companies. In the policy statement, the FRB expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weakened the bank holding company's financial health, such as by borrowing. Additionally, the FRB possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

In addition to the restrictions on dividends imposed by the FRB, the Illinois Business Corporation Act, as amended, prohibits the Company from paying a dividend if, after giving effect to the dividend, the Company would be insolvent or the net assets of the Company would be less than zero or less than the maximum amount then payable to shareholders of the Company who would have preferential distribution rights if the Company were liquidated.

FEDERAL SECURITIES REGULATION. The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Subsidiaries

GENERAL. The Bank Subsidiaries are Illinois-chartered banks, the deposit accounts of which are insured by the Bank Insurance Fund (the "BIF") of the FDIC. As BIF-insured, Illinois-chartered banks, the Bank Subsidiaries are subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Illinois banks, and the FDIC, as administrator of the BIF.

WSB Aurora is a federally chartered savings association, the deposits of which are insured by the Savings Association Insurance Fund (the "SAIF") of the FDIC. As a SAIF-insured, federally chartered savings association, WSB Aurora is subject to the examination, supervision, reporting and enforcement requirements of the OTS, as the chartering authority for federal savings associations, and the FDIC as administrator of the SAIF. WSB Aurora is also a member of the Federal Home Loan Bank System, which provides a central credit facility primarily for member institutions.

DEPOSIT INSURANCE. As FDIC-insured institutions, the Bank Subsidiaries and WSB Aurora are required to pay deposit insurance premium assessments to the FDIC. Pursuant to FDICIA, the FDIC adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, ranging from .23% to .31% of deposits, based upon their level of capital and supervisory evaluation. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

During 1994, each of the Bank Subsidiaries and WSB Aurora was assessed at the rate of .23% of deposits. Each of the Bank Subsidiaries and WSB Aurora has been advised by the FDIC that it will continue to be assessed at this rate for the first six months of 1995.

The FDIC has issued a proposal to amend its regulations to change the range of deposit insurance assessments for BIF members from the current range of between .23% and .31% of deposits to a range of between .04% and .31% of deposits. Under the FDIC's proposal, the revised rates would apply to the semi-annual period in which the BIF reserve ratio (I.E., the ratio of the net worth of the BIF to the aggregate amount of BIF-insured deposits) reaches 1.25% (which the FDIC presently expects will occur between May 1, 1995 and July 31, 1995). Although it is not possible at this time to predict whether the proposed amendment will be adopted, assuming BIF assessment rates are modified as proposed and assuming each of the Bank Subsidiaries continues to be assigned to the same risk assessment category it currently occupies, the proposed change in assessment rates would significantly reduce the deposit insurance assessments each of the Bank Subsidiaries pays to the FDIC. However, because the FDIC's proposal addresses only the assessment rates charged BIF members, the adoption of the proposal would not affect the assessment rates of SAIF insured institutions such as WSB Aurora.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of any of the Bank Subsidiaries or WSB Aurora.

CAPITAL REQUIREMENTS. The FDIC has established the following minimum capital standards for state-chartered insured non-member banks, such as the Bank
Subsidiaries: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others and a total risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital.

The OTS has established the following minimum capital standards for savings associations, such as WSB Aurora: a core capital requirement, consisting of a minimum ratio of core capital (consisting primarily of stockholders' equity) to total assets of 3%; a tangible capital requirement consisting of a minimum ratio of tangible capital (defined as core capital minus all intangible assets other than a specified amount of purchased mortgage servicing rights and purchased credit card relationships) to total assets of 1.5%; and a risk-based capital requirement, consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must consist of core capital.

The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the FDIC and the OTS provide that additional capital may be required to take adequate account of the risks posed by concentrations of credit, nontraditional activities and the institution's ability to manage such risks.

Further, a savings association may be required to maintain additional capital to account for its interest rate risk ("IRR") exposure. Under OTS regulations, the OTS quantifies each savings association's level of IRR exposure based on data reported by each association, using an OTS model designed to measure the change in the net present value of the association's assets, liabilities and off-balance sheet positions resulting from a hypothetical 200 basis point increase or decrease in interest rates. IRR exposure, as measured by the OTS, is used as the basis for determining whether the association must hold additional risk-based capital to account for IRR.

Similarly, FDICIA requires the federal banking regulators to amend their risk-based capital standards to take into account interest rate risk ("IRR") exposure. On September 14, 1993, the FDIC, the FRB and the Office of the Comptroller of the Currency, the primary federal regulator of national banks (the "OCC"), issued a joint proposal which would generally require banks to quantify their level of IRR exposure using a measurement system developed by the regulators that weights a bank's assets, liabilities and off-balance sheet positions by risk factors designed to reflect the approximate change in each instrument's value that would result from specified changes in interest rates (a 200 basis point increase and decline in rates under the proposal). Any bank with a level of IRR exposure in excess of a specified threshold (1% of total assets under the proposal) would be required to maintain additional capital against its IRR exposure. Although it is not presently possible to predict whether, or in what form, the proposal will be adopted, assuming IRR capital rules were to be adopted in substantially the form proposed, it is not anticipated that such rules would have a material adverse effect on the ability of the Bank Subsidiaries to maintain compliance with applicable capital requirements.

During the year ended December 31, 1994, none of the Bank Subsidiaries or WSB Aurora was required by the FDIC or the OTS, respectively, to increase its capital to an amount in excess of the minimum regulatory requirement. Nonetheless, as of December 31, 1994, each of the Bank Subsidiaries and WSB Aurora exceeded its minimum regulatory capital requirements.

The following table sets forth selected regulatory capital ratios of the Bank Subsidiaries at December 31, 1994:


                                                                Tier 1         Total
                                                              Risk-Based     Risk-Based      Leverage
Institution                                                    Capital        Capital         Ratio
-----------                                                    -------        -------         -----
West Suburban Bank                                             11.20          10.92           8.51

West Suburban Bank of Downers Grove/Lombard                    13.12          14.10           9.06

West Suburban Bank of Darien                                   11.03          12.04           7.97

West Suburban Bank of Carol Stream/Stratford Square            11.11          11.98           7.99

At December 31, 1994, WSB Aurora maintained a core capital ratio of 10.22%, a tangible capital ratio of 12.56% and a total risk-based capital ratio of 13.66%.

FDICIA provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

Additionally, institutions insured by the FDIC may be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of commonly controlled FDIC insured depository institutions or any assistance provided by the FDIC to commonly controlled FDIC insured depository institutions in danger of default.

DIVIDENDS. Under the Illinois Banking Act, Illinois-chartered banks may not pay, without prior regulatory approval, dividends in excess of their adjusted profits.

OTS regulations impose limitations upon all capital distributions by thrifts, including cash dividends. The rule establishes three tiers of institutions. An institution that exceeds all fully phased-in capital requirements before and after the proposed capital distribution ("Tier 1 Institution") could, after prior notice to, but without the approval of, the OTS, make capital distributions during a calendar year of up to the higher of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent preceding four quarter period. Any additional capital distributions would require prior regulatory approval. As of December 31, 1994, WSB Aurora was a Tier 1 Institution.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. As described above, the Company, the Bank Subsidiaries and WSB Aurora each exceeded its minimum capital requirements under applicable guidelines as of December 31, 1994. As of December 31, 1994, approximately $17.4 million was available to be paid as dividends to the Company by the Bank Subsidiaries and WSB Aurora.

INSIDER TRANSACTIONS. The Bank Subsidiaries and WSB Aurora are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank Subsidiaries and WSB Aurora to their respective directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which one of the Bank Subsidiaries or WSB Aurora maintains a correspondent relationship.

SAFETY AND SOUNDNESS STANDARDS. On November 18, 1994, the FDIC, the OTS, the FRB and the OCC published for comment proposed rules implementing the FDICIA requirement that the federal banking agencies establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The proposal would establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the standards set forth in the proposal consist of the goals to be achieved in each area, and each institution would be responsible for establishing its own procedures to achieve those goals. Additionally, the proposal would establish a maximum permissible ratio of classified assets to capital and a minimum required earnings ratio. If an institution failed to comply with any of the standards set forth in the proposal, the institution would be required to submit to its primary federal regulator a plan for achieving and maintaining compliance. Failure to submit an acceptable plan, or failure to comply with a plan that has been accepted by the appropriate regulator, would constitute grounds for further enforcement action. Based upon a review of the proposal, management of the Company believes that the proposal, if adopted in substantially the form proposed, will not have a material adverse effect on the Company or its subsidiaries. Under the Riegle Act, the federal banking regulators may elect to set safety and soundness standards relating to asset quality, earnings and stock valuation through agency guidelines rather than by regulation and, if established by guidelines, the agencies are not required to compel institutions that fail to meet such guidelines to submit compliance plans.

TRUTH-IN-SAVINGS ACT. FDICIA requires the FRB to adopt regulations implementing the Truth-in-Savings Act. The Federal Reserve Board's Truth-in-Savings regulations took effect on June 21, 1993, and contain, as key elements: (i) a requirement that institutions disclose yields, fees, penalties and costs for all interest-bearing accounts; (ii) a requirement that institutions use the term "annual percentage yield" in advertisements; (iii) a requirement that institutions provide 30 days notice prior to reducing rates on most accounts; and (iv) a requirement that interest be paid on entire balances rather than investable funds.

BRANCHING AUTHORITY. All banks located in Illinois have traditionally been restricted as to the number and geographic location of branches which they may establish. On June 7, 1994, Governor Edgar signed into law legislation eliminating all branching restrictions. Accordingly, as of that date, the Bank Subsidiaries were allowed to establish branches anywhere in Illinois without regard to the location of other bank main offices or the number of branches previously maintained by the Bank Subsidiaries establishing the branch. Federal savings associations, such as WSB Aurora, have for some time had similar branching rights.

Under the Riegle-Neal Act, the Bank Subsidiaries may, in the future, be able to establish branches in states other than Illinois. See "Recent Regulatory Developments." Under the HOLA and OTS regulations, federal savings associations have for some time had nationwide branching authority, subject to OTS approval.

STATE BANK ACTIVITIES. Under FDICIA, as implemented by final regulations adopted by the FDIC, FDIC insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. FDICIA, as implemented by FDIC regulations, also prohibits FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC in accordance with FDICIA. These restrictions have not had, and are no currently expected to have, a material impact on the operations of the Bank Subsidiaries.

QUALIFIED THRIFT LENDER TEST. Under the current qualified thrift lender ("QTL") test, which became effective upon the enactment of FDICIA, WSB Aurora generally is required to invest at least 65% of its portfolio assets in "qualified thrift investments," as measured on a monthly average basis in nine out of every 12 months. Qualified thrift investments for purposes of the current QTL test consist principally of residential mortgage loans, mortgage-backed securities and other housing and consumer-related investments. The term "portfolio assets" is statutorily defined to mean a savings association's total assets less goodwill and other intangible assets, the association's business property and a limited amount of its liquid assets. As of December 31, 1994, WSB Aurora satisfied the QTL test.

LIQUIDITY REQUIREMENTS. OTS regulations currently require each savings association to maintain, for each calendar month, an average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances, and specified United States Government, state or federal agency obligations) equal to at least 5% of the average daily balance of its net withdrawable accounts plus short-term borrowings (I.E., those repayable in 12 months or less) during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to an amount within a range of 4% to 10% of such accounts and borrowings, depending upon economic conditions and the deposit flows of savings associations. OTS regulations also require each savings association to maintain, for each calendar month, an average daily balance of short-term liquid assets (generally liquid assets having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. Penalties may be imposed for failure to meet liquidity ratio requirements. At December 31, 1994, WSB Aurora was in compliance with OTS liquidity requirements, with an overall liquidity ratio of 7.06% and a short-term liquidity ratio of 4.42%.

EXECUTIVE OFFICERS OF THE COMPANY

The names and ages of the executive officers of the Company, along with a brief description of the business experience of each such person, during the past five years, and certain other information is set forth below:


 Name (Age) and Position
 and Offices with the Company         Principal Occupations and Employment
 (year first elected to office)       for Past Five Years and Other Information
 ------------------------------       -----------------------------------------

 Kevin J. Acker (45)                  Director and President of West Suburban
 Chairman of the Board and Vice       Bank of Carol Stream/Stratford Square.
 President (1986)


 John A. Clark (46)                   Director and Executive Vice President of
 President and Chief Executive        West Suburban Bank since 1984, Vice
 Officer (1986)                       President Loans for West Suburban Bank of
                                      Downers Grove/Lombard, West Suburban Bank of Darien and West Suburban Bank of Carol
                                      Stream/Stratford Square since 1988.
                                      Director and President of WSB Aurora from
                                      July 13, 1990 to January, 1992 and
                                      Director and Executive Vice President of
                                      WSB Aurora since January, 1992.


 Craig R. Acker (42)                  Director, President and Chairman of the
 Chief Operating Officer (1993)       Board of West Suburban Bank of Downers
                                      Grove/Lombard.


 Duane G. Debs (38)                   Vice President and Comptroller of the
 Chief Financial Officer, Vice        Bank Subsidiaries since 1987 and of WSB
 President, Secretary and Treasurer   Aurora since 1990.  Director of West
 (1993)                               Suburban Bank of Downers Grove/Lombard
                                      since 1993.

STATISTICAL DATA

The statistical data required by Securities and Exchange Act of 1934 Industry Guide 3, "Statistical Disclosure By Bank Holding Companies," has been incorporated by reference from the Company's 1994 Annual Report to Shareholders (attached as Exhibit 13.1 hereto) or is set forth below. This data should be read in conjunction with the Company's 1994 Consolidated Financial Statements and related notes, and the discussion included in Management's Discussion and Analysis of Financial Condition and Results of Operations as set forth in the Company's 1994 Annual Report to Shareholders. All dollar amounts of the statistical data included below are expressed in thousands.

Securities

The following table sets forth by category the amortized cost of securities at December 31 (dollars in thousands):


                                                                  1994           1993          1992
                                                            ---------------------------------------
Available For Sale:

U.S. Government agencies and corporations                      $51,510        $26,570       $26,533

Corporate                                                       45,623        139,555       180,719

U. S. Treasury                                                  16,427             --            --

States and political subdivisions                                   --             --        10,026

Equity securities                                               11,942          5,350        13,843
                                                            ---------------------------------------
  Total investment securities available for sale               125,502        171,475       231,121
                                                            ---------------------------------------
Held To Maturity:

Corporate                                                       30,656             --            --

U.S. Government agencies and corporations                       55,783             --            --

States and political subdivisions                               22,131         19,119            --
                                                            ---------------------------------------
  Total investment securities held to maturity                 108,559         19,119            --
                                                            ---------------------------------------
  Total investment securities                                 $234,061       $190,594      $231,121
                                                            ---------------------------------------
                                                            ---------------------------------------

The amortized cost of mortgage-backed securities was $128, $17,559 and $25,321 at December 31, 1994, 1993, and 1992 respectively. The mortgage-backed securities portfolio was sold during 1994 in connection with the retirement of the Real Estate Mortgage Investment Conduit (REMIC) bonds. The mortgage-backed securities portfolio did not have a single maturity date.

The following table sets forth by contractual maturity the amortized cost and weighted average yield (not tax-effected) of investment securities available for sale at December 31 (dollars in thousands):


                                                                       1994
                            ----------------------------------------------------------------------------------------
                                                                  U.S. Government
                                                                   agencies and
                                       Corporate                   corporations                U.S. Treasuries
                            ----------------------------------------------------------------------------------------
                                              Weighted                      Weighted                      Weighted
                               Amortized       Average       Amortized       Average       Amortized       Average
                                 Cost           Yield          Cost           Yield          Cost           Yield
                            ----------------------------------------------------------------------------------------
One year or less                 $15,564          8.98%            --            --              --            --
1-5 years                         28,184          6.96        $29,844          6.46%        $12,237          5.67%
5-10 years                            --            --         21,666          7.28           4,190          6.38
10 years or more                   1,875          8.75             --            --              --            --
                            ----------------------------------------------------------------------------------------
  Total                          $45,623          7.72%       $51,510          6.80%        $16,427          5.85%
                            ----------------------------------------------------------------------------------------
                            ----------------------------------------------------------------------------------------

The following table sets forth, by contractual maturity, the amortized cost and weighted average yield of investment securities held to maturity at December 31, 1994. Yields on tax-exempt securities represent actual coupon yields (dollars in thousands):

                                                                           1994
                       -------------------------------------------------------------------------------------------------------------
                                                          U.S. Government
                                                           agencies and            States and political
                                Corporate                  corporations               subdivisions            Equity securities
                       -------------------------------------------------------------------------------------------------------------
                                        Weighted                    Weighted                    Weighted                  Weighted
                         Amortized      Average      Amortized       Average     Amortized      Average      Amortized    Average
                           Cost          Yield          Cost          Yield         Cost         Yield         Cost        Yield
                       -------------------------------------------------------------------------------------------------------------
One year or less             $983         4.00%          $999           5.79%        $938          5.07%           --         --
1-5 years                  27,662          7.53        23,517           5.52        3,265          4.72            --         --
5-10 years                     --            --        31,267           5.47       10,416          4.99            --         --
10 years or more            2,000          7.98            --             --        7,512          6.41            --         --
                       -------------------------------------------------------------------------------------------------------------
  Total                   $30,645         7.44%       $55,783           5.50%     $22,131          5.43%           --         --
                       -------------------------------------------------------------------------------------------------------------
                       -------------------------------------------------------------------------------------------------------------

Loan Portfolio

The following table sets forth the major loan categories at December 31 (dollars in thousands):


                                         1994           1993           1992           1991           1990
                                   ------------------------------------------------------------------------
Commercial                           $156,896       $177,054       $144,581       $148,451       $195,078
Installment                            33,542         33,714         43,700         54,955         71,259
Real estate: Mortgage                 305,010        288,683        272,199        273,374        236,827
             Home equity              120,373        115,910        121,918        119,009         91,528
             Construction              72,990         47,442         42,321         55,015         52,350
             Held for sale                449          4,543          3,527          4,551             --
VISA-credit card                       21,342         22,601         27,138         32,500         37,278
Other                                   7,048         11,479          4,647          7,447          5,824
                                   ------------------------------------------------------------------------
  Total loans                         717,650        701,426        660,031        695,302        690,144
Less:
  Allowance for loan losses             8,445          7,125          8,024          6,489          5,197
                                   ------------------------------------------------------------------------
    Loans, net                       $709,205       $694,301       $652,007       $688,813       $684,947
                                   ------------------------------------------------------------------------
                                   ------------------------------------------------------------------------

The following table sets forth the maturity and interest rate sensitivity of selected loan categories at December 31, 1994 (dollars in thousands):

                                            Remaining Maturity
                          ------------------------------------------------------
                             One year      One to          Over
                             or less     five years     five years     Total
                          ------------------------------------------------------
Commercial                  $137,365        $11,024         $8,507    $156,896
Real Estate-Construction      72,990             --             --      72,990
                          ------------------------------------------------------
  Total                     $210,355        $11,024         $8,507    $229,886
                          ------------------------------------------------------
                          ------------------------------------------------------

Variable rate                               $    --         $   --     $    --
Fixed rate                                   11,024          8,507      19,531
                                          --------------------------------------
  Total                                     $11,024         $8,507     $19,531
                                          --------------------------------------
                                          --------------------------------------

The Company had approximately $21,800, $23,500 and $11,400 of irrevocable letters of credit outstanding at December 31, 1994, 1993 and 1992, respectively.

Nonperforming Loans

The following table sets forth the aggregate amount of nonperforming loans and selected ratios at December 31 (dollars in thousands):

                                                   1994           1993           1992           1991           1990
                                             ------------------------------------------------------------------------
Nonaccrual loans                                   $279         $3,234         $8,468         $3,576         $5,885

Restructured loans                                   --          3,234          6,000             --             --

Accruing loans past due over 90 days              4,448          3,958          5,295          5,416          3,033
                                             ------------------------------------------------------------------------
  Total nonperforming loans                      $4,727        $10,426        $19,763         $8,992         $8,918
                                             ------------------------------------------------------------------------
 Other real estate                               10,458          9,954          4,584          5,339          2,297

  Total nonperforming assets                    $15,185        $20,380        $24,347        $14,331        $11,215
                                             ------------------------------------------------------------------------
Ratio of nonperforming loans to
  net loans                                         .7%           1.5%           3.0%           1.3%           1.3%
                                             ------------------------------------------------------------------------
                                             ------------------------------------------------------------------------
Ratio of nonperforming assets to
  total assets                                     1.5%           2.0%           2.4%           1.5%           1.1%
                                             ------------------------------------------------------------------------
                                             ------------------------------------------------------------------------


The Company makes commercial, personal and residential loans primarily to customers throughout the western suburbs of Chicago. At December 31, 1994 and 1993, the Company's loan portfolio did not include any single borrower or industry concentration in excess of 10% of total loans, except for loans to the construction and land development industries which represented 10.2% and 6.8% of total loans at December 31, 1994 and 1993, respectively. The Company's real estate construction loans are generally made within the market areas of the subsidiaries. The Company manages this exposure by continually reviewing local market conditions and closely monitoring collateral values. No unusual losses are anticipated as a result of these concentrations.

The Company's normal policy is to discontinue accruing interest on a loan when it becomes 90 days past due or when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of principal or interest is doubtful. In some circumstances a loan that is more than 90 days past due can remain on accrual status if it can be established that payment will be received within another 90 days or if it is adequately secured. When a loan has been placed on nonaccrual status, interest that has been earned but not collected is charged back to the appropriate interest income account. When payments are received on nonaccrual loans they are first applied to principal, then to expenses incurred for collection and finally to interest income. The gross amount of interest that would have been recorded if all nonperforming loans had been accruing interest at their original terms was $15 for the year ended December 31, 1994 and no interest was recorded in operations for the year ended December 31, 1994.

As of December 31, 1994, due to information regarding possible credit problems of borrowers or possible deficits in the cash flow of property given as collateral, management had doubts as to the ability of certain borrowers to comply with the present repayment terms of loans with an aggregate principal amount of $223. Accordingly, management may be required to categorize some or all of the loans as non-performing assets in the future.

Allowance for Loan Losses

The allowance for loan losses reduces the level of gross loans outstanding by an estimate of uncollectible loans. When management determines that loans are uncollectible, they are charged-off against the allowance. Periodically, a provision for loan losses is charged against current income. Management attempts to maintain the allowance for loan losses at a level adequate to absorb anticipated loan losses. The amount of the allowance is established based upon past loan loss experience and other factors which, in management's judgment, deserve consideration in estimating loan losses. Other factors considered by management in this regard include growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans and economic conditions in the Company's market area. Based on such reviews, management at this time does not anticipate any increase in nonperforming assets that will have a significant effect on its operations because the estimated exposure to losses has already been substantially reflected in its allowance for loan losses. This could, however, change dramatically if a significant decline in the real estate market area served by the Company occurs.

The following table sets forth allowance for loan loss activity for the years ended and at December 31 (dollars in thousands):

                                                                1994           1993           1992           1991           1990
                                                            ----------------------------------------------------------------------
Allowance for loan losses at beginning of period              $7,125         $8,024         $6,489         $5,197         $4,696
Loans charged-off:
  Commercial                                                     302          5,862          1,697          1,192          1,750
  Installment                                                    162            245            516          1,120            615
  Real estate mortgages                                          463            318             33             48             79
  Home equity                                                      7             21             65             38             --
  VISA - credit card                                             356            531          1,110            964          1,292
  Other                                                            2             50             14             28             --
                                                            ----------------------------------------------------------------------
    Total loans charged-off                                    1,292          7,027          3,435          3,390          3,736
Loan recoveries:
  Commercial                                                      66            274            236            289            264
  Installment                                                     98            186            446            333            794
  Real estate mortgages                                            5              8             --              5             --
  Home equity                                                     --             --             --             38             --
  VISA - credit card                                             227            318            365            347            179
  Other                                                           --              3             18              6             --
                                                            ----------------------------------------------------------------------
    Total loan recoveries                                        396            789          1,065          1,018          1,237
                                                            ----------------------------------------------------------------------
    Net loans charged-off                                        896          6,238          2,370          2,372          2,499
Provision for loan losses                                      2,216          5,339          3,905          3,664          3,000
                                                            ----------------------------------------------------------------------
Allowance for loan losses at end of period                    $8,445         $7,125         $8,024         $6,489         $5,197
                                                            ----------------------------------------------------------------------
                                                            ----------------------------------------------------------------------
Allowance for loan losses to total loans                       1.18%          1.02%          1.22%           .93%           .75%
                                                            ----------------------------------------------------------------------
                                                            ----------------------------------------------------------------------
Net chargeoffs to average total loans                           .13%           .96%           .35%           .34%           .43%
                                                            ----------------------------------------------------------------------
                                                            ----------------------------------------------------------------------

The entire allowance for loan losses is available to absorb losses in any particular category of loans, notwithstanding management's allocation of the allowance. The following table sets forth the allocation of allowance for loan losses and the percentage of loans in each category to total loans at December 31 (dollars in thousands):



                               1994                 1993                 1992                 1991                 1990
                           --------------------------------------------------------------------------------------------------------
                             Amount         %     Amount         %     Amount         %     Amount         %     Amount         %
                           --------------------------------------------------------------------------------------------------------
Commercial                   $3,714      32.0%    $3,312      24.8%    $4,406      21.9%    $3,410      21.3%    $2,395      20.6%
Installment and other           331       5.7        369       6.5        492       7.3        495       9.1        782      11.4
Real estate                     576      42.5      1,273      48.9      1,113      48.2        607      47.8        310      49.4
Home equity                     301      16.8        290      16.6        305      18.5        342      17.1        255      13.2
VISA - credit card              664       3.0        626       3.2        676       4.1        390       4.7        447       5.4
Unallocated                   2,859        --      1,255        --      1,032        --      1,245        --      1,008        --
                           --------------------------------------------------------------------------------------------------------
  Total                      $8,445     100.0%    $7,125     100.0%    $8,024     100.0%    $6,489     100.0%    $5,197     100.0%
                           --------------------------------------------------------------------------------------------------------
                           --------------------------------------------------------------------------------------------------------

Deposits

The following table sets forth by category average daily deposits and rates for the years ended December 31 (dollars in thousands):



                                                    1994                        1993                        1992
                                        --------------------------------------------------------------------------------
                                          Average                     Average                     Average
                                          Balance          Rate       Balance          Rate       Balance         Rate
                                        --------------------------------------------------------------------------------
Demand and other noninterest-
  bearing                                 $96,428           --        $91,529           --        $71,187           --

Money-market savings and NOW
  deposits                                486,863          2.6%       469,641          2.3%       451,310          2.8%

Time deposits:
  Less than $100,000                      275,693          4.6        282,884          4.8        320,467          5.8
  $100,000 and over                        37,849          4.7         26,821          5.0         25,926          5.7
                                        --------------------------------------------------------------------------------
    Total                                $896,833          3.0%      $870,875          3.0%      $868,890          3.8%
                                        --------------------------------------------------------------------------------
                                        --------------------------------------------------------------------------------

The following table sets forth by maturity time deposits $100 and over at December 31 (dollars in thousands):


                                                  1994
                                             -----------
Three months or less                           $24,025
3 to 12 months                                   8,227
1 - 5 years                                     15,441
Over 5 years                                        --
                                             -----------
  Total                                        $47,693
                                             -----------
                                             -----------

Return on Equity and Assets and Other Financial Ratios

The following table sets forth selected financial ratios at and for the years ended December 31:


                                                             1994           1993           1992
                                                          ---------------------------------------
Return on average total assets                               1.29%          1.20%          1.20%
Return on average shareholders' equity                      13.29          13.25          14.84
Cash dividends declared to net income                       44.10          43.50          40.36
Average shareholders' equity to average total assets         9.67           9.03           8.12

ITEM 2.   PROPERTIES

The Company and the Subsidiaries occupy a total of approximately 206,000 square feet in 28 locations. The Company's principal offices are located in approximately 32,500 square feet of office space at 711 South Meyers Road in Lombard, Illinois. As indicated below, West Suburban Bank also operates the facility located at 711 South Meyers Road, Lombard, Illinois as a branch.

The following table sets forth certain information concerning the facilities of the Subsidiaries.

                         Location of              Approximate
Name of Subsidiary       Facilities               Square Feet           Status
------------------       ----------               -----------           ------

West Suburban Bank       711 S. Meyers Rd.             32,500           Owned
                         Lombard, IL

West Suburban Bank       701 S.  Meyers Rd.             5,200           Owned
                         Lombard, IL

West Suburban Bank       717 S. Meyers Rd.              7,100           Owned
                         Lombard, IL

West Suburban Bank       100 S. Main St.                  325           Owned
                         Lombard, IL

West Suburban Bank       Mr. Z's                          100           Lease
                         401 S. Main St.                                expires
                         Lombard, IL                                    1998

West Suburban Bank       707 N. Main St.                4,100           Owned
                         Lombard, IL

West Suburban Bank       29 E. St. Charles Rd.          3,200           Lease
                         Villa Park, IL                                 expires
                                                                        1995

West Suburban Bank       17 W. 754 22nd St.             6,100           Owned
                         Oakbrook, IL

West Suburban Bank       Lexington Square                 100           Lease
                         400 W. Butterfield Rd.                         expires
                         Elmhurst, IL                                   1996

West Suburban Bank       210 W. Wesley St.                700           Lease
                         Wheaton, IL                                    expires
                                                                        1998

West Suburban Bank       879 Geneva Rd.                 3,550           Lease
                         Carol Stream, Il                               expires
                                                                        2003

West Suburban Bank       2800 S. Finley Rd.            10,700           Owned
  of Downers Grove/      Downers Grove, IL
  Lombard

                         Location of              Approximate
Name of Subsidiary       Facilities               Square Feet           Status
------------------       ----------               -----------           ------

West Suburban Bank       Route 59 and                   1,800           Lease
  of Downers Grove/      Meadow Ave.                                    expires
  Lombard                Warrenville, IL                                1999

West Suburban Bank       Beacon Hill                      100           Lease
  of Downers Grove/      2400 S. Finley Rd.                             expires
  Lombard                Lombard, IL                                    1995

West Suburban Bank       Lexington Square                 100           Lease
  of Downers Grove/      555 Foxworth Blvd.                             expires
  Lombard                Lombard, IL                                    1996

West Suburban Bank       100 S. Main St.                  325           Owned
  of Downers Grove/      Lombard, IL
  Lombard

West Suburban Bank       1122 S. Main St.               6,400           Owned
  of Downers Grove/      Lombard, IL
  Lombard

West Suburban Bank       8001 S. Cass Ave.             17,800           Owned
  of Darien              Darien, IL

West Suburban Bank       1005 75th St.                    800           Owned
  of Darien              Darien, IL

West Suburban Bank       672 E. Boughton Rd.            7,100           Owned
  of Darien              Bolingbrook, IL

West Suburban Bank       355 W. Army Trail Rd.         10,700           Owned
  of Carol Stream/       Bloomingdale, IL
  Stratford Square

West Suburban Bank       401 N. Gary Ave.               6,400           Owned
  of Carol Stream/       Carol Stream, IL
  Stratford Square

West Suburban Bank       1380 Army Trail Rd.            2,300           Lease
  of Carol Stream/       Carol Stream, IL                               expires
  Stratford Square                                                       1995

West Suburban Bank       1657 Bloomingdale Rd.          4,100           Owned
  of Carol Stream/       Glendale Heights, IL
  Stratford Square

West Suburban Bank       1061 W. Stearns Rd.            3,400           Owned
  of Carol Stream/       Bartlett, IL
  Stratford Square

                         Location of              Approximate
Name of Subsidiary       Facilities               Square Feet           Status
------------------       ----------               -----------           ------

West Suburban Bank       315 S. Randall Rd.             1,400           Owned
  of Carol Stream/       St. Charles, IL
  Stratford Square

West Suburban Bank       101 N. Lake St.               19,000           Owned
  of Aurora,  F.S.B.     Aurora, IL

West Suburban Bank       2000 W. Galena Blvd.          48,000           Owned
  of Aurora, F.S.B       Aurora, IL

West Suburban Bank       1830 Douglas St.               2,500           Owned
  of Aurora, F.S.B.      Montgomery, IL

ITEM 3.   LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or the Subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's authorized and outstanding equity securities consist of Class A Common Stock, no par value, and Class B Common Stock, no par value. Except as required by law, rights and privileges of the holders of the Class A Common Stock and Class B Common Stock are identical.

The Company's per share book value as of the end of each quarter and dividend information for each quarter is set forth in the following table:

                                          Class A and Class B
                                   ---------------------------------
     Year        Quarter           Book Value     Dividends Declared
     ----        -------           ----------     ------------------
     1994          4th               $226.53          $3.50
                   3rd                227.93           3.50
                   2nd                225.32           3.25
                   1st                225.59           3.25

     1993          4th               $221.56          $3.25
                   3rd                225.99           3.25
                   2nd                221.58           3.25
                   1st                216.48           3.00

The Company's common stock is not traded on any national or regional exchange. While there is no established trading market for the Company's common stock, the Company is aware that from time to time limited or infrequent quotations are made with respect to the Company's common stock and that there occurs limited trading in the Company's common stock resulting from private transactions not involving brokers or dealers. Transactions in Company's common stock have been infrequent. As of March 15, 1995, the Company had 347,015 shares of Class A Common Stock outstanding and approximately 1,423 shareholders of record, and had 85,480 shares of Class B Common Shares outstanding and approximately 706 shareholders of record. Management is aware of approximately 26 transactions during 1994 involving the sale of approximately 1,310 shares of Class A Common Stock and approximately 3 transactions during 1994 involving the sale of approximately 15 shares of Class B Common Stock. The average sale price in such transactions was approximately $229.53.

ITEM 6.   SELECTED FINANCIAL DATA

The Company hereby incorporates by reference the information called for by Item 6 of this Form 10-K from the section entitled "Selected Financial Data" of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1994 (attached as Exhibit 13.1 hereto).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company hereby incorporates by reference the information called for by Item 7 of this Form 10-K from the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1994 (attached as Exhibit 13.1 hereto).

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company hereby incorporates by reference the information called for by Item 8 of this Form 10-K from the Consolidated Financial Statements and from the section entitled "Selected Quarterly Financial Data" as set forth in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1994 (attached as Exhibit 13.1 hereto).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

The Company hereby incorporates by reference the information called for by Item 9 of this Form 10-K from the Form 8-K and the Form 8-K/A, both dated October 21, 1993 filed by the Company with the SEC in connection with the dismissal of Bansley & Kiener as the Company's independent auditors and the Form 8-K dated November 12, 1993, filed by the Company in connection with the engagement of Deloitte & Touche as the Company's independent auditors for the fiscal year ending December 31, 1993 (Exhibits 99.1, 99.2 and 99.3 to this form 10-K).

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company hereby incorporates by reference the information called for by Item 10 of this Form 10-K regarding directors of the Company from the section entitled "Election of Directors" of the Company's 1994 Proxy Statement.

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's executive officers and directors and persons who own more than 10% of their Company's Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the exchange on which the Company's shares of Common Stock are traded. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms furnished to the Company and, if appropriate, representations made to the Company by any such reporting person concerning whether a Form 5 was required to be filed for the 1994 fiscal year, the Company is not aware that any of its directors and executive officers or 10% shareholders failed to comply with the filing requirements of Section 16(a) during the period commencing January 1, 1994 through December 31, 1994 except that Mr. Acker failed to file his Form 4 reporting February, 1994 transactions on a timely basis and Ms. Locicero and Mr. Howard failed to file their Form 3s in May, 1994 on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

The Company hereby incorporates by reference the information called for by Item 11 of this Form 10-K from the section entitled "Executive Compensation" of the Company's 1995 Proxy Statement; provided, however, Report of the Board of Directors on Executive Compensation is specifically not incorporated into this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company hereby incorporates by reference the information called for by Item 12 of this Form 10-K from the section entitled "Security Ownership Of Certain Beneficial Owners" of the Company's 1995 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company hereby incorporates by reference the information called for by Item 13 of this Form 10-K from the section entitled "Transactions with Directors, Officers and Associates" of the Company's 1995 Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

ITEM (a)1 AND 2.  FINANCIAL STATEMENTS

                   WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                         LIST OF FINANCIAL STATEMENTS AND
                           FINANCIAL STATEMENT SCHEDULES

The following audited Consolidated Financial Statements of the Company and its subsidiaries and related notes and independent auditors' report are incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1994 (attached as Exhibit 13.1 hereto).

                                                                  Annual Report
                                                                        Page No.
                                                                  --------------

     Report of Independent Auditors                                         5

     Consolidated Balance Sheets- December 31, 1994 and 1993                6

     Consolidated Statements of Income- Years Ended
     December 31, 1994, 1993, and 1992                                      7

     Consolidated Statements of Changes in Shareholders'
     Equity- Years Ended December 31, 1994, 1993 and 1992                   8

     Consolidated Statements of Cash Flows- Years Ended
     December 31, 1994, 1993, and 1992                                      9

     Notes to Consolidated Financial Statements                            11

The following Condensed Financial Information-Parent Only is incorporated by reference from Note 18 to the Company's audited Consolidated Financial Statements as set forth in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1994 (attached as Exhibit 13.1).

                                                                  Annual Report
                                                                        Page No.
                                                                  --------------

     Condensed Balance Sheets - December 31, 1994 and 1993                 21

     Condensed Statements of Income - Years Ended
     December 31, 1994, 1993 and 1992                                      22

     Condensed Statements of Cash Flows - Years Ended
     December 31, 1994, 1993, and 1992                                     22

SCHEDULES

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable or the required information is shown in the financial statements incorporated by reference or notes thereto.

ITEM 14(a)3.   EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-K and are listed on the "Index to Exhibits" immediately following the signature page.

ITEM 14(b). REPORTS ON FORM 8-K

None

***

Upon written request to the Chairman of the Board of West Suburban Bancorp, Inc., 711 S. Meyers Road, Lombard Il, 60148, copies of the exhibits listed above are available to shareholders of the Company by specifically identifying each exhibit desired in the request. A fee of $ .20 per page of exhibit will be charged to shareholders requesting copies of exhibits to cover copying and mailing costs.

FORM 10-K SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   WEST SUBURBAN BANCORP, INC.
                   (Registrant)

                   By  /s/ John A. Clark
                      ------------------------------
                      John A. Clark
                      Chief Executive Officer

Date: March 28, 1995
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of March, 1995.

     SIGNATURE                                         TITLE
     ---------                                         -----

 /s/ Kevin J. Acker                    3/28/95       Chairman of the Board and
----------------------------------  -----------      Director
Kevin J. Acker                          Date


 /s/ John A. Clark                     3/28/95       Chief Executive Officer and
----------------------------------  -----------      Director
John A. Clark                           Date


 /s/ Duane G. Debs                     3/28/95       Chief Financial
----------------------------------  -----------      Officer and Chief
Duane G. Debs                           Date         Accounting Officer

 /s/ James Bell                        3/28/95       Director
----------------------------------  -----------
James Bell                              Date


 /s/ Peggy Locicero                    3/28/95       Director
----------------------------------  -----------
Peggy Locicero                          Date


 /s/ Charles Howard                    3/28/95       Director
----------------------------------  -----------
Charles Howard                          Date





       The foregoing include all of the Board of Directors of the Company.

                                INDEX TO EXHIBITS


Exhibit                                                               Sequential
Number           Description                                          Page No.
-------          -----------                                          ----------

3.1           Articles of Incorporation - Incorporated by reference      N/A
              from Exhibit 3.1 of Form S-1 of the Company dated
              November 10, 1988, under Registration No. 33-25225

3.2           Form of Certificate of Amendment to Articles of            N/A
              Incorporation - Incorporated by reference from
              Exhibit 3.2 of Form S-1 of the Company dated
              November 10, 1988, under Registration No. 33-25225

3.3           Certificate of Amendment to Articles of Incorporation      N/A
              dated May 10, 1990 - Incorporated by reference from
              Exhibit 3.3 of the Form 10-K of the Company dated
              March 28, 1991, Commission File No. 0-17609

3.4           By-Laws - Incorporated by reference to Exhibit 3.3 of      N/A
              Form S-1 of the Company dated November 10, 1988,
              Registration No. 33-25225

4.1           Specimen of Class A Common Stock certificate -             N/A
              Incorporated by reference from Exhibit 4.1 of the Form 10-K of the Company dated March 28, 1991,
              Commission File No. 0-17609

4.2           Specimen of Class B Common Stock certificate -             N/A
              Incorporated by reference from Exhibit 4.1 of the Form S-1 of the Company dated November 10, 1988,
              Registration No. 33-25225

4.3           Articles of Incorporation of the Company                   N/A
              (see Exhibits 3.1, 3.2, 3.3 and 3.4 above)

4.4           By-Laws of the Company (see Exhibit 3.4 above)             N/A

                                INDEX TO EXHIBITS
                                   (continued)

Exhibit                                                               Sequential
Number           Description                                          Page No.
-------          -----------                                          ----------

10.1          Employment Agreement between one of the                    N/A
              Company's subsidiaries and Ralph Acker, dated
              December 31, 1985 - Incorporated by reference from
              Exhibit 10.1 of Form S-1 of the Company dated
              November 10, 1988, Registration No. 33-25225

10.2          Employment Agreement between one of the                    N/A
              Company's subsidiaries and John A. Clark, dated
              May 10, 1989 - Incorporated by reference from
              Exhibit 10.2 of Form 10-K of the Company dated
              March 28, 1990, Commission File No. 0-17609

10.3          Employment Agreement between one of the                    N/A
              Company's subsidiaries and Keith W. Acker, dated
              November 10, 1989 - Incorporated by reference from
              Exhibit 10.3 of Form 10-K of the Company dated
              March 28, 1990, Commission File No. 0-17609

10.4          Employment Agreement between one of the                    N/A
              Company's subsidiaries and Craig R. Acker, dated
              May 10, 1989 - Incorporated by reference from
              Exhibit 10.4 of Form 10-K of the Company dated
              March 28, 1990, Commission File No. 0-17609

10.5          Employment Agreement between one of the                    N/A
              Company's subsidiaries and Alana S. Acker, dated
              May 9, 1989 - Incorporated by reference to
              Exhibit 10.5 of Form 10-K of the Company dated
              March 28, 1990, Commission File No. 0-17609

                                INDEX TO EXHIBITS
                                   (continued)

Exhibit                                                               Sequential
Number           Description                                          Page No.
-------          -----------                                          ----------

10.6          Employment Agreement between one of the                    N/A
              Company's subsidiaries and Kevin J. Acker, dated
              May 9, 1989 - Incorporated by reference from
              Exhibit 10.6 of Form 10-K of the Company dated
              March 28, 1990, Commission File No. 0-17609

10.7          Employment Agreement between one of the                    N/A
              Company's subsidiaries and Gregory Ruffolo, dated
              May 9, 1989 - Incorporated by reference from
              Exhibit 10.7 of Form 10-K of the Company dated
              March 28, 1990, Commission File No. 0-17609

10.8          Employment Agreement between one of the                    N/A
              Company's subsidiaries and Michael P. Brosnahan, dated May 10, 1989 - Incorporated by reference from
              Exhibit 10.8 of Form 10-K of the Company dated
              March 28, 1990, Commission File No. 0-17609

10.9          Employment Agreement between one of the                    N/A
              Company's subsidiaries and Gregory L. Young, dated
              November 14, 1990 - Incorporated by reference from
              Exhibit 10.9 of Form 10-K of the Company dated
              March 28, 1991, Commission File No. 0-17609

10.10         Deferred Compensation Agreement between one of             N/A
              the Company's subsidiaries and John A. Clark, dated
              November 14, 1990 - Incorporated by reference from
              Exhibit 10.10 of Form 10-K of the Company dated
              March 28, 1991, Commission File No. 0-17609

10.11         Deferred Compensation Agreement between one of             N/A
              the Company's subsidiaries and Keith W. Acker, dated
              November 14, 1990 - Incorporated by reference from
              Exhibit 10.11 of Form 10-K of the Company dated
              March 28, 1991, Commission File No. 0-17609

                                INDEX TO EXHIBITS
                                   (continued)

Exhibit                                                               Sequential
Number           Description                                          Page No.
-------          -----------                                          ----------

10.12         Deferred Compensation Agreement between one of             N/A
              the Company's subsidiaries and Craig R. Acker, dated
              November 14, 1990 - Incorporated by reference from
              Exhibit 10.12 of Form 10-K of the Company dated
              March 28, 1991, Commission File No. 0-17609

10.13         Deferred Compensation Agreement between one of             N/A
              the Company's subsidiaries and Michael P. Brosnahan, dated November 14, 1990 - Incorporated by reference from Exhibit 10.13 of Form 10-K of the Company dated
              March 28, 1991, Commission File No. 0-17609

10.14         Deferred Compensation Agreement between one of             N/A
              the Company's subsidiaries and Gregory L. Young, dated November 14, 1990 - Incorporated by reference from Exhibit 10.14 of Form 10-K of the Company dated
              March 28, 1991, Commission File No. 0-17609

10.15         Deferred Compensation Agreement between one of             N/A
              the Company's subsidiaries and Alana S. Acker, dated
              November 13, 1990 - Incorporated by reference from
              Exhibit 10.15 of Form 10-K of the Company dated
              March 28, 1991, Commission File No. 0-17609

10.16         Deferred Compensation Agreement between one of             N/A
              the Company's subsidiaries and Gregory M. Ruffolo, dated November 13, 1990 - Incorporated by reference from Exhibit 10.16 of Form 10-K of the Company dated
              March 28, 1991, Commission File No. 0-17609

                                INDEX TO EXHIBITS
                                   (continued)

Exhibit                                                               Sequential
Number           Description                                          Page No.
-------          -----------                                          ----------

10.17         Deferred Compensation Agreement between one of             N/A
              the Company's subsidiaries and Kevin J. Acker, dated
              November 13, 1990 - Incorporated by reference from
              Exhibit 10.17 of Form 10-K of the Company dated
              March 28, 1991, Commission File No. 0-17609

10.18         Employment Agreement between one of the                    N/A
              Company's subsidiaries and Stanley C. Celner, Jr., dated December 10, 1991 - Incorporated by reference from Exhibit 10.18 of Form 10-K of the Company dated
              March 28, 1992, Commission File No. 0-17609

10.19         Deferred Compensation Agreement between one of             N/A
              the Company's subsidiaries and Stanley C. Celner,
              Jr., dated December 10, 1991 - Incorporated by reference from Exhibit 10.19 of Form 10-K of the Company dated March 28, 1992, Commission File
              No. 0-17609

10.20         Employment Agreement between one of the                    N/A
              Company's subsidiaries and Duane G. Debs, dated as of March 8, 1993

10.21         Deferred Compensation Agreement between one of             N/A
              the Company's subsidiaries and Duane G. Debs, dated as of March 8, 1993

10.22         Employment Agreement between one of the Company's          N/A
              subsidiaries and Jacqueline R. Weigand, dated as of March 8, 1993

10.23         Deferred Compensation Agreement between one of             N/A
              the Company's subsidiaries and Jacqueline R.
              Weigand, dated as of March 8, 1993

10.24         Employment Agreement between one of the Company's          N/A
              subsidiaries and Timothy P. Dineen, dated as of March 8, 1993

                                INDEX TO EXHIBITS
                                   (continued)

Exhibit                                                               Sequential
Number           Description                                          Page No.
-------          -----------                                          ----------

10.25         Deferred Compensation Agreement between one of             N/A
              the Company's subsidiaries and Timothy P. Dineen, dated as of March 8, 1993

10.26         Employment Agreement between one of the                    N/A
              Company's subsidiaries and Pamela N. Greening, dated as of March 8, 1993

10.27         Deferred Compensation Agreement between one of             N/A
              the Company's subsidiaries and Pamela N. Greening, dated as of March 8, 1993

10.28         Employment Agreement between one of the Company's          N/A
              subsidiaries and Steven A. Jennrich, dated as of January 12, 1994

10.29         Deferred Compensation Agreement between one of the         N/A
              Company's subsidiaries and Steven A. Jennrich, dated as of January 12, 1994

10.30         Amended Employment Agreement between one of the            36
              Company's subsidiaries and Jacqueline R. Weigand, dated as of August 9, 1994

10.31         Amended Employment Agreement between one of the            37
              Company's subsidiaries and Timothy P. Dineen, dated as of August 9, 1994

10.32         Employment Agreement between one of the                    39
              Company's subsidiaries and George E. Ranstead, dated as of November 9, 1994

10.33         Deferred Compensation Agreement between one                46
              Company's subsidiaries and George E. Ranstead, dated as of November 9, 1994

10.34         Employment Agreement between one of the                    51
              Company's subsidiaries and David S. Orr, dated as of November 9, 1994

10.35         Deferred Compensation Agreement between one of             58
              the Company's subsidiaries and David S. Orr, dated as of November 9, 1994

11.1          Statement regarding computations of earnings per           64
              share for the Registrant

13.1          Annual Report to Shareholders of the                       65
              Company for fiscal year ended December 31, 1994

21.1          Subsidiaries of Registrant                                 106

23.1          Manually Signed Opinion of Bansley & Kiener                107
              concerning financial statements

27.           Financial Data Schedule                                    108

99.1          Form 8-K, dated October 21, 1993 - Incorporated by
              reference from Exhibit 99.1 of form 10-K of the
              Company dated March 28, 1994, Commission
              file No. 0-17609                                           N/A

99.2          Form 8-K/A, dated October 21, 1993 - Incorporated
              by reference from Exhibit 99.2 of Form 10-K of the
              Company dated March 28, 1994, Commission
              No. 0-17609                                                N/A



99.3          Form 8-K, dated November 12, 1993 - Incorporated
              by reference from Exhibit 99.3 if Form 10K of the
              Company dated March 28, 1994, Commission
              No. 0-17609                                                N/A