Form 10-K/A
period 1994-12-31
WEST SUBURBAN BANCORP INC
filed 1995-04-26
CIK 805080

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

                         Commission File Number 0 -17609

                           WEST SUBURBAN BANCORP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          ILLINOIS                                        36-3452469
- ---------------------------------        ---------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)

711 SOUTH MEYERS ROAD, LOMBARD, ILLINOIS                                  60148
- ----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (708) 629-4200
- --------------------------------------------------   --------------

Securities registered pursuant to Section 12(b) of the Act:
- ----------------------------------------------------------

                                                  Name of Each Exchange
     Title of Each Class                          on which Registered
     -------------------                          ---------------------
          None                                          None

Securities registered pursuant to Section 12(g) of the Act:
- ----------------------------------------------------------

                       CLASS A COMMON STOCK, NO PAR VALUE
                       ----------------------------------
                                (Title of Class)


The purpose of this amendment is to properly submit Exhibit 27-Financial Data Schedule.

FORM 10-K/A SIGNATURE PAGE

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

Date: April 26, 1995