Form 10-Q
period 1995-03-31
WEST SUBURBAN BANCORP INC
filed 1995-05-15
CIK 805080

              THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING
            RETAINED PURSUANT TO RULE 901(d) OF REGULATION S-T.

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-Q

    /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
              For the Quarterly Period ended March 31, 1995

                                    OR

    / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
           For transition period from __________ to __________

                    Commission File Number:  0 -17609

                       WEST SUBURBAN BANCORP, INC.
          ------------------------------------------------------
          (Exact name of Registrant as specified in its charter)


               ILLINOIS                           36-3452469
     --------------------------------          ----------------------
     (State or other jurisdiction                (I.R.S. Employer
     of incorporation or organization)         Identification Number)

     711 SOUTH MEYERS ROAD, LOMBARD, ILLINOIS          60148
     ----------------------------------------        ----------
     (Address of principal executive offices)        (Zip Code)

     Registrant's telephone number, including area code: (708) 629-4200
     --------------------------------------------------- --------------

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

           Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

     1,000,000 shares of Common Stock, Class A, no par value, were authorized and 347,015 shares were issued and outstanding as of March 31, 1995.

     1,000,000 shares of Common Stock, Class B, no par value, were authorized and 85,480 shares were issued and outstanding as of March 31, 1995.

                    WEST SUBURBAN BANCORP, INC.

                     Form 10-Q Quarterly Report

                          Table of Contents


                                PART I

                                                                    Page Number

Item 1.  Financial Statements.......................................     1
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..................................     6

                                PART II

Item 1.  Legal Proceedings..........................................    12
Item 2.  Changes in Securities......................................    12
Item 3.  Defaults Upon Senior Securities............................    12
Item 4.  Submission of Matters to a Vote of Security Holders........    12
Item 5.  Other Information..........................................    12
Item 6.  Exhibits and Reports on Form 8-K...........................    12

Form 10-Q Signature Page............................................    13

                                 PART I
ITEM 1.  FINANCIAL STATEMENTS

             WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                         (Dollars in Thousands)
                               (UNAUDITED)

                                                     March 31,     December 31,
                                                       1995            1994
                                                    ----------     ------------
ASSETS
Cash and due from banks                             $   33,141       $   48,134
Interest-bearing deposits in financial                     162               14
   institutions
Federal funds sold                                          --            1,895
                                                    ----------     ------------
   Total cash and cash equivalents                      33,303           50,043
Investment securities:
   Available for sale (amortized cost of $118,471
      in 1995 and $125,630 in 1994)                    113,376          117,448
   Held to maturity (fair value of $108,151 in
      1995 and $102,443 in 1994)                       110,411          108,559
Loans, less allowance for loan losses of $8,762
   in 1995 and $8,445 in 1994                          714,553          709,205
Premises and equipment, net                             26,918           26,652
Other real estate                                       10,585           10,458
Accrued interest and other assets                       17,582           19,130
                                                    ----------     ------------
      TOTAL ASSETS                                  $1,026,728       $1,041,495
                                                    ----------     ------------
                                                    ----------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing                              $   91,452       $  100,771
   Interest-bearing                                    814,483          822,486
                                                    ----------     ------------
      Total deposits                                   905,935          923,257
Federal funds purchased                                  1,590               --
FHLB advances                                            5,700            9,940
Accrued interest and other liabilities                  12,328           10,327
                                                    ----------     ------------
        TOTAL LIABILITIES                              925,553          943,524
                                                    ----------     ------------
Shareholders' equity
   Common Stock, Class A, no par value;
      1,000,000 shares authorized; 347,015 shares
      issued and outstanding                             2,774            2,774
   Common Stock, Class B, no par value;
      1,000,000 shares authorized; 85,480 shares
      issued and outstanding                               683              683
   Surplus                                              38,066           38,066
   Retained earnings                                    62,723           61,378
   Unrealized loss on securities available for          (3,071)          (4,930)
       sale, net of taxes
                                                    ----------     ------------
      TOTAL SHAREHOLDERS' EQUITY                       101,175           97,971
                                                    ----------     ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $1,026,728       $1,041,495
                                                    ----------     ------------
                                                    ----------     ------------

                  The accompanying notes are an integral part
                   of the consolidated financial statements

                WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                (Dollars in Thousands, Except Per Share Data)
                                  (UNAUDITED)

                                                     1995          1994
                                                    -------       -------
INTEREST INCOME
   Loans, including fees                            $15,597       $12,146
   Investment securities:
      U.S. government agencies and corporations       1,834         1,180
      Corporate                                       1,204         2,126
      States and political subdivisions                 305           281
      U.S. Treasury                                     198           122
   Deposits in financial institutions                    13            38
   Federal funds sold                                    41           176
                                                    -------       -------
         Total interest income                       19,192        16,069
                                                    -------       -------
INTEREST EXPENSE
   Deposits                                           8,004         5,874
   Other                                                219            78
                                                    -------       -------
         Total interest expense                       8,223         5,952
                                                    -------       -------
         Net interest income                         10,969        10,117

PROVISION FOR LOAN LOSSES                               463           587
                                                    -------       -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES  10,506         9,530
                                                    -------       -------
OTHER INCOME
   Service fees                                         857           824
   Net realized gain (loss) on sale of investment
      securities available for sale                     (46)          234
   Trust fees                                           137           119
   Net gain on sale of loans originated for sale          9           172
   Loan servicing                                       232           222
   Other                                                600           528
                                                    -------       -------
         Total other income                           1,789         2,099
                                                    -------       -------
OTHER EXPENSE
   Salaries and employee benefits                     3,277         3,052
   Occupancy                                            589           549
   Premises and equipment                               635           578
   FDIC insurance premiums                              517           494
   Professional fees                                    324           413
   Other                                              1,980         1,773
                                                    -------       -------
         Total other expense                          7,322         6,859
                                                    -------       -------
INCOME BEFORE INCOME TAXES                            4,973         4,770
Applicable income taxes                               2,006         1,832
                                                    -------       -------
NET INCOME                                          $ 2,967       $ 2,938
                                                    -------       -------
                                                    -------       -------
EARNINGS PER SHARE                                    $6.86         $6.79
                                                    -------       -------
                                                    -------       -------

                  The accompanying notes are an integral part
                   of the consolidated financial statements

          WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                     (Dollars in Thousands)
                           (UNAUDITED)

                                                     1995          1994
                                                    -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                       $ 2,967     $   2,938
                                                    -------       -------
   Adjustments to reconcile net income to net
      cash provided by operating activities:

         Depreciation and amortization                  642           596
         Provision for loan losses                      463           587
         Provision (benefit) for deferred income
            taxes                                     1,058          (684)
         Premium amortization of investment
            securities, net                             135           570
         Net realized (gain) loss on sales of
            investment securities available for sale     46          (234)
         Gain on sale of loans held for sale             (9)         (172)
         Sale of loans originated for sale              294         3,803
         Loans originated for sale                     (996)       (6,362)
         (Gain) loss on sale of premises and equipment  (13)          204
         Gain on sale of other real estate               --            (3)
         Decrease in other assets                     1,549         1,780
         Increase in other liabilities                  833         1,113
                                                    -------       -------
               Total adjustments                      4,002         1,198
                                                    -------       -------
               Net cash provided by operating
                  activities                          6,969         4,136
                                                    -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of investment securities
      available for sale                              1,992        42,113
   Proceeds from maturities of investment securities  3,907        25,330
   Purchases of investment securities                (2,000)     (101,296)
   Proceeds from repayments of mortgage-backed
      securities                                         --         2,038
   Net (increase) decrease in loans                  (5,753)       33,724
   Purchases of premises and equipment                 (909)         (725)
   Proceeds from sale of premises and equipment          13             4
   Proceeds from sale of other real estate              527         1,384
                                                    -------       -------
      Net cash (used in) provided by investing
         activities                                  (2,223)        2,572
                                                    -------       -------

                  The accompanying notes are an integral part
                   of the consolidated financial statements

                WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994 (CONTINUED)
                             (Dollars in Thousands)
                                   (UNAUDITED)

                                                     1995          1994
                                                   --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net decrease in demand deposits, NOW accounts
      and savings accounts                         ($25,310)      ($3,264)
   Net increase in certificates of deposit            7,988         5,080
   Net increase in federal funds purchased            1,590            --
   Decrease in FHLB advances                         (4,240)       (8,220)
   Repayment of REMIC                                    --        (3,541)
   Cash dividends paid                               (1,514)       (1,406)
                                                   --------      --------
     Net cash used in financing activities          (21,486)      (11,351)
                                                   --------      --------
   Net decrease in cash and cash equivalents        (16,740)       (4,643)
   Cash and cash equivalents at beginning of period  50,043        44,497
                                                   --------      --------
   Cash and cash equivalents at end of period       $33,303       $39,854
                                                   --------      --------
                                                   --------      --------
   Supplemental  cash flow information:
      Cash paid during the year for:
       Interest on deposits and other borrowings     $7,969        $5,973
       Transfers from loans to other real estate     $  654        $  307

                  The accompanying notes are an integral part
                   of the consolidated financial statements

          WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited interim consolidated financial statements include the accounts of the Company and its subsidiaries and are prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual financial statements have been omitted. The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the latest Annual Report on Form 10-K filed by West Suburban Bancorp, Inc. (the "Company"). The consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. Certain amounts reported in prior periods have been reclassified to conform to the 1995 presentation.

NOTE 2 - SECURITIES

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that all debt and equity securities be classified as held to maturity, trading or available for sale securities. The Company does not invest in trading securities. Securities held to maturity are classified as such only when the Company determines it has both the ability and positive intent to hold these securities to maturity. All other securities are classified as available for sale. Held to maturity securities are carried at amortized cost while available for sale securities are carried at fair value with net unrealized gains and losses (net of tax) reported as a separate component of equity. Gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

During the first quarter of 1995, the Company's unrealized loss net of tax on securities available for sale declined $1.8 million from $4.9 million at December 31, 1994 to $3.1 million at March
31, 1995.

NOTE 3 - OUTSTANDING LINES OF CREDIT AVAILABLE (IN THOUSANDS)

                                       March 31,      December 31,
                                         1995             1994
                                       ---------      ------------
Home equity lines                      $ 97,731         $ 98,029
Commercial loans in process             114,189          135,018
Visa credit lines                        48,702           48,443
                                       ---------      ------------
Total commitments                      $260,622         $281,490
                                       ---------      ------------
                                       ---------      ------------

The Company had $4.5 million and $2.6 million of commitments to originate residential mortgage loans as of March 31, 1995 and December 31, 1994, respectively.

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

BALANCE SHEET ANALYSIS

ASSET DISTRIBUTION. Aggregate holdings in investment securities decreased $2.2 million (1.0%) to $223.8 million at March 31, 1995 from $226.0 million at December 31, 1994. The decrease in the portfolio is primarily attributable to sales and maturities of investment securities with not all of the proceeds from such sales and maturities being reinvested in investment securities. The Company continues to seek high quality securities for its portfolio and monitors its portfolio in relation to economic conditions and the interest rate environment on a daily basis.

Gross loans increased $5.7 million (.8%) during the first three months of 1995. The increase in loans resulted from increased commercial and residential mortgage loan demand due to the stabilization of short term interest rates and decreases in long term interest rates.

ALLOWANCE FOR LOAN LOSSES AND ASSET QUALITY. Management attempts to maintain the allowance for loan losses at a level adequate to absorb anticipated loan losses. The amount of the allowance is established based upon past loan loss experience and other factors which, in management's judgement, merit consideration in estimating loan losses. Other factors considered by management include the growth and the composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans and economic conditions in the Company's market area. The allowance for loan losses increased $.4 million to $8.8 million at March 31, 1995 from $8.4 million at December 31, 1994. This represents an increase in the allowance for loan losses to total loans outstanding to 1.21% at March 31, 1995 from 1.18% at December 31, 1994. This increase was attributable in part to net effect of provisions for loan losses (which increased the allowance for loan losses) which were partially offset by net charge-offs of $.2 million during the first quarter of 1995. Nonperforming loans increased $1.0 million (21.1%) to $5.7 million at March 31, 1995 from $4.7 million at December 31, 1994. As of March 31, 1995 and December 31, 1994, total nonperforming loans to net loans was .8% and .7%, respectively.

LIABILITY DISTRIBUTION. Total liabilities decreased $18.0 million (1.9%) to $925.5 million at March 31, 1995 from $943.5 million at December 31, 1994. This decrease was primarily due to a decrease in the deposits and the repayment of $4.2 million of FHLB advances.

Total deposits decreased $17.3 million (1.9%) to $905.9 million at March 31, 1995 from $923.2 million at December 31, 1994. Balances on demand and other noninterest-bearing and NOW accounts decreased by $26.8 million (9.6%) from $279.8 million at December 31, 1994 to $253.0 million at March 31, 1995. While balances on time deposits increased by $8.0 million (2.4%) from $326.1 million at December 31, 1994 to $334.1 million at March 31, 1995 as customers shifted their deposits into higher yielding certificates of deposit. The proceeds from the increases in certificates of deposit were used to meet loan demand along with paying down FHLB advances.

Balances in the Company's major categories of deposits are summarized in the following table (dollars in thousands):

                                       March 31,     December 31,     Dollar      Percent
                                         1995            1994         Change      Change
                                       ---------     ------------    ---------    --------
Demand and other noninterest-bearing    $ 91,452        $100,771      ($9,319)      (9.2)%
NOW accounts                             161,562         179,025      (17,463)      (9.8)%




Money market savings                     318,851         317,379        1,472         0.5%
Time, $100,000 and over                   41,067          47,693       (6,626)      (13.9)%
Time, other                              293,003         278,389       14,614         5.2%
                                       ---------     ------------    ---------    --------
   Total                                $905,935        $923,257     ($17,322)       (1.9)%
                                       ---------     ------------    ---------    --------
                                       ---------     ------------    ---------    --------

The Company will attempt to remain highly competitive in its market by offering competitive rates of return on its savings and certificate of deposit products. Although the Company promotes its savings products when appropriate, management does not intend to compromise its net interest margin to attract deposits.

SHAREHOLDERS' EQUITY. Shareholders' equity increased $3.2 million (3.3%) to $101.2 million at March 31, 1995 from $98.0 million at December 31, 1994. This increase was directly the result of the net retention of 1995 earnings of $1.4 million and the decline of unrealized loss on securities available for sale of $1.8 million (net of taxes) from $4.9 million at December 31, 1994 to $3.1 million at March 31, 1995.

CAPITAL RESOURCES

The Company's capital ratios as well as those of its subsidiaries as of March 31, 1995 are presented below. All such ratios are in excess of the fully phased-in regulatory capital requirements which call for a minimum total risk-based capital ratio of 8% for the Company and each of its subsidiaries, and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth, (all other institutions are required to maintain a minimum leverage capital ratio of 4% to 5% depending on their particular circumstances and risk profiles) and a minimum tangible capital ratio and core capital ratio for thrifts of 1.5% and 3%, respectively. Bank holding companies and their subsidiaries are generally expected to operate at or above the minimum capital requirements and the ratios shown below are in excess of regulator minimums and should allow the Company and its subsidiaries to operate without capital adequacy concerns.

The following table sets forth selected regulatory capital ratios of the Company and the bank subsidiaries at March 31, 1995:

                                     Tier 1       Total
                                   Risk-Based   Risk-Based  Leverage
Institution                          Capital     Capital     Capital
- -----------                        ----------   ----------  --------
West Suburban Bancorp, Inc.           11.73%      12.78%      9.85%
West Suburban Bank                    11.21%      12.32%      9.06%
West Suburban Bank of Downers         13.27%      14.32%      9.41%
   Grove/Lombard
West Suburban Bank of Darien          11.26%      12.30%      8.43%
West Suburban Bank of Carol           11.14%      12.01%      8.57%
   Stream/Stratford Square


At March 31, 1995, WSB Aurora maintained a core capital ratio of 10.52%, a tangible capital ratio of 13.02% and a total risk-based capital ratio of 14.14%.

The Federal Deposit Insurance Corporation Improvement Act of 1931 ("FDICIA") provided the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized,"
"significantly       undercapitalized"       or       "critically
undercapitalized." Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

Management  has been advised that as of March 31, 1995,  December
31, 1994 and 1993, each of the Subsidiaries qualified as a "well-capitalized" institution as defined by the Federal Deposit
Insurance Corporation Improvement Act of 1991.

LIQUIDITY

Effective liquidity management allows a banking institution to accommodate the changing net funds flow requirements of customers who may deposit or withdraw funds or modify their credit requirements. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity, maturity schedules of earning assets and supporting liabilities.

Generally, the Company uses cash and cash equivalents to meet its liquidity needs. Additional liquidity is provided by maintaining assets which mature within a short time-frame or which may be quickly converted to cash without significant loss. These assets include interest-bearing deposits in financial institutions , federal funds sold and investment securities available for sale. As of March 31, 1995 and December 31, 1994 liquid assets represented 14.3% and 16.1% of total assets, respectively. The Company experienced a decrease in its cash and due from banks of $15.0 million (31.1%) from $48.1 million at December 31, 1994 to $33.1 million at March 31, 1995 as a result of decreased balances at correspondent banks.

RATE SENSITIVITY GAPS AND NET INTEREST MARGIN

The Company attempts to maintain a conservative posture with regard to interest rate risk, actively managing its asset/liability gap positions and constantly monitoring the direction and magnitude of gaps and risk. The Company attempts to moderate the effects of changes in interest rates by adjusting its asset and liability mix to achieve desired relationships between rate sensitive assets and rate sensitive liabilities. Rate sensitive assets and liabilities are those instruments that reprice within a given time period. An asset or liability reprices when it is subject to change or upon its maturity. The consolidated interest rate sensitivity position of the Company at March 31, 1995, reflects cumulative interest rate sensitive assets compared to interest rate sensitive liabilities of 107.4% and cumulative interest rate sensitive assets that reprice or mature within one year compared to similarly sensitive liabilities of 4.9%.

Movements in general market interest rates are a key element in changes in the net interest margin. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income. Conversely, a positive gap would tend to positively affect net interest income when assets reprice more quickly than liabilities. The Company's policy is to manage its balance sheet so that fluctuations in net interest margin are minimized regardless of the level of interest rates, although the net interest margin does vary somewhat due to management's response to increasing competition from other financial institutions.

Listed below are the balances in the major categories of rate sensitive assets and liabilities that are subject to repricing as of March 31, 1995 (dollars in thousands):


                                                            Over three
                                                 Three      months to     Over one
                                                 months      twelve        year to       Over
                                                 or less     months      five years    five years     Total
                                                 -------    ----------   ----------    ----------    --------
Rate sensitive assets:
  Interest-bearing deposits in financial
    institutions                                    $162    $       --    $      --    $       --    $    162
  Federal funds sold                                  --            --           --            --           0
  Investment securities                           18,582        55,006      106,632        43,566     223,786
  Loans                                          250,609       410,430          456        60,489     721,984
                                                 -------    ----------   ----------    ----------    --------
    Total                                       $269,353      $465,436     $107,088      $104,055    $945,932
                                                 -------    ----------   ----------    ----------    --------
                                                 -------    ----------   ----------    ----------    --------
Rate sensitive liabilities:
  Money market savings                          $318,850     $     --     $      --      $     --    $318,850
  Now accounts                                   161,562           --            --            --     161,562
  Time deposits:
    Less than $100,000                            68,851      100,308       123,843            --     293,002
    $100,000 and over                             19,623        7,959            --        13,486      41,068
  Nondeposit liabilities                           7,290           --            --            --       7,290
                                                 -------    ----------   ----------    ----------    --------
    Total                                       $576,176     $108,267      $123,843        13,486    $821,772
                                                 -------    ----------   ----------    ----------    --------
                                                 -------    ----------   ----------    ----------    --------
Interest sensitivity gap                       ($306,823     $357,169      ($16,755)      $90,568    $     --

Cumulative interest sensitivity gap            ($306,823)     $50,346       $33,591      $124,160    $124,160
Cumulative net interest-earning assets
   as a percentage of net interest-bearing
   liabilities                                      46.7%       107.4         104.2         115.1
Cumulative interest sensitivity gap as a
   percentage of total assets                      -29.9%         4.9%          3.3%         12.1%

The above table does not necessarily indicate the future impact of general interest rate movements on the Company's net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times and at different rate levels. Assets and liabilities are reported in the earliest time frame in which maturity or repricing may occur. The percentage indicated for the cumulative net interest-earning assets as a percentage of net interest-bearing liabilities is well within the Company's target range of acceptable gap values for the three month to twelve month time frame.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED  MARCH 31,  1995
AND 1994

NET INCOME. The Company's net income for the three months ended March 31, 1995 and 1994 was approximately $3.0 million and $2.9 million, respectively. The Company's net interest margin increased $.9 million (8.4%) to $11.0 million at March 31, 1995 from $10.1 million at March 31, 1994. This increase was primarily due to an increase in the average yield and balances of the loan portfolio, which has been brought on by a more stable interest rate environment along with management's increased efforts to generate new business.

INTEREST INCOME. Total interest income, on a tax equivalent basis, increased $3.1 million for the three months ended March 31, 1995 compared to the same period in 1994. This increase resulted from an increase of $.5 million that resulted from volume increases and $2.6 million that was due to rate increases. The largest component of this increase was interest on loans which increased $3.4 million. Of this increase, $2.3 million was the result of higher interest rates and $1.1 million was due to higher balances. This increase was in part, offset by a decrease in average balances and yields on interest-bearing deposits in financial institutions, federal funds sold, and investment securities.

INTEREST EXPENSE. Total interest expense increased $2.3 million for the three months ended March 31, 1995 compared to the same period during 1994. The largest component of this increase was interest on deposits which increased $2.1 million for the first quarter of 1995 compared to the first quarter of 1994. Of this increase $1.8 million was due to higher interest rates while $.3 million was due to higher average balances.

The following table reflects the extent to which changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest rates have affected net interest income for the three-month period ended March 31, 1995 as compared to the same period in 1994 (dollars in thousands):

                                          CHANGE DUE TO:

INTEREST INCOME                           VOLUME    RATE     TOTAL
                                          ------   -----     -----
Interest-bearing deposits in financial
   institutions                            ($15)    ($10)     ($25)
Federal funds sold                         (284)    149       (135)
Investment securities                      (389)    232       (157)
Loans                                     1,163    2,282     3,445
                                          ------   -----     -----
    Total interest income                   475    2,653     3,128
                                          ------   -----     -----
INTEREST EXPENSE

Interest-bearing deposits                   301    1,829     2,130

Borrowed funds                              134        7       141
                                          ------   -----     -----
    Total interest expense                  435    1,836     2,271
                                          ------   -----     -----
    Net interest income                  $   40   $  817    $  857
                                          ------   -----     -----
                                          ------   -----     -----


PROVISION FOR LOAN LOSSES. The Company's provision for loan losses decreased $.1 million (21.1%) for the three months ended March 31, 1995 to $.5 million from $.6 million compared to 1994 as a result of the Company's analysis of the overall credit risk in its loan portfolio. The Company charged-off $.3 million while recovering $.1 million during the three months ended March 31, 1995 compared to charge-offs of $.4 million and recoveries of $.1 million during the same period in 1994.

OTHER INCOME. Total other income decreased $.3 million (14.8%) for the three months ended March 31, 1995 when compared to the same period in 1994. This decrease was primarily due to reduced gains on the sale of mortgage loans in the secondary market of approximately $.2 million and a net decline in income from securities sold of $.3 million.

OTHER EXPENSE. Total other expense increased $.4 million for the three months ended March 31, 1995 to $7.3 million compared to $6.9 million in 1994. Salary and employee benefits increased $.2 million due to increased salary and benefits expenses. Other operating expenses increased $.2 million during this period. This increase was principally due to increased maintenance costs on computer equipment along with increased costs related to property held as Other Real Estate. Professional fees decreased $.1 million for the three months ended March 31, 1995 when compared to the same period during 1994.

INCOME TAX EXPENSE. Income tax expense increased $.2 million (9.5%) for the three months ended March 31, 1995 to $2.0 million from $1.8 million compared to the same period in 1994 due to higher income before taxes thereby increasing the effective tax rate of the Company to 40.3% from 38.4% for the three month period ending March 31, 1995 and March 31, 1994, respectively.

IMPACT OF NEW ACCOUNTING STANDARDS

In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that impaired loans, as defined, be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. SFAS No. 114 was amended in October, 1994 by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures", to allow a creditor to use existing methods for recognizing interest income on an impaired loan. SFAS No. 114 and No. 118 were adopted as of January 1, 1995. Neither standard has had a material impact on the Company.

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

None


ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

         27. Financial Data Schedule

B. Reports on Form 8-K - The Company did not file a report on Form 8-K during the three months ended March 31, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   WEST SUBURBAN BANCORP, INC.
                                        (Registrant)


Date: May 12, 1995
                                   /s/ KEVIN J. ACKER
                                   ---------------------------
                                   KEVIN J. ACKER
                                   CHAIRMAN OF THE BOARD


                                   /s/ DUANE G. DEBS
                                   ---------------------------
                                   DUANE G. DEBS
                                   CHIEF ACCOUNTING OFFICER