Form 10-Q
period 1995-06-30
WEST SUBURBAN BANCORP INC
filed 1995-08-14
CIK 805080

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period ended June 30, 1995

                                       OR
     / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For transition period from __________ to __________

                         Commission File Number 0 -17609

                           WEST SUBURBAN BANCORP, INC.
                  ---------------------------------------------
             (Exact name of Registrant as specified in its charter)


         Illinois                                       36-3452469
---------------------------              ---------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)


711 SOUTH MEYERS ROAD, LOMBARD, ILLINOIS               60148
------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: (708) 629-4200
--------------------------------------------------  --------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

1,000,000 shares of Common Stock, Class A, no par value, were authorized and 347,015 shares were issued and outstanding as of June 30, 1995.

1,000,000 shares of Common Stock, Class B, no par value, were authorized and 85,480 shares were issued and outstanding as of June 30, 1995.

                           WEST SUBURBAN BANCORP, INC.

                           Form 10-Q Quarterly Report

                                Table of Contents


                                     PART I
                                                                     Page Number

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . 1
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . . . . . 7


                                     PART II

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .14
Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . .14
Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . .14
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . .14
Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . .14
Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .15


Form 10-Q Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . . .16

                                     PART I
ITEM 1.   FINANCIAL STATEMENTS

                  WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (UNAUDITED)


                                                                                                June 30,          December 31,
                                                                                                  1995                1994
                                                                                            ----------------    ----------------


ASSETS
Cash and due from banks                                                                         $   36,357         $   48,134
Interest-bearing deposits in financial institutions                                                    127                 14
Federal funds sold                                                                                  29,180              1,895
                                                                                            ---------------      -------------
  Total cash and cash equivalents                                                                   65,664             50,043
Investment securities:
  Available for sale (amortized cost of $109,267 in
    1995 and $125,630 in 1994)                                                                     106,463            117,448
  Held to maturity (fair value of $110,988 in
    1995 and $102,403 in 1994)                                                                     111,729            108,559
Loans, less allowance for loan losses of $9,123 in 1995 and
  $8,445 in 1994                                                                                   732,712            709,205
Premises and equipment, net                                                                         28,136             26,652
Other real estate                                                                                    9,684             10,458
Accrued interest and other assets                                                                   17,533             19,130
                                                                                            ---------------      -------------
    TOTAL ASSETS                                                                                $1,071,921         $1,041,495
                                                                                            ---------------      -------------
                                                                                            ---------------      -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
  Noninterest-bearing                                                                           $   96,977         $  100,771
  Interest-bearing                                                                                 858,013            822,486
                                                                                            ---------------      -------------
    Total deposits                                                                                 954,990            923,257
FHLB advances                                                                                          ---              9,940
Accrued interest and other liabilities                                                              11,966             10,327
                                                                                            ---------------      -------------
        TOTAL LIABILITIES                                                                          966,956            943,524
                                                                                            ---------------      -------------


Shareholders' equity
  Common Stock, Class A, no par value; 1,000,000 shares
    authorized; 347,015 shares issued and outstanding                                                2,774              2,774
  Common Stock, Class B, no par value; 1,000,000 shares
    authorized; 85,480 shares issued and outstanding                                                   683                683
  Surplus                                                                                           38,066             38,066
  Retained earnings                                                                                 64,529             61,378
  Unrealized loss on securities available for sale, net of taxes                                    (1,087)            (4,930)
                                                                                            ---------------      -------------
    TOTAL SHAREHOLDERS' EQUITY                                                                     104,965             97,971
                                                                                            ---------------      -------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                  $1,071,921         $1,041,495
                                                                                            ---------------      -------------
                                                                                            ---------------      -------------



The accompanying notes are an integral part of the consolidated financial statements

                  WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                  (Dollars in Thousands, Except Per Share Data)
                                   (UNAUDITED)


                                                                                  1995                     1994
                                                                           ---------------           --------------
INTEREST INCOME
Loans, including fees                                                             $32,750                   $25,116
  Investment securities:
    U.S. government agencies and corporations                                       3,707                     2,195
    Corporate                                                                       2,409                     3,562
    States and political subdivisions                                                 621                     1,274
    U.S. Treasury                                                                     398                       322
  Deposits in financial institutions                                                   28                        80
  Federal funds sold                                                                  299                       301
                                                                           ---------------           --------------
      Total interest income                                                        40,212                    32,850

INTEREST EXPENSE                                                           ---------------           --------------
  Deposits                                                                         17,463                    12,326
  Other                                                                               314                       130
                                                                           ---------------           --------------
      Total interest expense                                                       17,777                    12,456
                                                                           ---------------           --------------
      Net interest income                                                          22,435                    20,394
PROVISION FOR LOAN LOSSES                                                             925                     1,100
                                                                           ---------------           --------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                21,510                    19,294
                                                                           ---------------           --------------
OTHER INCOME
  Service fees                                                                      1,776                     1,680
  Net gain on sale of investment securities available for sale                         79                       329
  Net gain on sale of mortgage-backed securities available for sale                   ---                     1,163
  Trust fees                                                                          194                       176
  Net gain on sale of loans originated for sale                                        24                       199
  Loan servicing                                                                      472                       438
  Other                                                                             1,228                     1,536
                                                                           ---------------           --------------
      Total other income                                                            3,773                     5,521
                                                                           ---------------           --------------
OTHER EXPENSE
  Salaries and employee benefits                                                    6,456                     6,340
  Occupancy                                                                         1,199                     1,076
  Premises and equipment                                                            1,190                     1,112
  FDIC insurance premiums                                                           1,035                       987
  Professional fees                                                                   703                       645
  Other                                                                             3,921                     3,769
                                                                           ---------------           --------------
      Total other expense                                                          14,504                    13,929
                                                                           ---------------           --------------
INCOME BEFORE INCOME TAXES                                                         10,779                    10,886
APPLICABLE INCOME TAXES                                                             4,385                     4,187
                                                                           ---------------           --------------
NET INCOME                                                                         $6,394                   $ 6,699
                                                                           ---------------           --------------
                                                                           ---------------           --------------

EARNINGS PER SHARE                                                                $14.78                    $ 15.49
                                                                           ---------------           --------------
                                                                           ---------------           --------------

The accompanying notes are an integral part of the consolidated financial statements

                  WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                  (Dollars in Thousands, Except Per Share Data)
                                   (UNAUDITED)



                                                                                     1995                1994
                                                                            --------------      --------------
INTEREST INCOME
  Loans, including fees                                                           $17,153              $12,970
  Investment securities:
    U.S. government agencies and corporations                                       1,872                1,513
    Corporate                                                                       1,205                1,436
    States and political subdivisions                                                 317                  495
    U.S. Treasury                                                                     200                  200
  Deposits in financial institutions                                                   15                   42
  Federal funds sold                                                                  258                  125
                                                                            --------------      --------------

    Total interest income                                                          21,020               16,781
                                                                            --------------      --------------
INTEREST EXPENSE
  Deposits                                                                          9,459                6,452
  Other                                                                                95                   51
                                                                            --------------      --------------
    Total interest expense                                                          9,554                6,503
                                                                            --------------      --------------
    Net interest income                                                            11,466               10,278
PROVISION FOR LOAN LOSSES                                                             462                  513
                                                                            --------------      --------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                11,004                9,765
                                                                            --------------      --------------
OTHER INCOME
  Service fees                                                                        919                  856
  Net gain on sale of investment securities available for sale                        125                   95
  Net gain on mortgage-backed securities available for sale                          ---                 1,163
  Trust fees                                                                           56                   57
  Net gain on sale of loans originated for sale                                        15                   28
  Loan servicing                                                                      239                  216
  Other                                                                               629                1,007
                                                                            --------------      --------------
      Total other income                                                            1,983                3,422
                                                                            --------------      --------------
OTHER EXPENSES
  Salaries and employee benefits                                                    3,179                3,288
  Occupancy                                                                           609                  527
  Premises and equipment                                                              555                  534
  FDIC insurance premiums                                                             517                  493
  Professional fees                                                                   378                  232
  Other                                                                             1,942                1,996
                                                                            --------------      --------------
      Total other expense                                                           7,180                7,070
                                                                            --------------      --------------
INCOME BEFORE INCOME TAXES                                                          5,807                6,117
Applicable income taxes                                                             2,379                2,356
                                                                            --------------      --------------
NET INCOME                                                                        $ 3,428              $ 3,761
                                                                            --------------      --------------
                                                                            --------------      --------------
EARNINGS PER SHARE                                                                $  7.92              $  8.70
                                                                            --------------      --------------
                                                                            --------------      --------------

The accompanying notes are an integral part of the consolidated financial statements

                  WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                             (Dollars in Thousands)
                                   (UNAUDITED)


                                                                                 1995               1994
                                                                       --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                  $6,394             $6,699
                                                                       --------------     --------------
                                                                       --------------     --------------
  Adjustments to reconcile net income to net
    cash provided by operating activities:

      Depreciation and amortization                                            1,304              1,197
      Provision for loan losses                                                  925              1,100
      Provision for deferred income taxes                                      2,078              1,619
      Premium amortization of investment securities, net                         251                957
      Net realized gain on sales of investment securities available
       for sale                                                                  (79)              (329)
      Net gain on sale mortgage-backed securities available for sale             ---             (1,163)
      Gain on sale of loans held for sale                                        (24)              (199)
      Sale of loans originated for sale                                        1,613              7,336
      Loans originated for sale                                                 (669)           (11,548)
      (Gain) loss on sale of premises and equipment                              (27)               266
      Gain on sale of other real estate                                          (17)              (378)
      Decrease (Increase) in other assets                                      1,598             (3,511)
      Decrease in other liabilities                                             (547)              (545)
                                                                       --------------     --------------

          Total adjustments                                                    6,406             (5,198)
                                                                       --------------     --------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                           12,800              1,501
                                                                       --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of investment securities available for sale              4,592             53,183
  Proceeds from sales of mortgage-backed securities available for sale           ---             14,941
  Proceeds from maturities of investment securities                           16,695             34,043
  Purchases of investment securities                                          (9,809)          (118,618)
  Proceeds from repayments of mortgage-backed securities                           7              2,037
  Net (increase) decrease in loans                                           (26,081)            13,542
  Purchases of premises and equipment                                         (2,788)            (1,139)
  Proceeds from sale of premises and equipment                                    27                 23
  Proceeds from sale of other real estate                                      1,520              6,194
                                                                       --------------     --------------
    NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                      (15,837)             4,206
                                                                       --------------     --------------

The accompanying notes are an integral part of the consolidated financial statements

                  WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994 (CONTINUED)
                             (Dollars in Thousands)
                                   (UNAUDITED)




                                                                                     1995                1994
                                                                              ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net (decrease) increase in demand deposits, NOW accounts
      and savings accounts                                                       ($ 2,212)            $10,020
   Net increase in certificates of deposit                                         33,946                 777
   Decrease in FHLB advances                                                       (9,940)             (8,220)
   Repayment of REMIC                                                                 ---              (3,541)
   Cash dividends paid                                                             (3,136)             (2,717)
                                                                              ------------        ------------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          18,658              (3,681)
                                                                              ------------        ------------

   Net increase in cash and cash equivalents                                       15,621               2,026
   Cash and cash equivalents at beginning of period                                50,043              44,497
                                                                              ------------        ------------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $65,664             $46,523
                                                                              ------------        ------------
                                                                              ------------        ------------
   Supplemental cash flow information:
      Cash paid during the year for:
        Interest on deposits and other borrowings                                 $17,222             $12,755
        Income taxes                                                              $ 3,601             $ 2,204
        Transfers from loans to other real estate                                 $   729             $   783



The accompanying notes are an integral part of the consolidated financial statements

                  WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of West Suburban Bancorp, Inc. (the "Parent") and its wholly-owned subsidiaries (collectively, the "Subsidiaries" and together with the Parent, the "Company"): West Suburban Bank; West Suburban Bank of Downers Grove/Lombard; West Suburban Bank of Darien; West Suburban Bank of Carol Stream/Stratford Square; and West Suburban Bank of Aurora, F.S.B. ("WSB Aurora"). Significant intercompany accounts and transactions have been eliminated. The unaudited interim consolidated financial statements include the accounts of the Company and its subsidiaries and are prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual financial statements have been omitted. The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the latest Annual Report on Form 10-K filed by the Company. The consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. Certain amounts reported in prior periods have been reclassified to conform to the 1995 presentation.

NOTE 2 - SECURITIES

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that all debt and equity securities be classified as held to maturity, trading or available for sale securities. The Company does not invest in trading securities. Securities held to maturity are classified as such only when the Company determines it has both the ability and positive intent to hold these securities to maturity. All other securities are classified as available for sale. Held to maturity securities are carried at amortized cost while available for sale securities are carried at fair value with net unrealized gains and losses (net of taxes) reported as a separate component of equity. Gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

During the first six months of 1995, the Company's unrealized loss, net of taxes on securities available for sale declined $3.8 million (78.0%) from $4.9 million at December 31, 1994 to $1.1 million at June 30, 1995.

NOTE 3 - OUTSTANDING LINES OF CREDIT AVAILABLE - (DOLLARS IN THOUSANDS)


                                JUNE 30, 1995      DECEMBER 31, 1994
                              ---------------    -------------------
Home equity lines                     $96,537                $98,029
Commercial loans in process           136,760                135,018
Visa credit lines                      49,560                 48,443
                              ---------------    -------------------
Total commitments                    $282,857               $281,490
                              ---------------    -------------------
                              ---------------    -------------------


The Company had $6.3 million and $2.6 million of commitments to originate residential mortgage loans as of June 30, 1995 and December 31, 1994, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BALANCE SHEET ANALYSIS

ASSET DISTRIBUTION. Aggregate holdings in investment securities decreased $7.8 million (3.5%) to $218.2 million at June 30, 1995 from $226.0 million at December 31, 1994. During the first six months of 1995, sales and maturities of investment securities totaled $21.3 million, of which $9.8 million was reinvested in investment securities. Excess funds were invested in federal funds sold which have relatively high yields and provide the Company with additional liquidity should it be needed to fund loan growth. The Company continues to seek high quality securities for its portfolio and monitors its portfolio in relation to economic conditions and the interest rate environment on a daily basis.

Total loans increased $24.2 million (3.4%) during the first six months of 1995. The increase in loans primarily resulted from increased commercial and residential mortgage loan demand due to the stabilization of short-term interest rates and decreases in long-term interest rates.

ALLOWANCE FOR LOAN LOSSES AND ASSET QUALITY. Management attempts to maintain the allowance for loan losses at a level adequate to absorb anticipated loan losses. The amount of the allowance is established based upon past loan loss experience and other factors which, in management's judgement, merit consideration in estimating loan losses. Other factors considered by management include the growth and the composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans and economic conditions in the Company's market area. The allowance for loan losses increased $.7 million to $9.1 million at June 30, 1995 from $8.4 million at December 31, 1994. The ratio of the allowance to total loans outstanding increased at June 30, 1995 to 1.23% compared to 1.18% at December 31, 1994. This increase was attributable in part to provisions to the allowance which were partially offset by net charge-offs of $.2 million during the first six months of 1995. Nonperforming loans increased $8.5 million (179.2%) to $13.2 million at June 30, 1995 from $4.7 million at December 31, 1994. Nonperforming loans increased $7.5 million during the second quarter of 1995. As of June 30, 1995 and December 31, 1994, total nonperforming loans to net loans was 1.8% and .7% respectively. This increase was principally due to one $8.0 million commercial loan for which interest payments are current although the loan matured in March of 1995. Management is monitoring this loan closely and will take additional actions, including adjusting the allowance if it deems necessary.

The following table is an analysis of the Company's non-performing loans for the periods stated (dollars in thousands).


                             -------------    -----------------   -------------
                             JUNE 30, 1995    DECEMBER 31, 1994   DOLLAR CHANGE
                             -------------    -----------------   -------------
Nonaccrual loans                   $   664              $   279          $  385
Accruing loans 90 days
past due                            12,531                4,448           8,083
                             -------------    -----------------   -------------
Total nonperforming loans          $13,195              $ 4,727          $8,468
                             -------------    -----------------   -------------
                             -------------    -----------------   -------------
Nonperforming Loans
as a percent of net loans              1.8%                  .7%             ---
Other real estate                  $ 9,684              $10,458          $  774
                             -------------    -----------------   -------------
                             -------------    -----------------   -------------


The following table is an analysis of the Company's Provision for Loan Losses for the periods stated (dollars in thousands).


                                           1995                   1994
                                   ---------------------------------------------
                                   2nd Qtr.  1st Qtr. 4th Qtr. 3rd Qtr. 2nd Qtr.
                                   ---------------------------------------------
 Provision-quarter                    $462     $463      $573     $543     $513
 Provision-year                        925      463     2,216    1,643      110
 Net chargeoffs-quarter                114      133       369      215       50
 Net chargeoffs-year                   247      133       895      526      311
 Allowance at period end             9,123    8,762     8,445    8,241    7,913
 Allowance to period end loans       1.23%    1.21%     1.18%    1.19%    1.15%

LIABILITY DISTRIBUTION. Total liabilities increased $23.4 million (2.5%) to $966.9 million at June 30, 1995 from $943.5 million at December 31, 1994. This increase was primarily due to increases in deposits which were partially offset by the repayment of $9.9 million of FHLB advances.

Total deposits increased $31.7 million (3.4%) to $955.0 million at June 30, 1995 from $923.3 million at December 31, 1994. Balances on demand and other noninterest-bearing and NOW accounts decreased by $18.8 million (6.7%) from $279.8 million at December 31, 1994 to $261.0 million at June 30, 1995. Money market savings deposits increased $16.6 million (5.2%) from $317.4 million at December 31, 1994 to $334.0 million at June 30, 1995. While balances on time deposits increased by $33.9 million (10.4%) from $326.1 million at December 31, 1994 to $360.0 million at June 30, 1995. Customers shifted their deposits into savings and higher yielding certificates of deposit. The proceeds from the increases in deposits were used to meet loan demand along with paying down FHLB advances.

Balances in the Company's major categories of deposits are summarized in the following table (dollars in thousands):


                                     -------------          -----------------          -------------           --------------
                                     June 30, 1995          December 31, 1994          Dollar Change           Percent Change
                                     -------------          -----------------          -------------           --------------
 Demand and other
 noninterest-bearing                      $96,977                   $100,771               ($3,794)                   (3.8)%
 Now accounts                             164,011                    179,025               (15,014)                   (8.4)%
 Money market savings                     333,974                    317,379                16,595                     5.2%

 Time, $100,000 and over                   47,475                     47,693                  (218)                   (0.5)%
 Time, other                              312,553                    278,389                34,164                    12.3%
                                     -------------          -----------------          -------------           --------------
    Total                                 955,020                    923,288                31,733                     3.4%
                                     -------------          -----------------          -------------           --------------
                                     -------------          -----------------          -------------           --------------

The Company attempts to remain highly competitive in its market by offering competitive rates on its savings and certificate of deposit products. Although the Company promotes its savings products when appropriate, management does not intend to compromise its net interest margin to attract deposits.

SHAREHOLDERS' EQUITY. Shareholders' equity increased $7.0 million (7.1%) to $105.0 million at June 30, 1995 from $98.0 million at December 31, 1994. This increase was directly the result of the net retention of 1995 earnings of $3.2 million and the decline of unrealized loss on securities available for sale of $3.8 million (net of taxes) from $4.9 million at December 31, 1994 to $1.1 million at June 30, 1995.

CAPITAL RESOURCES

The Company's capital ratios as well as those of its subsidiaries as of June 30, 1995 are presented below. All such ratios are in excess of the regulatory capital requirements which call for a minimum total risk-based capital ratio of 8% for the Company and each of its subsidiaries (at least one half of the minimum total risk based capital must be comprised of tier 1 capital), a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth, (all other institutions are required to maintain a minimum leverage capital ratio of 4% to 5% depending on their particular circumstances and risk profiles) for the Company and its bank subsidiaries and a minimum tangible capital ratio and core capital ratio of 1.5% and 3%, respectively, for the Company's thrift subsidiary. Bank holding companies and their subsidiaries are generally expected to operate at or above the minimum capital requirements and the ratios shown below are in excess of regulatory minimums and should allow the Company and its subsidiaries to operate without capital adequacy concerns.

The following table sets forth selected regulatory capital ratios of the Company and the bank subsidiaries at June 30, 1995:


                                                         Tier 1          Total
                                                        Risk-Based     Risk-Based      Leverage
Institution                                              Capital        Capital         Capital
-----------                                              -------        -------         -------
West Suburban Bancorp, Inc.                               11.61%         12.67%          9.79%
West Suburban Bank                                        11.08%         12.20%          8.86%
West Suburban Bank of Downers Grove/Lombard               13.44%         14.51%          9.80%
West Suburban Bank of Darien                              11.34%         12.42%          8.48%
West Suburban Bank of Carol Stream/Stratford Square       11.07%         11.97%          8.13%

At June 30, 1995, WSB Aurora maintained a core capital ratio of 10.55%, a tangible capital ratio of 12.37% and a total risk-based capital ratio of 13.40%.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") provided the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

Management has been advised that as of June 30, 1995, December 31, 1994 and 1993, each of the subsidiaries qualified as a "well-capitalized" institution.

LIQUIDITY

Effective liquidity management allows a banking institution to accommodate the changing net funds flow requirements of customers who may deposit or withdraw funds or modify their credit requirements. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity and maturity schedules of earning assets and supporting liabilities.

Generally, the Company uses cash and cash equivalents to meet its liquidity needs. Additional liquidity is provided by maintaining assets which mature within a short time-frame or which may be quickly converted to cash without significant loss.

These assets include interest-bearing deposits in financial institutions, federal funds sold and investment securities available for sale. As of June 30, 1995 and December 31, 1994, liquid assets represented 16.1% of total assets. The Company experienced an increase in cash and cash equivalents of $15.6 million (31.2%) from $50.0 million at December 31, 1994 to $65.6 million at June 30, 1995. This was primarily due to a large increase in Federal funds sold of $27.3 million from $1.9 million at December 31, 1994 to $29.2 million at June 30, 1995. This increase was partially offset by a decrease in cash and due from banks of $11.8 million (24.5%) from $48.1 million at December 31, 1994 to $36.3 million at June 30, 1995 as the Company continues its goals of maximizing liquidity and net interest income. The Company has available lines of credit to draw upon should the need be deemed necessary.

RATE SENSITIVITY GAPS AND NET INTEREST MARGIN

The Company attempts to maintain a conservative posture with regard to interest rate risk, actively managing its asset/liability gap positions and constantly monitoring the direction and magnitude of gaps and risk. The Company attempts to moderate the effects of changes in interest rates by adjusting its asset and liability mix to achieve desired relationships between rate sensitive assets and rate sensitive liabilities. Rate sensitive assets and liabilities are those instruments that reprice within a given time period. An asset or liability reprices when it is subject to change or upon its maturity. The consolidated interest rate sensitivity position of the Company at June 30, 1995, reflects cumulative interest rate sensitive assets compared to interest rate sensitive liabilities of 104.8% and cumulative interest rate sensitive assets that reprice or mature within one year compared to similarly sensitive liabilities of 3.3%.

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

Listed below are the balances in the major categories of rate sensitive assets and liabilities that are subject to repricing as of June 30, 1995 (dollars in thousands):


                                                                           Over three
                                                                 Three      months to    Over one
                                                                months       twelve       year to       Over
                                                                or less      months     five years   five years      Total
                                                            -----------------------------------------------------------------
Rate sensitive assets:
  Interest-bearing deposits in financial institutions             $127         $---         $---         $---         $127
  Federal funds sold                                            29,180          ---          ---          ---       29,180
  Investment securities                                         15,852       57,144      101,957       43,239      218,192
  Loans                                                        271,677      390,240          497       79,421      741,835
                                                            -----------------------------------------------------------------
    Total                                                     $316,836     $447,384     $102,454     $122,660     $989,334
                                                            -----------------------------------------------------------------
                                                            -----------------------------------------------------------------

Rate sensitive liabilities:
  Money market savings                                        $333,974         $---         $---         $---     $333,974
  NOW accounts                                                 164,011          ---          ---          ---      164,011
  Time deposits:
    Less than $100,000                                          60,416      136,802      115,335          ---      312,553
    $100,000 and over                                           19,272       14,564          ---       13,639       47,475
                                                            -----------------------------------------------------------------
    Total                                                     $577,673     $151,366     $115,335      $13,639     $858,013
                                                            -----------------------------------------------------------------
                                                            -----------------------------------------------------------------


Interest sensitivity gap                                     ($260,837)    $296,018     ($12,881)    $109,021         $---
Cumulative interest sensitivity gap                          ($260,837)     $35,181      $22,300     $131,321     $131,321
Cumulative net interest-earning assets as a
  percentage of net interest-bearing liabilities                 54.8%       104.8%       102.6%       115.3%
Cumulative interest sensitivity gap as a
  percentage of total assets                                    (24.3%)        3.3%         2.1%        12.2%

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

NET INCOME. The Company's net income for the six months ended June 30, 1995 and 1994 was approximately $6.4 million and $6.7 million, respectively. This represents a decrease of $.3 million (4.6%) for the 1995 period when compared to the 1994 period. The results of the 1994 period reflected income from the one-time sale of the mortgage-backed securities portfolio which occurred during 1994. The Company's net interest income increased $2.0 million (10.0%) to $22.4 million for the six months ended June 30, 1995 from $20.4 million for the same period ended in 1994. This increase was primarily due to an increase in the average yield and balances of the loan portfolio, which has been described in an earlier section of this report.

INTEREST INCOME. Total interest income, on a tax equivalent basis, increased $7.4 million for the six months ended June 30, 1995 compared to the same period in 1994. This increase resulted from an increase of $1.7 million that resulted from volume increases and $5.7 million that was due to rate increases. The principal component of this increase was interest on loans which increased $7.6 million. Of this increase, $5.1 million was the result of higher interest rates and $2.5 million was due to higher balances. This increase was in part, offset by a decrease in average balances on all other interest-earning assets.

INTEREST EXPENSE. Total interest expense increased $5.3 million for the six months ended June 30, 1995 compared to the same period during 1994. The largest component of this increase was interest on deposits which increased $5.1 million during this time. Of this increase $4.2 million was due to higher interest rates while $.9 million was due to higher average balances.

The following table reflects the extent to which changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest rates have affected net interest income on a tax equivalent basis for the six-month period ended June 30, 1995 as compared to the same period in 1994 (dollars in thousands):


                                                                CHANGE
                                                                DUE TO:
                                                                VOLUME        RATE            TOTAL
                                                               --------      --------       --------
INTEREST INCOME
Interest-bearing deposits in financial institutions               ($24)          ($29)          ($53)
Federal funds sold                                                (200)           198             (2)
Investment securities                                             (590)           391           (199)
Loans                                                            2,545          5,077          7,622
                                                               -------         ------         ------
    Total interest income                                        1,731          5,637          7,368
                                                               -------         ------         ------

INTEREST EXPENSE
Interest-bearing deposits                                          940          4,197          5,137
Borrowed funds                                                     149             34            183
                                                               -------         ------         ------
    Total interest expense                                       1,089          4,231          5,320
                                                               -------         ------         ------
    Net interest income                                           $642         $1,406         $2,048
                                                               -------         ------         ------
                                                               -------         ------         ------

PROVISION FOR LOAN LOSSES. The Company's provision for loan losses decreased $.2 million (15.9%) for the six months ended June 30, 1995 to $.9 million from $1.1 million for the same period in 1994 as a result of the Company's analysis of the overall credit risk in its loan portfolio. The Company charged-off $.4 million while recovering $.2 million during the six months ended June 30, 1995 compared to charge-offs of $.5 million and recoveries of $.2 million during the same period in 1994.

OTHER INCOME. Total other income decreased $1.7 million (31.7%) for the six months ended June 30, 1995 compared to the same period in 1994. This decrease was primarily due to a one-time gain of $1.2 million on the sale of the mortgage-backed securities portfolio during 1994. Furthermore, the Company experienced decreased income from loan sales in the secondary market of approximately $.2 million and a net decline of $.3 million in income from net gain on the sales of investment securities.

OTHER EXPENSE. Total other expense increased $.6 million (4.1%) for the six months ended June 30, 1995 compared to 1994. Salary and employee benefits increased $.1 million due to increased salary expenses with the opening of new facilities and profit-sharing expenses. Other operating expenses increased $.2 million during this period. This increase was principally due to increased maintenance costs on computer equipment along with increased seasonal costs related to property held as Other Real Estate. Professional fees increased $.1 million for the six months ended June 30, 1995 compared to the same period during 1994.

INCOME TAX EXPENSE. Income tax expense increased $.2 million (4.7%) for the six months ended June 30, 1995 to $4.4 million from $4.2 million compared to the same period in 1994 due to the Company's thrift subsidiary recording the final settlement of the previously unresolved issue it had with the Internal Revenue Service.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED  JUNE 30, 1995 AND 1994

NET INCOME. The Company's net income for the three months ended June 30, 1995 and 1994 was approximately $3.4 million and $3.7 million, respectively. This represents a decrease of $.3 million (8.9%) for the period. This decrease in other income was primarily due to an one-time gain on the sale of the mortgage-backed securities portfolio that occurred in 1994. The Company's net interest margin increased $1.2 million (11.6%) to $11.5 million for the six months ended June 30, 1995 from $10.3 million for the same period in 1994.

INTEREST INCOME. Total interest income increased $4.2 million (25.3%) for the three months ended June 30, 1995 compared to the same period in 1994. This increase is attributable to the loan portfolio which grew in both yield and volume. The Company's investment portfolio remained stable as liquid funds were invested in Federal funds sold.

INTEREST EXPENSE. Total interest expense increased $3.1 million (46.9%) for the three months ended June 30, 1995 compared to the same period during 1994. The largest component of this increase was interest on deposits which increased $3.0 million during this time.

OTHER INCOME. Total other income decreased $1.4 million (42.1%) for the three months ended June 30, 1995 compared to the same period in 1994. This decrease was primarily due to a one-time gain on the sale of the mortgage-backed securities portfolio of $1.2 million during 1994. The Company also experienced a net decline in income from the sale of OREO property of $.3 million.

OTHER EXPENSE. Total other expense increased $.1 million (1.6%) for the three months ended June 30, 1995 compared to 1994. Occupancy expense accounted for most of this increase.

IMPACT OF NEW ACCOUNTING STANDARDS

In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that impaired loans, as defined, be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. SFAS No. 114 was amended in October, 1994 by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," to allow a creditor to use existing methods for recognizing interest income on an impaired loan. SFAS No. 114 and No. 118 were adopted as of January 1, 1995. Neither standard has had a material impact on the Company.

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

A.        The Annual Meeting of Shareholders was held on May 10, 1995.

B. The following individuals were elected to serve as directors of the Company for a term of one year at the Annual Meeting. The votes for and against such individuals are set forth below:


                                                 FOR            AGAINST
                                                 ---            -------
               1. Kevin J. Acker              1,710,999          5,141
               2. John A. Clark               1,713,261          4,833
               3. David Bell                  1,689,372         24,686
               4. Peggy LoCicero              1,693,313          7,146
               5. Charles P. Howard           1,689,372          6,217

                        Broker-No Votes: 74,415

C. Ratification of Deloitte & Touche as the Company's independent auditors.


                                                FOR       AGAINST   ABSTAIN
                                                ---       -------   -------
                                              1,697,079     5,534    22,710

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     11   Computation of Earnings Per Share
     27   Financial Data Schedule

B. Reports on Form 8-K - The Company did not file a report on Form 8-K during the three months ended June 30, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   WEST SUBURBAN BANCORP, INC.
                                        (Registrant)


Date: August 14, 1995
                                   /s/     Kevin J. Acker
                                   ------------------------------------

                                                    KEVIN J. ACKER
                                               CHAIRMAN OF THE BOARD



                                   /s/    Duane G. Debs
                                   ------------------------------------
                                                      DUANE G. DEBS
                                           CHIEF ACCOUNTING OFFICER AND
                                               CHIEF FINANCIAL OFFICER