Form 10-Q
period 1995-09-30
WEST SUBURBAN BANCORP INC
filed 1995-11-14
CIK 805080

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
     /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period ended September 30, 1995

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

1,000,000 shares of Common Stock, Class A, no par value, were authorized and 347,015 shares were issued and outstanding as of September 30, 1995.

1,000,000 shares of Common Stock, Class B, no par value, were authorized and 85,480 shares were issued and outstanding as of September 30, 1995.

                                  Page 1 of 22;
                        Exhibit Index appears at page 18.

                           WEST SUBURBAN BANCORP, INC.

                           Form 10-Q Quarterly Report

                                Table of Contents


                                     PART I
                                                                     Page Number

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . . . . .  3
Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . . . . 10


                                     PART II

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 18
Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . . 18
Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . 18
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . 18
Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . 18
Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 18


Form 10-Q Signature Page . . . . . . . . . . . . . . . . . . . . . . . . 19


                                                               PART I
ITEM 1.   FINANCIAL STATEMENTS

                                            WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                       (Dollars in Thousands)
                                                             (UNAUDITED)


                                                                   SEPTEMBER 30,        December 31,
                                                                       1995                 1994
                                                                   -------------        ------------
ASSETS
Cash and due from banks                                                  $52,335             $48,134
Interest-bearing deposits in financial institutions                          125                  14
Federal funds sold                                                        45,540               1,895
                                                                   -------------        ------------
     Total cash and cash equivalents                                      98,000              50,043
Investment securities:
     Available for sale (amortized cost of $98,674 in
          1995 and $125,630 in 1994)                                      97,014             117,448
     Held to maturity (fair value of $122,533 in
          1995 and $102,403 in 1994)                                     122,600             108,559
Loans, less allowance for loan losses of $8,754 in 1995 and
     $8,445 in 1994                                                      752,447             709,205
Premises and equipment, net                                               28,076              26,652
Other real estate                                                          7,447              10,458
Accrued interest and other assets                                         16,521              19,130
                                                                   -------------        ------------
          TOTAL ASSETS                                                $1,122,105          $1,041,495
                                                                   -------------        ------------
                                                                   -------------        ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Noninterest-bearing                                                $107,898            $100,771
     Interest-bearing                                                    891,066             822,486
                                                                   -------------        ------------
     Total deposits                                                      998,964             923,257
FHLB advances                                                                ---               9,940
Accrued interest and other liabilities                                    16,543              10,327
                                                                   -------------        ------------
          TOTAL LIABILITIES                                            1,015,507             943,524
                                                                   -------------        ------------

Shareholders' equity
     Common Stock, Class A, no par value; 1,000,000 shares
          authorized; 347,015 shares issued and outstanding                2,774               2,774
     Common Stock, Class B, no par value; 1,000,000 shares
          authorized; 85,480 shares issued and outstanding                   683                 683
     Surplus                                                              38,066              38,066
     Retained earnings                                                    66,145              61,378
     Unrealized loss on securities available for sale, net of taxes      (1,070)             (4,930)
                                                                   -------------        ------------
          TOTAL SHAREHOLDERS' EQUITY                                     106,598              97,971
                                                                   -------------        ------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $1,122,105          $1,041,495
                                                                   -------------        ------------
                                                                   -------------        ------------





The accompanying notes are an integral part of the consolidated financial statements.

                  WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                  (Dollars in Thousands, Except Per Share Data)
                                   (UNAUDITED)



                                                                                           1995           1994
                                                                                      ---------       --------
INTEREST INCOME
     Loans, including fees                                                              $49,999        $38,649
     Investment securities:
          U.S. government agencies and corporations                                       5,381          3,835
          Corporate                                                                       3,508          4,919
          States and political subdivisions                                                 953          1,621
          U.S. Treasury                                                                     598            522
     Deposits in financial institutions                                                      44             84
     Federal funds sold                                                                   1,105            520
                                                                                      ---------       --------
          Total interest income                                                          61,588         50,150
                                                                                      ---------       --------

INTEREST EXPENSE
     Deposits                                                                            27,193         19,384
     Other                                                                                  362            182
                                                                                      ---------       --------
          Total interest expense                                                         27,555         19,566
                                                                                      ---------       --------
          Net interest income                                                            34,033         30,584
PROVISION FOR LOAN LOSSES                                                                 1,388          1,643
                                                                                      ---------       --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                      32,645         28,941
                                                                                      ---------       --------
OTHER INCOME
     Service fees                                                                         2,653          2,562
     Net gain on sale of investment securities available for sale                            35            336
     Net gain on sale of mortgage-backed securities available for sale                      ---          1,188
     Trust fees                                                                             222            229
     Net gain on sale of loans originated for sale                                           47            208
     Loan servicing                                                                         702            652
     Other                                                                                1,925          2,267
                                                                                      ---------       --------
          Total other income                                                              5,584          7,442
                                                                                      ---------       --------
OTHER EXPENSE
     Salaries and employee benefits                                                       9,767          9,261
     Occupancy                                                                            1,856          1,592
     Premises and equipment                                                               1,772          1,598
     FDIC insurance premiums                                                              1,060          1,490
     Professional fees                                                                      985            738
     Other                                                                                7,186          5,210
                                                                                      ---------       --------
          Total other expense                                                            22,626         19,889
                                                                                      ---------       --------
INCOME BEFORE INCOME TAXES                                                               15,603         16,494
Applicable income taxes                                                                   5,971          6,505
                                                                                      ---------       --------
NET INCOME                                                                               $9,632         $9,989
                                                                                      ---------       --------
                                                                                      ---------       --------

EARNINGS PER SHARE                                                                       $22.27         $23.10
                                                                                      ---------       --------
                                                                                      ---------       --------

CASH DIVIDENDS DECLARED PER SHARE                                                        $11.25         $10.50
                                                                                      ---------       --------
                                                                                      ---------       --------



The accompanying notes are an imtegral part of the consolidated financial statements.

                  WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF INCOME


             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                              (Dollars in Thousand)


                                   (UNAUDITED)




                                                                                           1995           1994
                                                                                       --------       --------
INTEREST INCOME
     Loans, including fees                                                              $17,249        $13,533
     Investment securities:
          U.S. government agencies and corporations                                       1,674          1,639
          Corporate                                                                       1,100          1,357
          States and political subdivisions                                                 331            347
          U.S. Treasury                                                                     200            200
     Deposits in financial institutions                                                      16              4
     Federal funds sold                                                                     806            220
                                                                                       --------       --------
          Total interest income                                                          21,376         17,300
                                                                                       --------       --------
INTEREST EXPENSE
     Deposits                                                                             9,730          7,059
     Other                                                                                   48             52
                                                                                       --------       --------
          Total interest expense                                                          9,778          7,111
                                                                                       --------       --------
          Net interest income                                                            11,598         10,189
PROVISION FOR LOAN LOSSES                                                                   463            543
                                                                                       --------       --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                      11,135          9,646
                                                                                       --------       --------
OTHER INCOME
     Service fees                                                                           877            882
     Net (loss) gain on sale of investment securities available for sale                   (44)              9
     Net gain on mortgage-backed securities available for sale                              ---             23
     Trust fees                                                                              28             53
     Net gain on sale of loans originated for sale                                           23              8
     Loan servicing                                                                         230            214
     Other                                                                                  697            731
                                                                                       --------       --------
          Total other income                                                              1,811          1,920
OTHER EXPENSE                                                                          --------       --------
     Salaries and employee benefits                                                       3,311          2,921
     Occupancy                                                                              657            517
     Premises and equipment                                                                 582            486
     FDIC insurance premiums                                                                 25            503
     Professional fees                                                                      282             93
     Other                                                                                3,265          1,439
                                                                                       --------       --------
          Total other expense                                                             8,122          5,959
                                                                                       --------       --------
INCOME BEFORE INCOME TAXES                                                                4,824          5,607
Applicable income taxes                                                                   1,586          2,317
                                                                                       --------       --------
NET INCOME                                                                               $3,238         $3,290
                                                                                       --------       --------
                                                                                       --------       --------

EARNINGS PER SHARE                                                                        $7.49          $7.61
                                                                                       --------       --------
                                                                                       --------       --------


CASH DIVIDENDS DECLARED PER SHARE                                                         $3.75          $3.50
                                                                                       --------       --------
                                                                                       --------       --------



The accompanying notes are an integral part of the consolidated financial statements.

                  WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                             (Dollars in Thousands)
                                   (UNAUDITED)



                                                                                           1995           1994
                                                                                       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                          $9,632         $9,989
                                                                                       --------       --------
     Adjustments to reconcile net income to net
          cash provided by operating activities:
          Depreciation and amortization                                                   1,975          1,801
          Provision for loan losses                                                       1,388          1,643
          Provision for deferred income taxes                                             1,746          1,905
          Provision for loss on other real estate                                         1,544            ---
          Premium amortization and discount accretion of investment
               securities, net                                                              387          1,282
          Net realized gain on sales of investment securities available
               for sale                                                                    (35)          (336)
          Net gain on sale mortgage-backed securities available for sale                    ---        (1,188)
          Gain on sale of loans held for sale                                              (47)          (208)
          Sale of loans originated for sale                                               2,303          7,968
          Loans originated for sale                                                     (2,910)       (11,881)
          (Gain) loss on sale of premises and equipment                                    (29)            267
          Gain on sale of other real estate                                                (18)          (393)
          Decrease (Increase) in other assets                                             2,609        (2,489)
          Increase in other liabilities                                                   4,820            922
                                                                                       --------       --------
               Total adjustments                                                         13,733          (707)
                                                                                       --------       --------
               NET CASH PROVIDED BY OPERATING ACTIVITIES                                 23,365          9,282
                                                                                       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales of investment securities available for sale                      9,087         54,162
     Proceeds from sales of mortgage-backed securities available for sale                   ---         15,973
     Proceeds from maturities of investment securities                                   31,693         48,440
     Purchases of investment securities                                                (30,891)      (138,615)
     Proceeds from repayments of mortgage-backed securities                                  14          2,644
     Net (increase) decrease in loans                                                  (44,772)          6,284
     Purchases of premises and equipment                                                (3,399)        (2,392)
     Proceeds from sale of premises and equipment                                            29             23
     Proceeds from sale of other real estate                                              1,821          7,355
                                                                                       --------       --------
          NET CASH (USED IN) INVESTING ACTIVITIES                                      (36,418)        (6,126)
                                                                                       --------       --------


The accompanying notes are an integral part of the consolidated financial statements.

                  WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994 (CONTINUED)
                             (Dollars in Thousands)
                                   (UNAUDITED)

                                                             1995         1994
                                                        ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in demand deposits, NOW
          accounts and savings accounts                   $34,492         ($8)
     Net increase in certificates of deposit               41,215       19,677
     Decrease in FHLB advances                            (9,940)      (6,220)
     Repayment of REMIC                                       ---      (3,541)
     Cash dividends paid                                  (4,757)      (4,231)
                                                        ---------    ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES        61,010        5,677
                                                        ---------    ---------

     Net increase in cash and cash equivalents             47,957        8,833
     Cash and cash equivalents at beginning of period      50,043       44,497
                                                        ---------    ---------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD           $98,000      $53,330
                                                        ---------    ---------
                                                        ---------    ---------
Supplemental  cash flow information:
     Cash paid during the year for:
          Interest on deposits and other borrowings       $26,400      $19,718
          Income taxes                                     $5,806       $4,885
          Transfers from loans to other real estate          $796       $1,823


The accompanying notes are an integral part of the consolidated financial statements.

                  WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of West Suburban Bancorp, Inc. (the "Parent") and its subsidiaries (collectively, the "Subsidiaries" and together with the Parent, the "Company"): West Suburban Bank; West Suburban Bank of Downers Grove/Lombard; West Suburban Bank of Darien; West Suburban Bank of Carol Stream/Stratford Square; and West Suburban Bank of Aurora, F.S.B. ("WSB Aurora"). Significant intercompany accounts and transactions have been eliminated. The unaudited interim consolidated financial statements include the accounts of the Company and are prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual financial statements have been omitted. The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the latest Annual Report on Form 10-K filed by the Company. The consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. Certain amounts reported in prior periods have been reclassified to conform to the 1995 presentation.


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

During the first nine months of 1995, the Company's unrealized loss, net of taxes, on securities available for sale declined $3.8 million (78.3%) from $4.9 million at December 31, 1994 to $1.1 million at September 30, 1995.

NOTE 3 - OUTSTANDING LINES OF CREDIT AVAILABLE - (DOLLARS IN THOUSANDS)

                                       SEPTEMBER 30, 1995    December 31, 1994
                                       ------------------    -----------------
Home equity lines                                 $94,614              $98,029
Commercial loans in process                       145,900              135,018
Visa credit lines                                  50,190               48,443
                                       ------------------    -----------------
Total commitments                                $290,704             $281,490
                                       ------------------    -----------------
                                       ------------------    -----------------

The Company had $4.7 million and $2.6 million of commitments to originate residential mortgage loans as of September 30, 1995 and December 31, 1994, respectively.

NOTE 4 - OTHER REAL ESTATE

Other real estate includes properties acquired in partial or total settlement of problem loans. The properties are recorded at the lower of cost or fair value less estimated selling costs at the date acquired. Losses arising at the time of acquisition of such properties are charged to the allowance for loan losses. Any subsequent decline in value is charged to current operations. During the three months ended September 30, 1995, the Company recognized a $1.5 million write-down related to a property held as other real estate. The revenue received from, and expenses incurred in maintaining such properties are also included in current operations. For the three month and nine month periods ended September 30, 1995, other operating expenses include $.6 million and $1.1 million, respectively, relating to operating a property held as other real estate. The amounts the Company could ultimately recover from other real estate could differ materially from the amounts used in determining the net carrying value of the assets because of future market factors beyond the Company's control or changes in the Company's strategy for recovering its investment. Management believes the net carrying value at September 30, 1995 is a reasonable estimate of the ultimate value of other real estate.

NOTE 5 - ADOPTION OF NEW ACCOUNTING STANDARDS

As of January 1, 1995, the Company adopted the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS 118, "Accounting by Creditors for Impairment of Loan-Income Recognition and Disclosures." SFAS 114 requires creditors to establish a valuation allowance when it is probable that all the principal and interest due under the contractual terms of a loan will not be collected. The impairment is measured based on the present value of expected future cash flows discounted at a loan's effective interest rate, the observable market price of a loan or the fair value of collateral if the loan is collateral dependent. SFAS 118 allows existing income recognition practices to continue.

Under the Company's impaired loan accounting policy, all commercial and commercial real estate loans are subject to impairment recognition on a quarterly basis. The Company generally considers loans 90 days or more past due and all nonaccrual loans to be impaired. Interest income on impaired loans will be recognized in a manner consistent with prior income recognition policies. For all impaired loans other than nonaccrual loans, income is recorded on an accrual basis. Interest income on impaired nonaccrual loans is recognized on a cash basis.

The adoption of SFAS 114 and SFAS 118 did not have a material effect on the Company's financial position or results of operations since the Company has historically established valuation allowances generally based on the fair value of collateral securing an impaired loan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BALANCE SHEET ANALYSIS

ASSET DISTRIBUTION. Aggregate holdings in investment securities decreased $6.4 million (2.8%) to $219.6 million at September 30, 1995 from $226.0 million at December 31, 1994. During the first nine months of 1995, sales and maturities of investment securities totaled $40.8 million, of which $30.9 million was reinvested in investment securities. Excess funds were invested in federal funds sold which provide the Company with additional liquidity to fund growth in the loan portfolio. The Company continues to seek high quality securities for its portfolio and monitors its portfolio in relation to economic conditions and the interest rate environment on an ongoing basis.

Total loans increased $43.6 million (6.1%) during the first nine months of 1995. The increase in loans primarily resulted from increased commercial and residential mortgage loan demand due to the stabilization of short-term interest rates and decreases in long-term interest rates. The Company will attempt to remain competitive in its market by offering competitive rates on its loan products. Although the Company promotes its loan products when appropriate, management's policy is to not compromise its credit evaluation standards or its net interest margins to attract new business.

ALLOWANCE FOR LOAN LOSSES AND ASSET QUALITY. Management attempts to maintain the allowance for loan losses at a level adequate to absorb anticipated loan losses. The amount of the allowance is established based upon historical loan loss experience and other factors which, in management's judgement, merit consideration in estimating loan losses. Other factors considered by management include the level of growth and the composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans and economic conditions in the Company's market area. The allowance for loan losses increased $.3 million to $8.7 million at September 30, 1995 from $8.4 million at December 31, 1994. The ratio of the allowance for loan losses to total loans outstanding decreased at September 30, 1995 to 1.15% compared to 1.18% at December 31, 1994. This decrease was attributable in part to the growth in the portfolio during the first nine months of 1995. Nonperforming loans increased $7.4 million (156.5%) to $12.1 million at September 30, 1995 from $4.7 million at December 31, 1994. Nonperforming loans decreased $1.1 million during the third quarter of 1995. As of September 30, 1995 and December 31, 1994, total nonperforming loans to net loans were 1.6% and .7%, respectively. This increase was principally due to the classification of one $8.0 million commercial loan as nonperforming. Although interest payments on this loan are current, the loan matured in March of 1995. Management is monitoring this loan closely and will take additional actions, including adjusting the allowance if it deems such necessary.

The following table is an analysis of the Company's nonperforming loans for the periods stated (dollars in thousands).


                         SEPTEMBER  30, 1995   December 31, 1994  Dollar Change
                        --------------------   -----------------  -------------
Nonaccrual loans                        $412                $279           $133
Accruing loans 90 days past due       11,712               4,448          7,264
                                    --------            --------       --------
Total nonperforming loans            $12,124              $4,727         $7,397
                                    --------            --------       --------
                                    --------            --------       --------
Nonperforming loans as a percent
     of net loans                       1.6%                 .7%            ---
Other real estate                     $7,447             $10,458         $3,011
                                    --------            --------       --------
                                    --------            --------       --------

                                                                              10

The following table is an analysis of the Company's Provision for Loan Losses for the periods stated (dollars in thousands).



                                                      1995                                  1994
                                    ---------------------------------------       --------------------------------
                                     3rd Qtr.       2nd Qtr.       1st Qtr.       4th Qtr.       3rd Qtr.
                                    ---------------------------------------       --------------------------------
Provision-quarter                        $463           $462           $463           $573           $543
Provision-year                          1,388            925            463          2,216          1,643
Net chargeoffs-quarter                    831            114            133            369            215
Net chargeoffs-year                     1,078            247            133            895            526
Allowance at period end                 8,754          9,123          8,762          8,445          8,241
Allowance to period end total loans     1.15%          1.23%          1.21%          1.18%          1.19%




LIABILITY DISTRIBUTION. Total liabilities increased $72.0 million (7.6%) to $1,015.5 million at September 30, 1995 from $943.5 million at December 31, 1994. This increase was primarily due to increases in deposits which were partially offset by the repayment of $9.9 million of FHLB advances.

Total deposits increased $75.7 million (8.2%) to $999.0 million at September 30, 1995 from $923.3 million at December 31, 1994. Balances on demand and other noninterest-bearing and NOW accounts decreased by $.3 million (.1%) from $279.8 million at December 31, 1994 to $279.5 million at September 30, 1995. Money market savings deposits increased $34.8 million (11.0%) from $317.4 million at December 31, 1994 to $352.2 million at September 30, 1995. Balances on time deposits increased by $41.2 million (12.6%) from $326.1 million at December 31, 1994 to $367.3 million at September 30, 1995. The increase is the result of successful marketing, the establishment of two new locations and the shifting of deposits by current and new customers into savings and higher yielding certificates of deposit. The proceeds from the increases in deposits were used to meet loan demand and to repay FHLB advances.

Balances in the Company's major categories of deposits are summarized in the following table (dollars in thousands):


                           September 30, 1995   December 31, 1994       Dollar Change      Percent Change
                           ------------------   -----------------       -------------      --------------
Demand and other
     noninterest-bearing             $107,898            $100,771              $7,127                7.1%
NOW accounts                          171,620             179,025             (7,405)              (4.1)%
Money market savings                  352,149             317,379              34,770               11.0%
Time, $100,000 and over                50,798              47,693               3,105                6.5%
Time, other                           316,499             278,389              38,110               13.7%
                           ------------------   -----------------       -------------      --------------
     Total                           $998,964            $923,257             $75,707                8.2%
                           ------------------   -----------------       -------------      --------------
                           ------------------   -----------------       -------------      --------------


The Company attempts to remain highly competitive in its market by offering competitive rates on its savings and certificate of deposit products. Although the Company promotes its savings products when appropriate, management does not intend to compromise its net interest margin to attract deposits.

SHAREHOLDERS' EQUITY. Shareholders' equity increased $8.6 million (8.8%) to $106.6 million at September 30, 1995 from $98.0 million at December 31, 1994. This increase was directly the result of the net retention of 1995 earnings of $4.8 million and the decline of unrealized loss on securities available for sale of $3.8 million (net of taxes) from $4.9 million at December 31, 1994 to $1.1 million at September 30, 1995.

CAPITAL RESOURCES

The Company's capital ratios as well as those of its subsidiaries as of September 30, 1995 are presented below. All such ratios are in excess of the regulatory capital requirements which call for a minimum total risk-based capital ratio of 8% for the Company and each of its subsidiaries (at least one half of the minimum total risk-based capital must consist of tier 1 capital), a minimum leverage ratio (3% for the most highly rated banks that do not expect significant growth; all other institutions are required to maintain a minimum leverage capital ratio of 4% to 5% depending on their particular circumstances and risk profiles) for the Company and its bank subsidiaries and a minimum tangible capital ratio and core capital ratio of 1.5% and 3%, respectively, for the Company's thrift subsidiary. Bank holding companies and their subsidiaries are generally expected to operate at or above the minimum capital requirements and the ratios shown below are in excess of regulatory minimums and should allow the Company and its subsidiaries to operate without capital adequacy concerns.

The following table sets forth selected regulatory capital ratios of the Company and the bank subsidiaries at September 30, 1995:




                                                      Tier 1        Total
                                                   Risk-Based   Risk-Based   Leverage
Institution                                          Capital      Capital     Capital
-----------                                          -------      -------     -------
West Suburban Bancorp, Inc.                           12.40%       13.42%       9.87%
West Suburban Bank                                    10.49%       11.47%       8.52%
West Suburban Bank of Downers Grove/Lombard           13.70%       14.86%       9.64%
West Suburban Bank of Darien                          11.70%       12.74%       8.51%
West Suburban Bank of Carol Stream/Stratford Square   11.11%       11.98%       7.42%



At September 30, 1995, WSB Aurora maintained a core capital ratio of 10.83%, a tangible capital ratio of 12.27% and a total risk-based capital ratio of 13.24%.

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

Management has been advised that as of September 30, 1995 and December 31, 1994, each of the subsidiaries qualified as a "well-capitalized" institution.

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

Generally, the Company uses cash and cash equivalents to meet its liquidity needs. Additional liquidity is provided by maintaining assets which mature within a short time-frame or which may be quickly converted to cash without significant costs.

These assets include interest-bearing deposits in financial institutions, federal funds sold and investment securities available for sale. As of September 30, 1995 and December 31, 1994, liquid assets represented 17.4% and 16.1% of total assets, respectively. The Company experienced an increase in cash and cash equivalents of $48.0 million (95.8%) from $50.0 million at December 31, 1994 to $98.0 million at September 30, 1995. This was primarily due to a large increase in Federal funds sold of $43.7 million from $1.9 million at December 31, 1994 to $45.6 million at September 30, 1995. The Company also maintains lines of credit in order to meet liquidity needs.

RATE SENSITIVITY GAPS

The Company attempts to maintain a conservative posture with regard to interest rate risk, actively managing its asset/liability gap positions and constantly monitoring the direction and magnitude of gaps and risk. The Company attempts to moderate the effects of changes in interest rates by adjusting its asset and liability mix to achieve desired relationships between rate sensitive assets and rate sensitive liabilities. Rate sensitive assets and liabilities are those instruments that reprice within a given time period. An asset or liability reprices when it is subject to change or upon its maturity. The consolidated interest rate sensitivity position of the Company at September 30, 1995, reflects cumulative interest rate sensitive assets as a percentage of cumulative interest rate sensitive liabilities of 102.1% for those assets and liabilities that reprice or mature within one year.

Movements in general market interest rates are a key element in changes in the net interest margin. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income. Conversely, a positive gap would tend to positively affect net interest income when assets reprice more quickly than liabilities. The Company's policy is to manage its balance sheet so that fluctuations in net interest margins are minimized regardless of the level of interest rates, although the net interest margin does vary somewhat due to management's response to increasing competition from other financial institutions.

Listed below are the balances in the major categories of the rate sensitive assets and liabilities that are subject to repricing as of September 30, 1995 (dollars in thousands):



                                                                            Over three
                                                                    Three    months to     Over one
                                                                   months       twelve      year to         Over
                                                                  or less       months   five years   five years             Total
                                                               -------------------------------------------------------------------
Rate sensitive assets:
     Interest-bearing deposits in financial institutions             $125         $---         $---         $---              $125
     Federal funds sold                                            45,540          ---          ---          ---            45,540
     Investment securities                                         17,115       55,230      105,921       41,348           219,614
     Loans                                                        275,783      396,731          470       87,806           760,790
                                                               -------------------------------------------------------------------
     Total                                                       $338,563     $451,961     $106,391     $129,154        $1,026,069
                                                               -------------------------------------------------------------------
                                                               -------------------------------------------------------------------
Rate sensitive liabilities:
     Money market savings                                        $352,149         $---         $---         $---          $352,149
     NOW accounts                                                 171,620          ---          ---          ---           171,620
     Time deposits:
          Less than $100,000                                       72,580      140,233      103,686          ---           316,499
          $100,000 and over                                        23,003       14,595          ---       13,200            50,798
                                                               -------------------------------------------------------------------
          Total                                                  $619,352     $154,828     $103,686      $13,200          $891,066
                                                               -------------------------------------------------------------------
                                                               -------------------------------------------------------------------
Interest sensitivity gap                                       ($280,789)    $297,133       $2,705      $115,954              $---
Cumulative interest sensitivity gap                            ($280,789)     $16,344      $19,049      $135,003          $135,003
Cumulative interest-earning assets as a
  percentage of cumulative interest-bearing
  liabilities                                                       54.7%       102.1%       102.2%       115.2%
Cumulative interest sensitivity gap as a
  percentage of total assets                                      (25.0%)         1.5%         1.7%        12.0%




The above table does not necessarily indicate the future impact of general interest rate movements on the Company's net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times and at different rate levels. Assets and liabilities are reported in the earliest time frame in which maturity or repricing may occur. The percentage indicated for the cumulative net interest-earning assets as a percentage of net interest-bearing liabilities are well within the Company's target range of acceptable gap values for the three month to twelve month time frames.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

NET INCOME. The Company's net income for the nine months ended September 30, 1995 and 1994 was approximately $9.6 million and $10.0 million, respectively. This represents a decrease of $.4 million (3.6%) for the 1995 period when compared to the 1994 period. This decline was primarily due to increased expenses related to other real estate during 1995 and $1.2 million gain from the one-time sale of the mortgage-backed securities portfolio which occurred during 1994. The Company's net interest income increased $3.4 million (11.3%) to $34.0 million for the nine months ended September 30, 1995 from $30.6 million for the same period ended in 1994. This increase was primarily due to an increase in the average yield and balances of the loan portfolio.

INTEREST INCOME. Total interest income, on a tax equivalent basis, increased $11.5 million for the nine months ended September 30, 1995 compared to the same period in 1994. This increase resulted from an increase of $3.4 million that resulted from volume increases and $8.1 million that resulted from rate increases. The principal component of this increase was interest on loans which rose by $11.3 million. Of this increase, $7.4 million was attributable to higher interest rates and $3.9 million was due to greater volume.

INTEREST EXPENSE. Total interest expense increased $8.0 million for the nine months ended September 30, 1995 compared to the same period during 1994. The largest component of this increase was interest on deposits which increased $7.8 million during this time. Of this increase $5.9 million was due to higher interest rates while $1.9 million was due to higher average balances.

The following table reflects the extent to which changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest rates have affected net interest income on a tax equivalent basis for the nine-month period ended September 30, 1995 as compared to the same period in 1994 (dollars in thousands):


                                                     CHANGE
                                                    DUE TO:
INTEREST INCOME                                      VOLUME      RATE     TOTAL
                                                    -------   -------    ------
Interest-bearing deposits in financial institutions   ($24)     ($16)     ($40)
Federal funds sold                                      359       226       585
Investment securities                                 (867)       445     (422)
Loans                                                 3,906     7,430    11,336
                                                    -------   -------    ------
     Total interest income                            3,374     8,085    11,459
                                                    -------   -------    ------
INTEREST EXPENSE
Interest-bearing deposits                             1,918     5,891     7,809
Borrowed funds                                          113        67       180
                                                    -------   -------    ------
     Total interest expense                           2,031     5,958     7,989
                                                    -------   -------    ------
     Net interest income                             $1,343    $2,127    $3,470
                                                    -------   -------    ------
                                                    -------   -------    ------

The following table presents an analysis of the Company's interest-earning assets and interest-bearing liabilities volumes for the periods stated (dollars in thousands).



                                                                  1995                                    1994
                                    ------------------------------------------------------      ----------------------------------
                                          3rd Qtr.            2nd Qtr.            1st Qtr.           4th Qtr.            3rd Qtr.
                                    ------------------------------------------------------      ----------------------------------
Average loans                             $730,563            $724,421            $716,970            $683,537            $673,750
Average interest-earning assets            976,971             956,677             941,531             928,675             918,519
Average noninterest-bearing deposits        99,250              96,742              94,415              96,428             101,679
Average interest-bearing deposits          842,041             824,055             808,883             800,405             791,436
Average deposits                           941,291             920,797             903,298             896,833             893,115
Average interest-bearing liabilities       849,448             833,416             823,383             808,155             796,625



PROVISION FOR LOAN LOSSES. The Company's provision for loan losses decreased $.2 million (15.5%) for the nine months ended September 30, 1995 to $1.4 million from $1.6 million for the same period in 1994. The Company charged-off $1.4 million while recovering $.3 million during the nine months ended September 30, 1995 compared to charge-offs of $.8 million and recoveries of $.3 million during the same period in 1994. The Company's charge-off totals increased primarily due to one loan. Management believes that the allowance for loan losses is adequate to cover potential losses.

OTHER INCOME. Total other income decreased $1.9 million (25.0%) for the nine months ended September 30, 1995 compared to the same period in 1994. This decrease was primarily due to a one-time gain of $1.2 million on the sale of the mortgage-backed securities portfolio during the 1994 period. Furthermore, the Company experienced decreased income from loan sales in the secondary market of approximately $.2 million and a net decline of $.3 million in net gains on the sales of investment securities available for sale. The Company also recognized a $.4 million gain on the sale of other real estate during 1994.

OTHER EXPENSE. Total other expense increased $2.7 million (13.8%) for the nine months ended September 30, 1995 compared to 1994. Salary and employee benefits increased $.5 million due to expenses primarily relating to the opening of new facilities and the employee stock ownership plan expenses. Other operating expenses increased $2.0 million during this same period. This increase reflects a $1.5 million write down of an other real estate property during the third quarter. In addition, the Company incurred approximately $1.1 million in expenses related to this property during the nine months ended September 30, 1995 compared to nominal expenses during the same period in 1994. The Company intends to continue its efforts to sell this property. FDIC Insurance premiums declined $.4 million (28.9%) due to the receipt by the Company's subsidiaries of reimbursement credits of approximately $.5 million as a result of being well-capitalized institutions and the overfunding of the insurance reserve of the Bank Insurance Fund of the FDIC. These decreases were offset by increases in professional fees and occupancy expense.

INCOME TAX EXPENSE. Income tax expense decreased $.5 million (8.2%) for the nine months ended September 30, 1995 to $6.0 million from $6.5 million compared to the same period in 1994. The Company's effective tax rate was 38.3% for the nine months ended September 30, 1995 compared to 39.4% for the same period in 1994.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED  SEPTEMBER 30, 1995 AND 1994

NET INCOME. The Company's net income for the three months ended September 30, 1995 and 1994 remained stable. The Company's net interest margin increased $1.4 million (13.8%) to $11.6 million for the three months ended September 30, 1995 from $10.2 million for the same period in 1994.

INTEREST INCOME. Total interest income increased $4.1 million (23.6%) for the three months ended September 30, 1995 compared to the same period in 1994. This increase is attributable to the loan portfolio which grew in both yield and volume. The Company's investment portfolio remained stable as liquid funds were invested in Federal funds sold.

INTEREST EXPENSE. Total interest expense increased $2.7 million (37.5%) for the three months ended September 30, 1995 compared to the same period during 1994. Interest on deposits accounted for all of this increase.

OTHER INCOME. Total other income decreased $.1 million (5.7%) for the three months ended September 30, 1995 compared to the same period in 1994. This decrease was primarily due to a net decline in income from the sale of investment securities available for sale.

OTHER EXPENSE. Total other expense increased $2.2 million (36.3%) for the three months ended September 30, 1995 compared to the same period in 1994. Salary and employee benefits increased $.4 million during this period. Other operating expenses increased $1.8 million during this period. This is principally due to the reason described in an earlier section of this report. FDIC Insurance premiums declined $.5 million and professional fees and occupancy expense increased.

INCOME TAXES. Income taxes decreased by $.7 million for three months ended September 30, 1995 to $1.6 million from $2.3 million for the same period in 1994 due to lower income before taxes.

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

RECENT REGULATORY DEVELOPMENTS

On August 8, 1995, the FDIC amended its regulations to change the range of deposit insurance assessments charged to members of the Bank Insurance Fund (the "BIF"), such as the bank subsidiaries, from the then-prevailing range of .23% to
 .31% of deposits, to a range of .04% to .31% of deposits. The change in FDIC assessments has significantly decreased the amount of deposit insurance assessments that well-capitalized and well-managed BIF-insured institutions, such as the bank subsidiaries, pay to the FDIC. Additionally, because the change in BIF-assessments was applied retroactively to June 1, 1995, BIF-member institutions, including the bank subsidiaries, became entitled to a refund of the difference between the amount of assessments previously paid at the higher assessment rates for the period from June 30, 1995 through September 30, 1995, and the amount that would have been paid for that period at the new rates. During the third quarter of 1995, the bank subsidiaries received a refund of $.5 million on account of such assessment overpayments. The FDIC did not, however, change the assessment rates charged to members of the Savings Association Insurance Fund (the "SAIF"), such as WSB Aurora, and SAIF-insured institutions continue to pay assessments ranging from .23% to .31% of deposits. As a result of the change in the assessment rates charged to BIF-member institutions, well-capitalized and well-managed SAIF member institutions, such as WSB Aurora, pay significantly higher deposit insurance assessments than well-capitalized and well-managed BIF-member institutions, such as the bank subsidiaries.

The FDIC was able to change the range for BIF-member deposit insurance assessments to their current levels because the ratio of the insurance reserves of the BIF to total BIF-insured deposits equals or exceeds the statutorily designated reserve ratio of 1.25%. Because the SAIF does not meet this designated reserve ratio, the FDIC is prohibited by federal law from reducing the deposit insurance assessments charged to SAIF-member institutions to the same levels currently charged to BIF-member institutions. Legislative proposals pending before the Congress would recapitalize the SAIF to the designated reserve ratio by imposing a special assessment against SAIF-insured institutions, payable January 1, 1996, sufficient in the aggregate to increase the ratio of the insurance reserves of the SAIF to total SAIF-insured deposits to 1.25%. It is anticipated that this special assessment, if enacted as proposed, would equal approximately .85% of the deposits of each SAIF-insured institution. At such time as the SAIF meets the designated reserve ratio of 1.25%, the assessment rates charged SAIF-member institutions can be reduced to levels consistent with those charged to BIF-member institutions.

Legislation has also been introduced in Congress that would, among other things, require federal thrift institutions to convert to state or national banks and merge the BIF and the SAIF into a single deposit insurance fund administered by the FDIC. At this time, it is not possible to predict whether, or in what form, any such legislation will be adopted or the impact such legislation would have on the Company or its subsidiaries.

                                     PART II
ITEM 1.   LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or any of its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.


ITEM 2.   CHANGES IN SECURITIES

None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     11   Computation of Earnings Per Share
     27   Financial Data Schedule

B. Reports on Form 8-K - The Company did not file a report on Form 8-K during the three months ended September 30, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   WEST SUBURBAN BANCORP, INC.
                                        (Registrant)


Date: November 14, 1995
                                    /S/     KEVIN J. ACKER
                                    -------------------------
                                       KEVIN J. ACKER
                                   CHAIRMAN OF THE BOARD




                                   /S/    DUANE G. DEBS
                                   --------------------------
                                           DUANE G. DEBS
                                   CHIEF ACCOUNTING OFFICER AND
                                      CHIEF FINANCIAL OFFICER