Form 10-K
period 1995-12-31
WEST SUBURBAN BANCORP INC
filed 1996-04-01
CIK 805080

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

   /X/             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                       For fiscal year ended December 31, 1995
                                          OR
   / /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 For transition period from __________ to __________

                           Commission File Number 0 -17609

                             WEST SUBURBAN BANCORP, INC.
                  ---------------------------------------------
                (Exact name of Registrant as specified in its charter)

    ILLINOIS                                             36-3452469
- ---------------------------------        ---------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)

711 SOUTH MEYERS ROAD, LOMBARD, ILLINOIS                                  60148
- ----------------------------------------                                 -------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (708) 629-4200
- --------------------------------------------------   --------------

Securities registered pursuant to Section 12(b) of the Act:
- -----------------------------------------------------------

                                       Name of Each Exchange
    Title of Each Class                     on which Registered
    -------------------                     -------------------
         None                               None

Securities registered pursuant to Section 12(g) of the Act:
- -----------------------------------------------------------

                       CLASS A COMMON STOCK, NO PAR VALUE
                       ----------------------------------
                                   (Title of Class)

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment
to this form 10-K. [   ]

  The index to exhibits is located on page 28 of 89 total sequentially numbered pages.

       The aggregate market value of voting common stock of Registrant held by non-affiliates as of December 31, 1995 was $68,516,608 (1). At December 31, 1995, the total number of shares of Class A Common Stock outstanding was 347,015 and the total number of shares of Class B Common Stock outstanding was 85,480.

Documents Incorporated by Reference:

       Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1995 are incorporated by reference into Parts I, II and IV hereof, to the extent indicated herein. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 1996 are incorporated by reference in
Part III hereof, to the extent indicated herein.

- ------------------------

(1) Based on the last reported price of an actual transaction in Registrant's common stock on March 14, 1996, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of common stock of Registrant.

                             WEST SUBURBAN BANCORP, INC.

                             1995 Form 10-K Annual Report

                                  Table of Contents


                                       PART I
                                                                      Sequential
                                                                     Page Number

Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19
Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .21
Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . . .21


                                       PART II

Item 5.  Market for Registrant's Common Equity and Related
               Stockholder Matters. . . . . . . . . . . . . . . . . . . . . .22
Item 6.  Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . .22
Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations. . . . . . . . . . . . . .23
Item 8.  Financial Statements and Supplementary Data. . . . . . . . . . . . .23
Item 9.  Changes in and Disagreements With Accountants on Accounting and
              Financial Matters. . . . . . . . . . . . . . . . . . . . . . . 23

                                       PART III

Item 10. Directors and Executive Officers of the Registrant . . . . . . . . 24
Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . . . . . 24
Item 12. Security Ownership of Certain Beneficial Owners and
               Management . . . . . . . . . . . . . . . . . . . . . . . . . 24
Item 13. Certain Relationships and Related Transactions . . . . . . . . . . 24

                                        PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
               on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . 25

Form 10-K Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . .27

                                        PART I

ITEM 1.      BUSINESS

REGISTRANT AND ITS SUBSIDIARIES

West Suburban Bancorp, Inc., an Illinois corporation (the "Company"), is a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and a thrift holding company registered under the Home Owner's Loan Act, as amended (the "HOLA"). The Company's operating subsidiaries consist of: West Suburban Bank, Lombard, Illinois; West Suburban Bank of Downers Grove/Lombard, Downers Grove, Illinois; West Suburban Bank of Darien, Darien, Illinois; West Suburban Bank of Carol Stream/Stratford Square, Bloomingdale, Illinois; and West Suburban Bank of Aurora, F.S.B., Aurora, Illinois. West Suburban Bank, West Suburban Bank of Downers Grove/Lombard, West Suburban Bank of Darien and West Suburban Bank of Carol Stream/Stratford Square may be referred to collectively as the "Bank Subsidiaries," West Suburban Bank of Aurora, F.S.B. may be referred to as "WSB Aurora" and the Bank Subsidiaries and WSB Aurora may be referred to collectively as the "Subsidiaries."

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

The Subsidiaries engage in a general full service retail banking business and offer a broad variety of consumer and commercial products and services. The Subsidiaries also offer trust services, safe deposit boxes and extended banking hours, including Sunday hours and 24-hour banking through either a proprietary network of 36 automated teller machines ("ATMs") or Tele-Bank 24, a bank-by-phone system. Other consumer related services are available including financial services and a competitively priced VISA card through West Suburban Bank Card Services. During 1995, the Subsidiaries began to offer their customers a debit card called the West Suburban Bank Check Card. The West Suburban Bank Check Card allows customers to make purchases with funds from their checking accounts without writing checks.

Although each Subsidiary operates under the direction of its own board of directors, the Company has standard operating policies regarding asset/liability management, liquidity management, investment management, lending practices and deposit structure management. The Company has historically centralized certain operations where economies of scale can be achieved.

The following table sets forth financial and other information concerning the Subsidiaries as of December 31, 1995:


                   SUBSIDIARIES OF WEST SUBURBAN BANCORP, INC. (1)
                                (Dollars in thousands)



                                                                                                Return on Average
Name of Subsidiary                                                     Share-                  --------------------
(Year Formed/Year                         Number of        Total      holder's       Net
Affiliated With the Parent)               Locations (2)   Assets       Equity      Income       Assests     Equity
- ---------------------------             ---------------  ---------   ----------   --------     ---------   --------
West Suburban Bank
  (1962/1988)                               29          $425,016     $35,821      $5,112        1.3%       14.9%

West Suburban Bank of
  Downers Grove/
  Lombard
  (1972/1988)                               29           151,838      14,709       1,951        1.4%       14.2%

West Suburban Bank of
  Darien
  (1973/1988)                               29           229,062      19,354       2,907        1.3%       15.9%

West Suburban Bank
  of Carol Stream/
  Stratford Square
  (1975/1988)                               29           205,370      15,215       2,269        1.3%       15.9%

West Suburban Bank
  of Aurora, F.S.B.
  (1926/1990)                               3            152,163      16,392       1,426        1.0%        8.9%


- ----------------

(1) The data presented in this table is not intended to present the Company's consolidated financial results for 1995. The Company's consolidated financial statements are provided in this Form 10-K in response to Item 14.

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

EMPLOYEES

The Company employed 646 persons (505 full time equivalent employees) on December 31, 1995. The Company believes that its relations with its employees are good.

SUPERVISION AND REGULATION

General

The growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the policies of various governmental regulatory authorities including, but not limited to, the Board of Governors of the Federal Reserve System (the "FRB"), the Federal Deposit Insurance Corporation (the "FDIC"), the Illinois Commissioner of Banks and Trust Companies (the "Commissioner"), the Office of Thrift Supervision (the "OTS"), the Internal Revenue Service, the Illinois Department of Revenue and the Securities and Exchange Commission (the "SEC"). Financial institutions and their holding companies are extensively regulated under federal and state law. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions, such as the Company, regulate the scope of business, investments, loans, deposit insurance, reserves against deposits, capital adequacy, the establishment of branches, mergers, consolidations, dividends and other aspects of their operations. The system of supervision and regulation applicable to the Company and the Subsidiaries establishes a comprehensive framework for the operations of the Company and the Subsidiaries and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

The following references to material statutes and regulations affecting the Company and the Subsidiaries are brief summaries thereof and do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of the Company.

Recent Regulatory Developments

On August 8, 1995, the FDIC amended its regulations to change the range of deposit insurance assessments charged to members of the Bank Insurance Fund (the "BIF"), such as the Bank Subsidiaries, from the then-prevailing range of .23% to
 .31% of deposits, to a range of .04% to .31% of deposits. Additionally, because the change in BIF-assessments was applied retroactively to June 1, 1995, BIF-member institutions, including the Bank Subsidiaries, received a refund of the difference between the amount of assessments previously paid at the higher assessment rates for the period from June 30, 1995, and the amount that would have been paid for that period at the new rates. In the case of the Bank Subsidiaries, this refund totaled $495,276. The FDIC did not, however, change the assessment rates charged to members of the Savings Association Insurance Fund (the "SAIF"), such as WSB Aurora, and SAIF-insured institutions continue to pay assessments ranging from .23% to .31% of deposits. As a result of the change in the assessment rates charged to BIF-member institutions, WSB Aurora currently pays significantly higher deposit insurance assessments as a member of the SAIF than members of the BIF.

The difference between the deposit insurance assessments paid by BIF-member institutions and those paid by SAIF-member institutions will increase further in calendar year 1996. On November 14, 1995, the FDIC reduced the deposit insurance assessments for BIF-member institutions by four basis points. As a result, the range of BIF assessments for the semi-annual assessment period commencing January 1, 1996 will be between 0% and .27% of deposits. BIF-member institutions which qualify for the 0% assessment category will, however, still have to pay the $1,000 minimum semi-annual assessment required by federal statute.

The FDIC changed the range for BIF-member deposit insurance assessments to their current levels because the ratio of the insurance reserves of the BIF to total BIF-insured deposits exceeds the statutorily designated reserve ratio of 1.25%. Because the SAIF does not meet this designated reserve ratio, the FDIC is prohibited by federal law from reducing the deposit insurance assessments charged to SAIF-member institutions to the same levels currently charged to BIF-member institutions. Legislative proposals pending before the Congress would recapitalize the SAIF to the designated reserve ratio by imposing a special assessment against SAIF-insured institutions, payable in a single installment, sufficient in the aggregate to increase the ratio of the insurance reserves of the SAIF to total SAIF-insured deposits to 1.25%. Based upon the information currently available to the Company with respect to the manner in which any such special assessment would be calculated under the pending legislation, the Company estimates that the imposition of a special assessment under the pending legislation would result in a one-time charge to WSB Aurora of approximately $1.0 million. At such time as the SAIF meets the designated reserve ratio of 1.25%, the assessment rates charged SAIF-member institutions could be reduced to levels consistent with those charged to BIF-member institutions. Legislation has also been introduced in the Congress that would, among other things, require federal thrift institutions to convert to state or national banks and merge the BIF and the SAIF into a single deposit insurance fund administered by the FDIC. At this time, it is not possible to predict whether, or in what form, any such legislation will be adopted or the impact, if any, such legislation if adopted would have on the Company, the Bank Subsidiaries or WSB Aurora.

The Company

GENERAL. The Company, as the controlling shareholder of the Bank Subsidiaries, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the FRB under the BHC Act. In accordance with FRB policy, the Company is expected to act as a source of financial strength to the Bank Subsidiaries and to commit resources to support the Bank Subsidiaries in circumstances where the Company might not do so absent such policy. Under the BHC Act, the Company is subject to periodic examination by the FRB and is required to file periodic reports of its operations and such additional information as the FRB may require.

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

Prior to September 29, 1995, the BHC Act prohibited the FRB from approving any direct or indirect acquisition by a bank holding company of more than 5% of the voting shares, or of all or substantially all of the assets, of a bank located outside of the state in which the operations of the bank to be acquired is located specifically authorized such an acquisition. Pursuant to amendments to the BHC Act which took effect September 29, 1995, the FRB may now allow a bank holding company to acquire banks located in any state of the United States without regard to geographic restrictions or reciprocity requirements imposed by state law, but subject to certain other acceptable conditions, if any, imposed by that state that apply to all holding companies, including, for example, limitations on the aggregate amount of deposits that may be held by a holding company and all of its insured depository institutions.

The BHC Act also prohibits, with certain exceptions noted below, the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries, except that bank holding companies may engage in, and may own shares of companies engaged in, certain businesses found by the FRB to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the FRB, the Company and any non-bank subsidiaries are permitted to engage in, among other activities, such banking-related businesses as the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau, including software development, mortgage banking and mortgage brokerage. The BHC Act does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies.

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

Federal law also prohibits the acquisition of "control" of a bank or bank holding company, such as the Company, without prior notice to certain federal bank regulators. "Control" is defined in certain cases as the acquisition of 10% of the outstanding shares of a bank or bank holding company.

CAPITAL REQUIREMENTS. The FRB uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The FRB's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital (which consists principally of shareholders' equity). The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% to 5% for all others.

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

As of December 31, 1995, the Company had regulatory capital in excess of the FRB's minimum requirements, with a Tier 1 risk-based capital ratio of 11.92%, a total risk-based capital ratio of 12.90% and a leverage ratio of 9.72%.

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

The Subsidiaries

GENERAL. The Bank Subsidiaries are Illinois-chartered banks, the deposit accounts of which are insured by the BIF of the FDIC. As BIF-insured, Illinois-chartered banks, the Bank Subsidiaries are subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Illinois banks, and the FDIC, as administrator of the BIF.

WSB Aurora is a federally chartered savings association, the deposits of which are insured by the SAIF of the FDIC. As a SAIF-insured, federally chartered savings association, WSB Aurora is subject to the examination, supervision, reporting and enforcement requirements of the OTS, as the chartering authority for federal savings associations, and the FDIC as administrator of the SAIF. WSB Aurora is also a member of the Federal Home Loan Bank System, which provides a central credit facility primarily for member institutions.

DEPOSIT INSURANCE. As FDIC-insured institutions, the Bank Subsidiaries and WSB Aurora are required to pay deposit insurance premium assessments to the FDIC. The amount each FDIC-insured institution pays for deposit insurance coverage is determined in accordance with a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy, pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. For the semi-annual assessment period ended December 31, 1995, BIF assessments ranged from .04% to
 .31% of deposits, while SAIF assessments ranged from .23% to .31% of deposits. The premiums currently paid by WSB Aurora for membership in the SAIF are substantially higher than the premiums currently paid by the Bank Subsidiaries for membership in the BIF. See "Recent Regulatory Developments." Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

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

The OTS has established the following minimum capital standards for savings associations, such as WSB Aurora: a core capital requirement, consisting of a minimum ratio of core capital (consisting primarily of stockholders' equity) to total assets of 3%; a tangible capital requirement consisting of a minimum ratio of tangible capital (defined as core capital minus all intangible assets other than a specified amount of purchased mortgage servicing rights) to total assets of 1.5%; and a risk-based capital requirement, consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must consist of core capital.

The capital requirements described above are minimum requirements. Higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the FDIC and the OTS provide that additional capital may be required to take adequate account of the risks posed by concentrations of credit, nontraditional activities and the institution's ability to manage such risks.

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

Similarly, on August 2, 1995, the FDIC published amendments to its risk-based capital standards designed to take into account IRR exposure. The amendments provide that a bank's exposure to declines in the economic value of its capital due to changes in interest rates will be among the factors considered by the FDIC in evaluating a bank's capital adequacy. Although the IRR amendments do not establish a system for measuring IRR exposure, concurrently with the adoption of the amendments, the FDIC, together with the FRB and the Office of the Comptroller of the Currency, issued a proposed joint policy statement setting out a framework that would be used to measure the IRR exposure of individual banks. The proposed policy statement would generally require banks to quantify their level of IRR exposure using a measurement system developed by the regulators that weights a bank's assets, liabilities and off-balance sheet positions by risk factors designed to reflect the approximate change in each instrument's value that would result from 200 basis point changes in interest rates. The level of IRR exposure reflected by this measurement system, would then be considered by the agencies in assessing a bank's capital adequacy. Although it is not presently possible to predict whether, or in what form, the proposed policy statement will be adopted, management does not anticipate that the adoption of a policy statement substantially in the form proposed would have a material adverse effect on the ability of the Bank Subsidiaries to maintain compliance with applicable capital requirements.

During the year ended December 31, 1995, none of the Bank Subsidiaries or WSB Aurora was required by the FDIC or the OTS, respectively, to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 1995, each of the Bank Subsidiaries and WSB Aurora exceeded its minimum regulatory capital requirements.

The following table sets forth selected regulatory capital ratios of the Bank Subsidiaries at December 31, 1995:


                                                         Tier 1      Total
                                                      Risk-Based  Risk-Based    Leverage
Institution                                             Capital     Capital       Ratio
- -----------                                             -------     -------       -----
West Suburban Bank                                        10.26%      11.24%        8.43%
West Suburban Bank of Downers Grove/Lombard               13.45       14.61         9.69
West Suburban Bank of Darien                              11.10       12.11         8.45
West Suburban Bank of Carol Stream/Stratford Square       11.12       11.97         7.41


At December 31, 1995, WSB Aurora maintained a core capital ratio of 10.77%, a tangible capital ratio of 12.91% and a total risk-based capital ratio of 13.93%.

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

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

OTS regulations impose limitations upon all capital distributions by thrifts, including cash dividends. The rule establishes three tiers of institutions. An institution that exceeds all fully phased-in capital requirements before and after the proposed capital distribution ("Tier 1 Institution") could, after prior notice to, but without the approval of, the OTS, make capital distributions during a calendar year of up to the higher of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent preceding four quarter period. Any additional capital distributions would require prior regulatory approval. As of December 31, 1995, WSB Aurora was a Tier 1 Institution.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. As described above, the Company, the Bank Subsidiaries and WSB Aurora each exceeded its minimum capital requirements under applicable guidelines as of December 31, 1995. As of December 31, 1995, approximately $20.7 million was available to be paid as dividends to the Company by the Bank Subsidiaries and WSB Aurora.

INSIDER TRANSACTIONS. The Bank Subsidiaries and WSB Aurora are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the Company and the Subsidiaries, on investments in the stock or other securities of the Company and the Subsidiaries and the acceptance of the stock or other securities of the Company or the Subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank Subsidiaries and WSB Aurora to their respective directors and officers, to directors and officers of the Company and the Subsidiaries, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of the Subsidiaries or a principal stockholder of the Company may obtain credit from banks with which one of the Bank Subsidiaries or WSB Aurora maintains a correspondent relationship.

SAFETY AND SOUNDNESS STANDARDS. On July 10, 1995, the federal banking regulators, including the FDIC and the OTS, published final guidelines establishing operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines, which took effect on August 9, 1995, establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines prescribe the goals to be achieved in each area, and each institution will be responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from any institution whose failure to meet one or more of the standards is of such severity that it could threaten the safe and sound operation of the institution. Failure to submit an acceptable compliance plan, or failure to adhere to a compliance plan that has been accepted by the appropriate regulator, would constitute grounds for further enforcement action. The federal banking agencies have also published for comment proposed asset quality and earnings standards which, if adopted, would be added to the safety and soundness guidelines. This proposal, like the final guidelines, would establish the goals to be achieved with respect to asset quality and earnings, and each institution would be responsible for establishing its own procedures to meet such goals.

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

Effective June 1, 1997 (or earlier if expressly authorized by applicable state law), the Riegle-Neal Interstate Banking and Branch Efficiency Act of 1994 (the "Riegle-Neal Act") allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of DE NOVO interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allows individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Illinois has enacted legislation permitting interstate bank mergers beginning on June 1, 1997. Federal savings associations, such as WSB Aurora, currently have nationwide interstate branching authority under the HOLA and OTS regulations.

STATE BANK ACTIVITIES. Under federal law, as implemented by final regulations adopted by the FDIC, FDIC insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law, as implemented by FDIC regulations, also prohibits FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be divested or discontinued within certain time-frames set by the FDIC in accordance with federal law. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank Subsidiaries.

QUALIFIED THRIFT LENDER TEST. Under the HOLA, as implemented by OTS regulations, WSB Aurora is required to satisfy a qualified thrift lender ("QTL") test. In order to meet the current QTL test WSB Aurora generally is required to invest at least 65% of its portfolio assets in "qualified thrift investments," as measured on a monthly average basis in nine out of every 12 months. Qualified thrift investments for purposes of the current QTL test consist principally of residential mortgage loans, mortgage-backed securities and other housing and consumer-related investments. The term "portfolio assets" is statutorily defined to mean a savings association's total assets less goodwill and other intangible assets, the association's business property and a limited amount of its liquid assets. As of December 31, 1995, WSB Aurora satisfied the QTL test.

LIQUIDITY REQUIREMENTS. OTS regulations currently require each savings association to maintain, for each calendar month, an average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances, and specified United States Government, state or federal agency obligations) equal to at least 5% of the average daily balance of its net withdrawable accounts plus short-term borrowings (those repayable in 12 months or less) during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to an amount within a range of 4% to 10% of such accounts and borrowings, depending upon economic conditions and the deposit flows of savings associations. OTS regulations also require each savings association to maintain, for each calendar month, an average daily balance of short-term liquid assets (generally liquid assets having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. Penalties may be imposed for failure to meet liquidity ratio requirements. At December 31, 1995, WSB Aurora was in compliance with OTS liquidity requirements, with an overall liquidity ratio of 5.54% and a short-term liquidity ratio of 4.45%.

EXECUTIVE OFFICERS OF THE COMPANY

The names and ages of the executive officers of the Company, along with a brief description of the business experience of each such person, during the past five years, and certain other information is set forth below:


Name (Age) and Position
and Offices with the Company                                              Principal Occupations and Employment
(year first elected to office)                                            for Past Five Years and Other Information
- ----------------------------------------------------------------------    -----------------------------------------------------
Kevin J. Acker (46)                                                       Director and President of West Suburban Bank of
    Chairman of the Board (1993) and Vice                                 Carol Stream/Stratford Square since 1982.
    President (1986)

John A. Clark (47)                                                        Director and Executive Vice President of West Suburban
    President and Chief Executive Officer (1986)                          Bank since 1984, Vice President Loans for West Suburban
                                                                          Bank of Downers Grove/Lombard, West Suburban Bank of
                                                                          Darien and West Suburban Bank of Carol Stream/Stratford
                                                                          Square since 1988. Director and President of WSB Aurora
                                                                          from July, 1990 to January, 1992 and Director and
                                                                          Executive Vice President of WSB Aurora since January,
                                                                          1992.

Keith W. Acker (46)                                                       Director, President and Chairman of the Board of
    Chief Operating Officer (1996)                                        West Suburban Bank since 1986.

Duane G. Debs (39)                                                        Vice President and Comptroller of the Bank
    Chief Financial Officer, Vice President,                              Subsidiaries since 1987 and of WSB Aurora since July,
    Secretary and Treasurer (1993)                                        1990. Director of West Suburban Bank of Downers
                                                                          Grove/Lombard since January, 1993.

                                          13

STATISTICAL DATA

The statistical data required by Securities and Exchange Act of 1934, as amended (the "1934 Act") Industry Guide 3, "Statistical Disclosure By Bank Holding Companies," has been incorporated by reference from the Company's 1995 Annual Report to Shareholders (attached as Exhibit 13.1 hereto) or is set forth below. This data should be read in conjunction with the Company's 1995 Consolidated Financial Statements and related notes, and the discussion included in Management's Discussion and Analysis of Financial Condition and Results of Operations as set forth in the Company's 1995 Annual Report to Shareholders. All dollar amounts of the statistical data included below are expressed in thousands.

Investment Securities

The following table sets forth by category the amortized cost of securities at December 31 (dollars in thousands):

                                                       1995           1994           1993
                                                   ----------     ----------     ----------
Available For Sale:
Corporate                                           $69,731        $45,623       $139,555
U.S. Government agencies and corporations            36,119         51,638         44,129
U.S. Treasury                                        16,291         16,427            ---
States and political subdivisions                     1,157            ---            ---
Equity securities                                    10,841         11,942          5,350
                                                   ----------     ----------     ----------
  Total investment securities available for sale    134,139        125,630        189,034
                                                   ----------     ----------     ----------
Held To Maturity:
Corporate                                               ---         30,645            ---
U.S. Government agencies and corporations            83,237         55,783            ---
States and political subdivisions                    32,800         22,131         19,119
                                                   ----------     ----------     ----------
  Total investment securities held to maturity      116,037        108,559         19,119
                                                   ----------     ----------     ----------
  Total investment securities                      $250,176       $234,189       $208,153
                                                   ----------     ----------     ----------
                                                   ----------     ----------     ----------

The following table sets forth by contractual maturity the amortized cost and weighted average yield (not tax-effected) of investment securities available for sale at December 31, 1995 (dollars in thousands):


                                                       U.S. Government
                                                         agencies and                           States and Political
                                    Corporate            corporations         U.S. Treasury          Subdivisions
                               -------------------   -------------------   -------------------   -------------------
                                          Weighted              Weighted              Weighted              Weighted
                               Amortized   Average   Amortized   Average   Amortized   Average   Amortized   Average
                                  Cost      Yield       Cost      Yield       Cost      Yield       Cost      Yield
                               ---------  --------   ---------  --------   ---------  --------   ---------  --------
Within one year                  $9,729     6.49%     $   ---      ---%     $   ---      ---%      $  ---      ---%
After 1 year but within 5        55,889     6.59       22,347     6.20       16,291     4.88          100     5.09
After 5 years but within 10       1,721     6.50       13,662     6.16          ---      ---        1,057     5.34
After 10 years                    2,392     8.56          110      ---          ---      ---          ---      ---
                               ---------  --------   ---------  --------   ---------  --------   ---------  --------
  Total                         $69,731     6.64%     $36,119     6.18%     $16,291     4.88%      $1,157     5.32%
                               ---------  --------   ---------  --------   ---------  --------   ---------  --------
                               ---------  --------   ---------  --------   ---------  --------   ---------  --------


The following table sets forth, by contractual maturity, the amortized cost and weighted average yield of investment securities held to maturity at December 31, 1995. Yields on tax-exempt securities represent actual coupon yields (dollars in thousands):

                            U.S. Government
                             agencies and      States and political
                             corporations          subdivisions
                            -----------------  --------------------
                                        Weighted             Weighted
                            Amortized   Average   Amortized  Average
                               Cost     Yield       Cost     Yield
                            --------   --------   ---------  ------

Within one year              $18,709     6.24%    $ 1,272    4.40%
After 1 year but within 5     30,165     6.20       7,720    4.59
After 5 years but within 10   34,363     5.69      11,341    4.87
After 10 years                    --       --      12,467    5.69
  Total                      $83,237     6.00%    $32,800    5.07%


Loan Portfolio

The following table sets forth the major loan categories at December 31 (dollars in thousands):


                                             1995         1994          1993            1992          1991
                                         --------      --------      --------        --------      --------

Commercial                               $200,986      $156,896      $177,054        $144,581      $148,451
Installment                                37,986        33,542        33,714          43,700        54,955
Real estate:
  Mortgage                                302,062       305,010       288,683         272,199       273,374
  Home equity                             120,802       120,373       115,910         121,918       119,009
  Construction                             81,787        72,990        47,442          42,321        55,015
  Held for sale                             1,523           449         4,543           3,527         4,551
VISA-credit card                           19,034        21,342        22,601          27,138        32,500
Other                                       5,407         7,048        11,479           4,647         7,447
                                         --------      --------      --------        --------      --------
    Total loans                           769,587       717,650       701,426         660,031       695,302
Less:
  Allowance for loan losses                 8,900         8,445         7,125           8,024         6,489
                                         --------      --------      --------        --------      --------
    Loans, net                           $760,687      $709,205      $694,301        $652,007      $688,813
                                         --------      --------      --------        --------      --------
                                         --------      --------      --------        --------      --------


The following table sets forth the maturity and interest rate sensitivity of selected loan categories at December 31, 1995 (dollars in thousands):


                                          Remaining Maturity
                              --------------------------------------------
                               One year    One to       Over
                               or less   five years  five years     Total
                              ---------  ----------  ----------   --------

Commercial                     $149,639    $    --     $51,347    $200,986
Real estate-construction         81,787         --          --      81,787
                               --------    -------     -------    --------
  Total                        $231,426    $    --     $51,347    $282,773
                               --------    -------     -------    --------
                               --------    -------     -------    --------

Variable rate                              $    --     $    --    $     --
Fixed rate                                      --      51,347      51,347
                                           -------     -------    --------
  Total                                    $    --     $51,347     $51,347
                                           -------     -------     -------
                                           -------     -------     -------


Nonperforming Loans

The following table sets forth the aggregate amount of nonperforming loans and selected ratios at December 31 (dollars in thousands):


                                            1995          1994          1993            1992          1991
                                          -------       -------       -------         -------      --------

Nonaccrual loans                             $488          $279        $3,234          $8,468        $3,576
Restructured loans                           ----          ----         3,234           6,000          ----
Accruing loans past due over 90 days       11,405         4,448         3,958           5,295         5,416
                                          -------       -------       -------         -------      --------
   Total nonperforming loans               11,893         4,727        10,426          19,763         8,992
Other real estate                           8,317        10,458         9,954           4,584         5,339
                                          -------       -------       -------         -------      --------
    Total nonperforming assets            $20,210       $15,185       $20,380         $24,347       $14,331
                                          -------       -------       -------         -------      --------
                                          -------       -------       -------         -------      --------
Ratio of nonperforming loans to
  net loans                                  1.6%           .7%          1.5%            3.0%          1.3%
                                          -------       -------       -------         -------      --------
                                          -------       -------       -------         -------      --------
Ratio of nonperforming assets to
  total assets                               1.8%          1.5%          2.0%            2.4%          1.5%
                                          -------       -------       -------         -------      --------
                                          -------       -------       -------         -------      --------


The Company's normal policy is to discontinue accruing interest on a loan when it becomes 90 days past due or when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of principal or interest is doubtful. In some circumstances a loan that is more than 90 days past due can remain on accrual status if it can be established that payment will be received within another 90 days or if it is adequately secured. When a loan has been placed on nonaccrual status, interest that has been earned but not collected is charged back to the appropriate interest income account. When payments are received on nonaccrual loans they are first applied to principal, then to expenses incurred for collection and finally to interest income. The gross amount of interest that would have been recorded if all nonperforming loans had been accruing interest at their original terms was approximately fifty-three thousand dollars for the year ended December 31, 1995 and no interest was recorded in operations for the year ended December 31, 1995.

As of December 31, 1995, due to information regarding possible credit problems of borrowers or possible deficits in the cash flow of property given as collateral, management had doubts as to the ability of certain borrowers to comply with the present repayment terms of loans, which are not nonaccrual and not nonperforming, with an aggregate principal amount of $4.9 million. Accordingly, management may be required to categorize some or all of these loans as nonperforming assets in the future.


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

The following table sets forth the activity in the allowance for loan losses for the years ended and at December 31 (dollars in thousands):


                                             1995         1994          1993            1992          1991
                                             ----         ----          ----            ----         -----
Allowance for loan losses at beginning of
period                                     $8,445        $7,125        $8,024          $6,489        $5,197
Loans charged-off:
  Commercial                                  914           302         5,862           1,697         1,192
  Installment                                  47           162           245             516         1,120
  Real estate mortgages                       311           463           318              33            48
  Home equity                                  46             7            21              65            38
  VISA - credit card                          404           356           531           1,110           964
  Other                                         7             2            50              14            28
                                            -----         -----         -----           -----         -----
    Total loans charged-off                 1,729         1,292         7,027           3,435         3,390
Loan recoveries:
  Commercial                                  100            66           274             236           289
  Installment                                  56            98           186             446           333
  Real estate mortgages                         8             5             8              --             5
  Home equity                                  --            --            --              --            38
  VISA - credit card                          169           227           318             365           347
  Other                                         1            --             3              18             6
                                            -----         -----         -----           -----         -----
    Total loan recoveries                     334           396           789           1,065         1,018
                                            -----         -----         -----           -----         -----
    Net loans charged-off                   1,395           896         6,238           2,370         2,372
Provision for loan losses                   1,850         2,216         5,339           3,905         3,664
                                            -----         -----         -----           -----         -----
Allowance for loan losses at end of period $8,900        $8,445        $7,125          $8,024        $6,489
                                            -----         -----         -----           -----         -----
                                            -----         -----         -----           -----         -----
Allowance for loan losses to total loans    1.16%         1.18%         1.02%           1.22%          .93%
                                            -----         -----         -----           -----         -----
                                            -----         -----         -----           -----         -----
Net chargeoffs to average total loans        .19%          .13%          .96%            .35%          .34%
                                            -----         -----         -----           -----         -----
                                            -----         -----         -----           -----         -----



The entire allowance for loan losses is available to absorb losses in any particular category of loans, notwithstanding management's allocation of the allowance. The following table sets forth the allocation of allowance for loan losses and the percentage of loans in each category to total loans at December 31 (dollars in thousands):


                             1995                1994                1993                1992                1991
                       ----------------    ---------------     ---------------     ----------------    ----------------
                       Amount       %      Amount      %       Amount      %       Amount      %       Amount      %
                       ------    ------    ------    ------    ------    ------    ------    ------    ------    ------

Commercial             $4,403     36.7%    $3,714     32.0%    $3,312     24.8%    $4,406     21.9%    $3,410     21.3%
Installment and other     385      5.6        331      5.7        369      6.5        492      7.3        495      9.1
Real estate             1,877     39.4        576     42.5      1,273     48.9      1,113     48.2        607     47.8
Home equity               302     15.7        301     16.8        290     16.6        305     18.5        342     17.1
VISA - credit card        523      2.6        664      3.0        626      3.2        676      4.1        390      4.7
Unallocated             1,410       --      2,859       --      1,255       --      1,032       --      1,245       --
                       ------    ------    ------    ------    ------    ------    ------    ------    ------    ------
  Total                $8,900    100.0%    $8,445    100.0%    $7,125    100.0%    $8,024    100.0%    $6,489    100.0%
                       ------    ------    ------    ------    ------    ------    ------    ------    ------    ------
                       ------    ------    ------    ------    ------    ------    ------    ------    ------    ------


Deposits

The following table sets forth by category average daily deposits and rates for the years ended December 31 (dollars in thousands):


                                            1995                   1994                  1993
                                      -----------------     -----------------     -----------------
                                      Average               Average               Average
                                      Balance      Rate     Balance      Rate     Balance      Rate
                                      --------     ----     --------     ----     --------     ----

Demand and other noninterest-
   bearing                           $100,269       --%     $96,428       --%     $91,529       --%
Money-market savings and NOW
  deposits                            498,191      3.4      486,863      2.6      469,641      2.3
Time deposits:
  Less than $100,000                  308,039      5.6      275,693      4.6      282,884      4.8
  $100,000 and over                    49,427      5.8       37,849      4.7       26,821      5.0
                                     --------      ----    --------      ----    --------      ----
    Total                            $955,926      3.9%    $896,833      3.0%    $870,875      3.0%
                                     --------      ----    --------      ----    --------      ----
                                     --------      ----    --------      ----    --------      ----


The following table sets forth by maturity time deposits $100 and over at December 31 (dollars in thousands):

                                         1995
                                       -------
Within Three months                    $42,605
After 3 months but within 12 months     12,673
After 1 year but within 5 years             --
After 5 years                           12,785
                                       -------
  Total                                $68,063
                                       -------
                                       -------

Return on Equity and Assets and Other Financial Ratios

The following table sets forth selected financial ratios at and for the years ended December 31:


                                                           1995         1994          1993
                                                          ------       ------        ------
Return on average total assets                             1.27%        1.29%         1.20%
Return on average shareholders' equity                    13.03        13.29         13.25
Cash dividends declared to net income                     47.97        45.65         43.50
Average shareholders' equity to average total assets       9.71         9.67          9.03


ITEM 2.  PROPERTIES

The Company and the Subsidiaries occupy a total of approximately 219,000 square feet in 32 locations. The Company's principal offices are located in approximately 32,500 square feet of office space at 711 South Meyers Road, Lombard, Illinois. As indicated below, West Suburban Bank also operates the facility located at 711 South Meyers Road, Lombard, Illinois as a branch.

The following table sets forth certain information concerning the facilities of the Subsidiaries:


                        Location of              Approximate
Name of Subsidiary      Facilities               Square Feet         Status
- ------------------      ----------               -----------         ------
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

West Suburban Bank      707 N. Main St.                4,100         Owned
                        Lombard, IL

West Suburban Bank      29 E. St. Charles Rd.          3,200         Lease
                        Villa Park, IL                               expires
                                                                     2000

West Suburban Bank      17 W. 754 22nd St.             6,100         Owned
                        Oakbrook, IL

West Suburban Bank      Lexington Square                 100         Lease
                        400 W. Butterfield Rd.                       expires
                        Elmhurst, IL                                 1998

West Suburban Bank      210 W. Wesley St.                700         Lease
                        Wheaton, IL                                  expires
                                                                     1996

West Suburban Bank      879 Geneva Rd.                 3,550         Lease
                        Carol Stream, IL                             expires
                                                                     2003

West Suburban Bank      6400 S. Cass Ave.              3,090         Lease
                        Westmont, IL                                 expires
                                                                     2000



                        Location of              Approximate
Name of Subsidiary      Facilities               Square Feet         Status
- ------------------      ----------               -----------         ------

West Suburban Bank      221 S. West St.                  800         Owned
                        Wheaton, IL

West Suburban Bank      1104 W. Boughton Rd.           4,500         Owned
                        Bolingbrook, IL

West Suburban Bank      295 W. Loop Rd.                4,500         Owned
                        Wheaton, IL

West Suburban Bank      2800 S. Finley Rd.            10,700         Owned
  of Downers Grove/     Downers Grove, IL
  Lombard

West Suburban Bank      Route 59 and                   1,800         Lease
  of Downers Grove/     Meadow Ave.                                  expires
  Lombard               Warrenville, IL                              1999

West Suburban Bank      Beacon Hill                      100         Month
  of Downers Grove/     2400 S. Finley Rd.                           to month
  Lombard               Lombard, IL

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

West Suburban Bank      1005 75th St.                    800         Owned
  of Darien             Darien, IL

West Suburban Bank      672 E. Boughton Rd.            7,100         Owned
  of Darien             Bolingbrook, IL

West Suburban Bank      355 W. Army Trail Rd.         10,700         Owned
  of Carol Stream/      Bloomingdale, IL
  Stratford Square

West Suburban Bank      401 N. Gary Ave.               6,400         Owned
  of Carol Stream/      Carol Stream, IL
  Stratford Square



                        Location of              Approximate
Name of Subsidiary      Facilities               Square Feet         Status
- ------------------      ----------               -----------         ------

West Suburban Bank      1380 Army Trail Rd.            2,300         Lease
  of Carol Stream/      Carol Stream, IL                             expires
  Stratford Square                                                   2000

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

The Company's per share book value as of the end of each quarter and dividend information for each quarter is set forth in the following table:

                                         Class A and Class B
                                   ---------------------------------
Year      Quarter                  Book Value     Dividends Declared
- ----      -------                  ----------     ------------------
1995       4th                     $254.73            $3.75
           3rd                      246.47             3.75
           2nd                      242.69             3.75
           1st                      237.68             3.75

1994       4th                     $226.53            $3.50
           3rd                      227.93             3.50
           2nd                      225.32             3.50
           1st                      225.59             3.25

The Company's common stock is not traded on any national or regional exchange. While there is no established trading market for the Company's common stock, the Company is aware that from time to time limited or infrequent quotations are made with respect to the Company's common stock and that there occurs limited trading in the Company's common stock resulting from private transactions not involving brokers or dealers. Transactions in the Company's common stock have been infrequent. As of March 15, 1996, the Company had 347,015 shares of Class A Common Stock outstanding and approximately 943 shareholders of record, and had 85,480 shares of Class B Common Stock outstanding and approximately 236 shareholders of record. Management is aware of approximately 28 transactions during 1995 involving the sale of approximately 973 shares of Class A Common Stock and approximately 3 transactions during 1995 involving the sale of approximately 108 shares of Class B Common Stock. The average sale price in such transactions was approximately $251.85.

ITEM 6.  SELECTED FINANCIAL DATA

The Company hereby incorporates by reference the information called for by Item 6 of this Form 10-K from the section entitled "Selected Financial Data" of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1995 (attached as Exhibit 13 hereto).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company hereby incorporates by reference the information called for by Item 7 of this Form 10-K from the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1995 (attached as Exhibit 13 hereto).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company hereby incorporates by reference the information called for by Item 8 of this Form 10-K from the Consolidated Financial Statements and from the section entitled "Selected Quarterly Financial Data" as set forth in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1995 (attached as Exhibit 13 hereto).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

None.

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company hereby incorporates by reference the information called for by Item 10 of this Form 10-K regarding directors of the Company from the section entitled "Election of Directors" of the Company's 1996 Proxy Statement.

Section 16(a) of the of 1934 Act requires that the Company's executive officers and directors and persons who own more than 10% of their Company's common stock file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the exchange on which the Company's shares of common stock are traded. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms furnished to the Company and, if appropriate, representations made to the Company by any such reporting person concerning whether a Form 5 was required to be filed for the 1995 fiscal year, the Company is not aware that any of its directors and executive officers or 10% shareholders failed to comply with the filing requirements of Section 16(a) during the period commencing January 1, 1995 through December 31, 1995 except that Mr. Howard failed to file his Form 4, reporting August, 1995 transactions, on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

The Company hereby incorporates by reference the information called for by Item 11 of this Form 10-K from the section entitled "Executive Compensation" of the Company's 1996 Proxy Statement; provided, however, Report of the Board of Directors on Executive Compensation is specifically not incorporated into this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company hereby incorporates by reference the information called for by Item 12 of this Form 10-K from the section entitled "Security Ownership of Certain Beneficial Owners" of the Company's 1996 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company hereby incorporates by reference the information called for by Item 13 of this Form 10-K from the section entitled "Transactions with Directors, Officers and Associates" of the Company's 1996 Proxy Statement.

                                        PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

ITEM (A)1 AND 2. FINANCIAL STATEMENTS

                     WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                           LIST OF FINANCIAL STATEMENTS AND
                            FINANCIAL STATEMENT SCHEDULES

The following audited Consolidated Financial Statements of the Company and its subsidiaries and related notes and independent auditors' report are incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1995 (attached as Exhibit 13 hereto).

                                                                  Annual Report
                                                                        Page No.
                                                                 --------------

         Report of Independent Auditors                                     5

         Consolidated Balance Sheets - December 31, 1995 and 1994           6

         Consolidated Statements of Income - Years Ended
         December 31, 1995, 1994 and 1993                                   7

         Consolidated Statements of Changes in Shareholders'
         Equity - Years Ended December 31, 1995, 1994 and 1993              8

         Consolidated Statements of Cash Flows - Years Ended
         December 31, 1995, 1994 and 1993                                   9

         Notes to Consolidated Financial Statements                        11

The following Condensed Financial Information-Parent Only is incorporated by reference from Note 16 to the Company's audited Consolidated Financial Statements as set forth in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1995 (attached as Exhibit 13).

                                                                  Annual Report
                                                                        Page No.
                                                                 --------------

         Condensed Balance Sheets - December 31, 1995 and 1994             21

         Condensed Statements of Income - Years Ended
         December 31, 1995, 1994 and 1993                                  21

         Condensed Statements of Cash Flows - Years Ended
         December 31, 1995, 1994 and 1993                                  22

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

ITEM 14(b).   REPORTS ON FORM 8-K

None

***

Upon written request to the Chairman of the Board of West Suburban Bancorp, Inc., 711 South Meyers Road, Lombard, Illinois, 60148, copies of the exhibits listed above are available to shareholders of the Company by specifically identifying each exhibit desired in the request. A fee of $.20 per page of exhibit will be charged to shareholders requesting copies of exhibits to cover copying and mailing costs.

FORM 10-K SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   WEST SUBURBAN BANCORP, INC.
                   (Registrant)

                   By  /s/ John A. Clark
                     -----------------------------
                         John A. Clark
                         Chief Executive Officer

Date: March 28, 1996
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of March, 1996.

         SIGNATURE                                                TITLE
         ---------                                                -----

 /s/ Kevin J. Acker              3/28/96              Chairman of the Board
- -----------------------------  ----------             and Director
Kevin J. Acker                     Date


 /s/ John A. Clark               3/28/96              Chief Executive
- -----------------------------  ----------             Officer and
John A. Clark                       Date              Director


 /s/ Duane G. Debs               3/28/96              Chief Financial
- -----------------------------  ----------             Officer and Chief
Duane G. Debs                       Date              Accounting Officer


 /s/ David Bell                  3/28/96              Director
- -----------------------------  ----------
David Bell                          Date


 /s/ Peggy P. LoCicero           3/28/96              Director
- -----------------------------  -----------
Peggy P. LoCicero                   Date


 /s/ Charles P. Howard           3/28/96              Director
- -----------------------------  -----------
Charles P. Howard                   Date

         The foregoing includes all of the Board of Directors of the Company.

                                  INDEX TO EXHIBITS
                                     (continued)

Exhibit                                                               Sequential
Number        Description                                             Page No.
- -------       -----------                                             ----------

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

3.4      By-Laws - Incorporated by reference to Exhibit 3.3 of             N/A
         Form S-1 of the Company dated November 10, 1988,
         Registration No. 33-25225

4.1      Specimen of Class A Common Stock certificate Incorporated         N/A
         by reference from Exhibit 4.1 of the Form 10-K of the Company dated March 28, 1991, Commission File No. 0-17609

4.2      Specimen of Class B Common Stock certificate - Incorporated       N/A
         by reference from Exhibit 4.1 of the Form S-1 of the Company dated November 10, 1988, Registration No. 33-25225

4.3      Articles of Incorporation of the Company (see Exhibits 3.1,       N/A
         3.2, 3.3 and 3.4 above)

4.4      By-Laws of the Company (see Exhibit 3.4 above)                    N/A

                                  INDEX TO EXHIBITS
                                     (continued)


Exhibit                                                               Sequential
Number        Description                                             Page No.
- -------       -----------                                             ----------

10.1     Employment Agreement between one of the                           N/A
         Company's subsidiaries and Ralph Acker, dated December 31,
         1985 - Incorporated by reference from Exhibit 10.1 of
         Form S-1 of the Company dated November 10, 1988,
         Registration No. 33-25225

10.2     Employment Agreement between one of the                           N/A
         Company's subsidiaries and John A. Clark, dated May 10,
         1989 - Incorporated by reference from Exhibit 10.2 of
         Form 10-K of the Company dated March 28, 1990, Commission
         File No. 0-17609

10.3     Employment Agreement between one of the Company's                 N/A
         subsidiaries and Keith W. Acker, dated November 10, 1989 - Incorporated by reference from Exhibit 10.3 of Form 10-K of the Company dated March 28, 1990, Commission File No. 0-17609

10.4     Employment Agreement between one of the Company's                 N/A
         subsidiaries and Craig R. Acker, dated May 10, 1989 -
         Incorporated by reference from Exhibit 10.4 of Form 10-K of the Company dated March 28, 1990, Commission File
         No. 0-17609

10.5     Employment Agreement between one of the Company's                 N/A
         subsidiaries and Alana S. Acker, dated May 9, 1989 -
         Incorporated by reference to Exhibit 10.5 of Form 10-K of the Company dated March 28, 1990, Commission File
         No. 0-17609

                                  INDEX TO EXHIBITS
                                     (continued)


Exhibit                                                               Sequential
Number        Description                                             Page No.
- -------       -----------                                             ----------

10.6     Employment Agreement between one of the Company's                 N/A
         subsidiaries and Kevin J. Acker, dated May 9, 1989 -
         Incorporated by reference from Exhibit 10.6 of Form 10-K of the Company dated March 28, 1990, Commission File
         No. 0-17609

10.7     Employment Agreement between one of the Company's                 N/A
         subsidiaries and Gregory Ruffolo, dated May 9, 1989 -
         Incorporated by reference from Exhibit 10.7 of Form 10-K of the Company dated March 28, 1990, Commission File
         No. 0-17609

10.8     Employment Agreement between one of the Company's                 N/A
         subsidiaries and Michael P. Brosnahan, dated May 10,
         1989 - Incorporated by reference from Exhibit 10.8 of
         Form 10-K of the Company dated March 28, 1990, Commission
         File No. 0-17609

10.9     Employment Agreement between one of the Company's                 N/A
         subsidiaries and Gregory L. Young, dated November 14,
         1990 - Incorporated by reference from Exhibit 10.9 of
         Form 10-K of the Company dated March 28, 1991, Commission
         File No. 0-17609

10.10    Deferred Compensation Agreement between one of the Company's      N/A
         subsidiaries and John A. Clark, dated November 14, 1990 - Incorporated by reference from Exhibit 10.10 of Form 10-K of the Company dated March 28, 1991, Commission File No. 0-17609

10.11    Deferred Compensation Agreement between one of the Company's      N/A
         subsidiaries and Keith W. Acker, dated November 14, 1990 - Incorporated by reference from Exhibit 10.11 of Form 10-K of the Company dated March 28, 1991, Commission File No. 0-17609

                                  INDEX TO EXHIBITS
                                     (continued)


Exhibit                                                               Sequential
Number        Description                                             Page No.
- -------       -----------                                             ----------

10.12    Deferred Compensation Agreement between one of the Company's      N/A
         subsidiaries and Craig R. Acker, dated November 14, 1990 - Incorporated by reference from Exhibit 10.12 of Form 10-K of the Company dated March 28, 1991, Commission File No. 0-17609

10.13    Deferred Compensation Agreement between one of the Company's      N/A
         subsidiaries and Michael P. Brosnahan, dated November 14,
         1990 - Incorporated by reference from Exhibit 10.13 of
         Form 10-K of the Company dated March 28, 1991, Commission File
         No. 0-17609

10.14    Deferred Compensation Agreement between one of the Company's      N/A
         subsidiaries and Gregory L. Young, dated November 14, 1990 - Incorporated by reference from Exhibit 10.14 of Form 10-K of the Company dated March 28, 1991, Commission File No. 0-17609

10.15    Deferred Compensation Agreement between one of the Company's      N/A
         subsidiaries and Alana S. Acker, dated November 13, 1990 - Incorporated by reference from Exhibit 10.15 of Form 10-K of the Company dated March 28, 1991, Commission File No. 0-17609

10.16    Deferred Compensation Agreement between one of the Company's      N/A
         subsidiaries and Gregory M. Ruffolo, dated November 13, 1990 - Incorporated by reference from Exhibit 10.16 of Form 10-K of the Company dated March 28, 1991, Commission File No. 0-17609

                                  INDEX TO EXHIBITS
                                     (continued)


Exhibit                                                               Sequential
Number        Description                                             Page No.
- -------       -----------                                             ----------

10.17    Deferred Compensation Agreement between one of the Company's      N/A
         subsidiaries and Kevin J. Acker, dated November 13, 1990 - Incorporated by reference from Exhibit 10.17 of Form 10-K of the Company dated March 28, 1991, Commission File No. 0-17609

10.18    Employment Agreement between one of the Company's subsidiaries    N/A
         and Stanley C. Celner, Jr., dated December 10, 1991 -
         Incorporated by reference from Exhibit 10.18 of Form 10-K of the Company dated March 28, 1992, Commission File No. 0-17609

10.19    Deferred Compensation Agreement between one of the Company's      N/A
         subsidiaries and Stanley C. Celner, Jr., dated December 10,
         1991 - Incorporated by reference from Exhibit 10.19 of Form
         10-K of the Company dated March 28, 1992, Commission File
         No. 0-17609

10.20    Employment Agreement between one of the Company's subsidiaries    N/A
         and Duane G. Debs, dated as of March 8, 1993 - Incorporated by reference from Exhibit 10.20 of Form 10-K of the Company dated
         March 28, 1994, Commission File No. 0-17609

10.21    Deferred Compensation Agreement between one of the Company's      N/A
         subsidiaries and Duane G. Debs, dated as of March 8, 1993 - Incorporated by reference from Exhibit 10.21 of Form 10-K of the Company dated March 28, 1994, Commission File No. 0-17609

10.22    Employment Agreement between one of the Company's subsidiaries    N/A
         and Jacqueline R. Weigand, dated as of March 8, 1993 -
         Incorporated by reference from Exhibit 10.22 of Form 10-K of the Company dated March 28, 1994, Commission File No. 0-17609

10.23    Deferred Compensation Agreement between one of the Company's      N/A
         subsidiaries and Jacqueline R. Weigand, dated as of March 8, 1993 - Incorporated by reference from Exhibit 10.23 of Form
         10-K of the Company dated March 28, 1994, Commission File
         No. 0-17609

10.24    Employment Agreement between one of the Company's subsidiaries    N/A
         and Timothy P. Dineen, dated as of March 8, 1993 -
         Incorporated by reference from Exhibit 10.24 of Form 10-K of the Company dated March 28, 1994, Commission File No. 0-17609

                                  INDEX TO EXHIBITS
                                     (continued)

Exhibit                                                               Sequential
Number        Description                                             Page No.
- -------       -----------                                             ----------

10.25    Deferred Compensation Agreement between one of the Company's      N/A
         subsidiaries and Timothy P. Dineen, dated as of March 8, 1993 - Incorporated by reference from Exhibit 10.25 of Form
         10-K of the Company dated March 28, 1994, Commission File
         No. 0-17609

10.26    Employment Agreement between one of the Company's subsidiaries    N/A
         and Pamela N. Greening, dated as of March 8, 1993 -
         Incorporated by reference from Exhibit 10.26 of Form 10-K of the Company dated March 28, 1994, Commission File No. 0-17609

10.27    Deferred Compensation Agreement between one of the Company's      N/A
         subsidiaries and Pamela N. Greening, dated as of March 8, 1993 - Incorporated by reference from Exhibit 10.27 of Form
         10-K of the Company dated March 28, 1994, Commission File
         No. 0-17609

10.28    Employment Agreement between one of the Company's subsidiaries    N/A
         and Steven A. Jennrich, dated as of January 12, 1994 -
         Incorporated by reference from Exhibit 10.28 of Form 10-K of the Company dated March 28, 1995, Commission File No. 0-17609

10.29    Deferred Compensation Agreement between one of the Company's      N/A
         subsidiaries and Steven A. Jennrich, dated as of January 12, 1994 - Incorporated by reference from Exhibit 10.29 of Form
         10-K of the Company dated March 28, 1995, Commission File
         No. 0-17609

10.30    Amended Employment Agreement between one of the Company's         N/A
         subsidiaries and Jacqueline R. Weigand, dated as of August 9, 1994 - Incorporated by reference from Exhibit 10.30 of Form
         10-K of the Company dated March 28, 1995, Commission File
         No. 0-17609

10.31    Amended Employment Agreement between one of the Company's         N/A
         subsidiaries and Timothy P. Dineen, dated as of August 9, 1994 - Incorporated by reference from Exhibit 10.31 of Form
         10-K of the Company dated March 28, 1995, Commission File
         No. 0-17609

10.32    Employment Agreement between one of the Company's                 N/A
         subsidiaries and George E. Ranstead, dated as of November 9, 1994 - Incorporated by reference from Exhibit 10.32 of Form
         10-K of the Company dated March 28, 1995, Commission File
         No. 0-17609

10.33    Deferred Compensation Agreement between one Company's             N/A
         subsidiaries and George E. Ranstead, dated as of November 9, 1994 - Incorporated by reference from Exhibit 10.33 of Form
         10-K of the Company dated March 28, 1995, Commission File
         No. 0-17609

10.34    Employment Agreement between one of the Company's                 N/A
         subsidiaries and David S. Orr, dated as of November 9, 1994 - Incorporated by reference from Exhibit 10.34 of Form 10-K of the Company dated March 28, 1995, Commission File No. 0-17609

                                  INDEX TO EXHIBITS
                                     (continued)


Exhibit                                                               Sequential
Number        Description                                             Page No.
- -------       -----------                                             ----------

10.35    Deferred Compensation Agreement between one of the                N/A
         Company's subsidiaries and David S. Orr, dated as of November 9, 1994 - Incorporated by reference from Exhibit
         10.35 of Form 10-K of the Company dated March 28, 1995,
         Commission File No. 0-17609

10.36    Employment Agreement Amendment entered into between a              35
         Subsidiary of the Company and each of John A. Clark, Kevin J. Acker, Craig R. Acker, Keith W. Acker and Alana S.
         Acker, each agreement dated as of August 8, 1995.

10.37    Employment Agreement Amendment entered into between a              41
         Subsidiary of the Company and each of Michael P. Brosnahan, Duane G. Debs, Stanley C. Celner, Jr., Timothy P. Dineen,
         Pamela N. Greening, Steven A. Jennrich, David S. Orr, George Ranstead, Gregory M. Ruffolo, Jacqueline R. Weigand and
         Gregory L. Young, each agreement dated as of August 8, 1995.

11       Statement regarding computations of earnings per share             47
         for the Registrant

13       Annual Report to Shareholders of the Company for fiscal            48
         year ended December 31, 1995

21       Subsidiaries of Registrant                                         88

27       Financial Data Schedule                                            89