Form 10-Q
period 1996-03-31
WEST SUBURBAN BANCORP INC
filed 1996-05-15
CIK 805080

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

/X/              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarterly Period ended March 31, 1996

                                          OR

/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    For transition period from         to
                                               -------     -------

                           Commission File Number  0-17609

                             WEST SUBURBAN BANCORP, INC.
                 ----------------------------------------------
                (Exact name of Registrant as specified in its charter)


                 ILLINOIS                         36-3452469
- -----------------------------------   ------------------------------------------
(State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

711 SOUTH MEYERS ROAD, LOMBARD, ILLINOIS                          60148
- -------------------------------------------------------   ---------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:  (708) 629-4200
- -------------------------------------------------- ----------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

    Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

1,000,000 shares of Common Stock, Class A, no par value, were authorized and 347,015 shares were issued and outstanding as of March 31, 1996.

1,000,000 shares of Common Stock, Class B, no par value, were authorized and 85,480 shares were issued and outstanding as of March 31, 1996.


                                 Page 1 of 20 pages;
                          Exhibit Index appears at page 18.

                             WEST SUBURBAN BANCORP, INC.

                              Form 10-Q Quarterly Report

                                  Table of Contents


                                       PART I
                                                                     Page Number

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .3
Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . . . . .9


                                       PART II
Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 16
Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . 16
Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . 16
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . 16
Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . 16
Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 16


Form 10-Q Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . . 17

                                        PART I
ITEM 1.     FINANCIAL STATEMENTS

                     WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                (Dollars in thousands)
                                     (UNAUDITED)



                                                                                     March 31,             December 31,
                                                                                       1996                    1995
                                                                              -------------------      -------------------
ASSETS
Cash and due from banks                                                               $46,004                  $50,094
Interest-bearing deposits in financial institutions                                       132                      141
Federal funds sold                                                                     36,582                   38,110
                                                                              -------------------      -------------------
   Total cash and cash equivalents                                                     82,718                   88,345
Investment securities:
   Available for sale (amortized cost of $140,187 in
      1996 and $134,139 in 1995)                                                      138,438                  134,519
   Held to maturity (fair value of $109,886 in
      1996 and $116,199 in 1995)                                                      112,174                  116,037
Loans, less allowance for loan losses of $9,270 in 1996 and
   $8,900 in 1995                                                                     760,004                  760,687
Premises and equipment, net                                                            29,269                   29,206
Other real estate                                                                       8,138                    8,317
Accrued interest and other assets                                                      17,311                   17,238
                                                                              -------------------      -------------------
      TOTAL ASSETS                                                                 $1,148,052               $1,154,349
                                                                              -------------------      -------------------
                                                                              -------------------      -------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing                                                               $105,823                 $104,821
   Interest-bearing                                                                   911,999                  924,968
                                                                              -------------------      -------------------
      Total deposits                                                                1,017,822                1,029,789
Accrued interest and other liabilities                                                 18,491                   14,392
                                                                              -------------------      -------------------
        TOTAL LIABILITIES                                                           1,036,313                1,044,181
                                                                              -------------------      -------------------

Shareholders' equity
   Common Stock, Class A, no par value; 1,000,000 shares
      authorized; 347,015 shares issued and outstanding                                 2,774                    2,774
   Common Stock, Class B, no par value; 1,000,000 shares
      authorized; 85,480 shares issued and outstanding                                    683                      683
   Surplus                                                                             38,066                   38,066
   Retained earnings                                                                   71,269                   68,416
   Unrealized (loss) gain on securities available for sale, net of taxes               (1,053)                     229
                                                                              -------------------      -------------------
      TOTAL SHAREHOLDERS' EQUITY                                                      111,739                  110,168
                                                                              -------------------      -------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $1,148,052               $1,154,349
                                                                              -------------------      -------------------
                                                                              -------------------      -------------------


The accompanying notes are an integral part of the consolidated financial statements

                     WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                    (Dollars in thousands, except per share data)
                                     (UNAUDITED)



                                                                                         1996                     1995
                                                                              -------------------      -------------------
INTEREST INCOME
   Loans, including fees                                                              $17,915                  $15,597
                                                                              -------------------      -------------------
   Investment securities:
      Taxable                                                                           3,253                    3,236
      Nontaxable                                                                          463                      305
                                                                              -------------------      -------------------
         Total investment securities                                                    3,716                    3,541
   Deposits in financial institutions                                                      20                       13
   Federal funds sold                                                                     370                       41
                                                                              -------------------      -------------------
         Total interest income                                                         22,021                   19,192
                                                                              -------------------      -------------------
INTEREST EXPENSE
   Deposits                                                                             9,157                    8,004
   Other                                                                                   90                      219
                                                                              -------------------      -------------------
         Total interest expense                                                         9,247                    8,223
                                                                              -------------------      -------------------
         Net interest income                                                           12,774                   10,969
PROVISION FOR LOAN LOSSES                                                                 458                      463
                                                                              -------------------      -------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                    12,316                   10,506
                                                                              -------------------      -------------------
OTHER OPERATING INCOME
   Service fees                                                                           863                      857
   Net realized gain (loss) on sales of securities available for sale                     351                      (46)
   Trust fees                                                                             105                      137
   Net gain on sale of loans originated for sale                                           29                        9
   Loan servicing                                                                         239                      232
   Other                                                                                  689                      600
                                                                              -------------------      -------------------
         Total other operating income                                                   2,276                    1,789
                                                                              -------------------      -------------------
OTHER OPERATING EXPENSE
   Salaries and employee benefits                                                       3,740                    3,277
   Occupancy                                                                              716                      589
   Furniture and equipment                                                                693                      635
   FDIC insurance premiums                                                                 76                      517
   Professional fees                                                                      284                      324
   Other real estate                                                                      706                      789
   Other                                                                                1,459                    1,191
                                                                              -------------------      -------------------
         Total other operating expense                                                  7,674                    7,322
                                                                              -------------------      -------------------
INCOME BEFORE INCOME TAXES                                                              6,918                    4,973
Income taxes                                                                            2,335                    2,006
                                                                              -------------------      -------------------
NET INCOME                                                                             $4,583                   $2,967
                                                                              -------------------      -------------------
                                                                              -------------------      -------------------

NET INCOME PER SHARE                                                                   $10.60                    $6.86
                                                                              -------------------      -------------------
                                                                              -------------------      -------------------


CASH DIVIDENDS DECLARED PER SHARE                                                       $4.00                    $3.75
                                                                              -------------------      -------------------
                                                                              -------------------      -------------------


The accompanying notes are an integral part of the consolidated financial statements

                     WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                (Dollars in thousands)
                                     (UNAUDITED)



                                                                                              1996                     1995
                                                                                   -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                               $4,583                   $2,967
                                                                                   -------------------      -------------------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                                                         721                      642
         Provision for loan losses                                                             458                      463
         Provision for deferred income taxes                                                 1,094                    1,058
         Net premium amortization and discount accretion of investment
           securities                                                                          112                      135
         Net realized (gain) loss on sales of investment securities available
           for sale                                                                           (351)                      46
         Gain on sale of loans held for sale                                                   (29)                      (9)
         Sale of loans held for sale                                                         2,635                      294
         Origination of loans held for sale                                                 (3,994)                    (996)
         Loss (gain) on sale of premises and equipment                                          20                      (13)
         Loss on sale of other real estate                                                       5                     ----
         (Increase) decrease in other assets                                                (1,117)                   1,549
         Increase in other liabilities                                                       3,940                      833
                                                                                   -------------------      -------------------
               Total adjustments                                                             3,494                    4,002
                                                                                   -------------------      -------------------
               NET CASH PROVIDED BY OPERATING ACTIVITIES                                     8,077                    6,969
                                                                                   -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment securities available for sale:
   Proceeds from sales                                                                      13,306                    1,992
   Proceeds from maturities                                                                  8,914                    3,725
   Purchases                                                                               (27,210)                    ----
  Investment securities held to maturity:
   Proceeds from maturities                                                                 33,381                      182
   Purchases                                                                               (29,490)                  (2,000)
  Net decrease (increase) in loans                                                           1,251                   (5,753)
  Purchases of premises and equipment                                                         (810)                    (909)
  Proceeds from sale of premises and equipment                                                   5                       13
  Proceeds from sale of other real estate                                                      536                      527
                                                                                   -------------------      -------------------
      NET CASH USED IN INVESTING ACTIVITIES                                                   (117)                  (2,223)
                                                                                   -------------------      -------------------


The accompanying notes are an integral part of the consolidated financial statements

                     WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (CONTINUED)
                                (Dollars in thousands)
                                     (UNAUDITED)



                                                                                         1996                     1995
                                                                              -------------------      -------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in demand deposits, NOW accounts
      and savings accounts                                                             $6,357                 ($25,310)
   Net (decrease) increase in certificates of deposit                                 (18,324)                   7,988
   Increase in federal funds purchased                                                   ----                    1,590
   Decrease in FHLB advances                                                             ----                   (4,240)
   Cash dividends paid                                                                 (1,621)                  (1,514)
                                                                              -------------------      -------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                        (13,588)                 (21,486)
                                                                              -------------------      -------------------

   Net increase in cash and cash equivalents                                           (5,628)                 (16,740)
   Cash and cash equivalents at beginning of period                                    88,346                   50,043
                                                                              -------------------      -------------------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          82,718                   33,303
                                                                              -------------------      -------------------
                                                                              -------------------      -------------------

   Supplemental cash flow information:
      Cash paid during the period for:
        Interest on deposits and other borrowings                                      $9,300                   $7,969
      Transfers from loans to other real estate                                          $362                     $654


The accompanying notes are an integral part of the consolidated financial statements

                     WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of West Suburban Bancorp, Inc. (the "Parent") and its subsidiaries (collectively, the "Subsidiaries" and together with the Parent, the "Company"): West Suburban Bank; West Suburban Bank of Downers Grove/Lombard; West Suburban Bank of Darien; West Suburban Bank of Carol Stream/Stratford Square; and West Suburban Bank of Aurora, F.S.B. ("WSB Aurora"). Significant intercompany accounts and transactions have been eliminated. The unaudited interim consolidated financial statements include the accounts of the Company and are prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual financial statements have been omitted. The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the latest Annual Report on Form 10-K filed by the Company. The consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. Certain amounts reported in prior periods have been reclassified to conform to the 1996 presentation.

NOTE 2 - SECURITIES

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

During the first three months of 1996, the Company's unrealized loss, net of taxes, on securities available for sale increased $1.3 million from a gain of $.2 million at December 31, 1995 to a loss of ($1.1) million at March 31, 1996.

NOTE 3 - OUTSTANDING LINES OF CREDIT AVAILABLE - (Dollars in thousands)


                                  March 31, 1996         December 31, 1995
                               -------------------   -----------------------
Home equity lines                         83,127                    88,804
Commercial loans in process              167,303                   187,181
Visa credit lines                         50,161                    49,074
                               -------------------   -----------------------
   Total commitments                     300,591                   325,059
                               -------------------   -----------------------
                               -------------------   -----------------------


The Company had $8.1 million and $4.4 million of commitments to originate residential mortgage loans as of March 31, 1996 and December 31, 1995, respectively.

NOTE 4 - OTHER REAL ESTATE

Other real estate includes properties acquired in partial or total settlement of problem loans. The properties are recorded at the lower of cost or fair value less estimated selling costs at the date acquired. Losses arising at the time of acquisition of such properties are charged to the allowance for loan losses. Any subsequent decline in value is charged to current operations. The revenue received from, and expenses incurred in, maintaining such properties are also included in current operations. The amounts the Company could ultimately recover from other real estate could differ materially from the amounts used in determining the net carrying value of the assets because of future market factors beyond the Company's control or changes in the

Company's strategy for recovering its investment. Management believes the net carrying value of its other real estate at March 31, 1996 is a reasonable estimate of the ultimate value of the other real estate.

NOTE 5 - ADOPTION OF NEW ACCOUNTING STANDARDS

In March 1995, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires that long-lived assets and certain identifiable intangibles that are used in operations be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets might not be recoverable. SFAS 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. The Company adopted SFAS 121 on January 1, 1996. The adoption of SFAS has not had a material impact on the Company's financial condition and its results of operations.

In May 1995, FASB issued SFAS 122, "Accounting for Mortgage Servicing Rights", which requires certain accounting for mortgage servicing rights and the valuation and recognition of impairment of mortgage servicing rights. SFAS 122 is effective for fiscal years beginning after December 15, 1995. The Company adopted SFAS 122 on January 1, 1996. The adoption of SFAS 122 has not had a material impact on the Company and its results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BALANCE SHEET ANALYSIS

ASSET DISTRIBUTION. Total assets decreased slightly to $1,148.0 million at March 31, 1996 from $1,154.3 million at December 31, 1995. Total cash and cash equivalents decreased by $5.6 million to $82.7 million at March 31, 1996 from $88.3 million at December 31, 1995. Aggregate holdings in investment securities remained level for the three month period at March 31, 1996. The Company's objectives in managing its securities portfolio are driven by the dynamics of the entire balance sheet and general economic conditions including the interest rate environment. In managing its portfolio, the Company seeks to minimize credit risk while achieving an acceptable rate of return.

Total loans decreased $.3 million to $769.3 million at March 31, 1996 from $769.6 million at December 31, 1995. The Company will attempt to remain competitive in its market by offering competitive rates on its loan products. Although the Company promotes its loan products when appropriate, management's policy is to not compromise its credit evaluation standards or its net interest margins to attract new business.

ALLOWANCE FOR LOAN LOSSES AND ASSET QUALITY. Management attempts to maintain the allowance for loan losses at a level adequate to absorb anticipated loan losses. The allowance is an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. In determining the proper level for the allowance, management evaluates the adequacy of the allowance based on past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral and current and prospective economic conditions. The allowance for loan losses increased $.4 million to $9.3 million at March 31, 1996 from $8.9 million at December 31, 1995. The ratio of the allowance for loan losses to total loans outstanding increased at March 31, 1996 to 1.21% compared to 1.16% at December 31, 1995. Nonperforming loans decreased $1.9 million (15.8%) to $10.0 million at March 31, 1996 from $11.9 million at December 31, 1995. As of March 31, 1996 and December 31, 1995, total nonperforming loans to net loans were 1.3% and 1.6%, respectively.

The following table presents an analysis of the Company's nonperforming loans for the periods stated (dollars in thousands):



                                              MARCH 31, 1996          December 31, 1995     Dollar Change
                                        ----------------------  -------------------------  ----------------
Nonaccrual loans                                        $348                       $488            (140)
Accruing loans 90 days past due                        9,666                     11,405          (1,739)
                                        ----------------------  -------------------------  ----------------
  Total nonperforming loans                           10,014                     11,893          (1,879)
                                        ----------------------  -------------------------  ----------------
                                        ----------------------  -------------------------  ----------------
Nonperforming loans as a percent
  of net loans                                          1.3%                       1.6%             ---
Other real estate                                     $8,138                     $8,317           ($179)
                                        ----------------------  -------------------------  ----------------
                                        ----------------------  -------------------------  ----------------


The following table presents an analysis of the Company's Provision for Loan Losses for the periods stated (dollars in thousands):



                                              1996                                1995
                                        -----------  ---------------------------------------------------
                                         1st Qtr.     4th  Qtr.     3rd Qtr.     2nd Qtr.     1st Qtr.
                                        -----------  ---------------------------------------------------
Provision-quarter                            $458          $462         $463         $462         $463
Provision-year                                458         1,850        1,388          925          463
Net chargeoffs-quarter                         88           316          832          101          146
Net chargeoffs-year                            88         1,395        1,079          247          146
Allowance at period end                     9,270         8,900        8,754        9,123        8,762
Allowance to period end total loans         1.21%         1.16%        1.15%        1.23%        1.21%


LIABILITY DISTRIBUTION. Total liabilities decreased $7.9 million (.8%) to $1,036.3 million at March 31, 1996 from $1,044.2 million at December 31, 1995. This decrease was primarily due to decreases in deposits which were partially offset by increases in other liabilities.

Balances in the Company's major categories of deposits are summarized in the following table (dollars in thousands):



                                                                                      Dollar      Percent
                                       March 31, 1996     December 31, 1995           Change       Change
                                      -----------------  --------------------  ---------------  -----------
Demand and other noninterest-bearing         $105,823              $104,821           1,002         1.0%
NOW accounts                                  182,497               191,626          (9,129)       (4.8)%
Money market savings                          355,197               340,714          14,483         4.3%
Time, $100,000 and over                        53,228                68,063         (14,835)      (21.8)%
Time, other                                   321,077               324,565          (3,488)       (1.1)%
                                      -----------------  --------------------  ---------------  -----------
   Total                                   $1,017,822            $1,029,789        ($11,967)      (1.20)%
                                      -----------------  --------------------  ---------------  -----------
                                      -----------------  --------------------  ---------------  -----------


The net increase in short term deposits and decrease in certificates of deposit is primarily due to increased competition for savings with investors closely monitoring the interest rate environment.

The Company attempts to remain highly competitive in its market by offering competitive rates on its savings and certificate of deposit products. Although the Company promotes its savings products when appropriate, management does not intend to compromise its net interest margin to attract deposits.

SHAREHOLDERS' EQUITY. Shareholders' equity increased $1.5 million (1.4%) to $111.7 million at March 31, 1996 from $110.2 million at December 31, 1995. This increase was the result of the net retention of 1996 earnings of $2.8 million offset by the increase in unrealized loss on securities available for sale of $1.3 million (net of taxes) to a loss of $1.1 million at March 31, 1996 from a gain of ($.2) million at December 31, 1995.

CAPITAL RESOURCES

The Company's capital ratios as well as those of its subsidiaries as of March 31, 1996 are presented below. All such ratios are in excess of the regulatory capital requirements which call for a minimum total risk-based capital ratio of 8% for the Company and each of its subsidiaries (at least one half of the minimum total risk-based capital must consist of tier 1 capital), a minimum leverage ratio (3% for the most highly rated banks that do not expect significant growth; all other institutions are required to maintain a minimum leverage capital ratio of 4% to 5% depending on their particular circumstances and risk profiles) for the Company and its bank subsidiaries and a minimum tangible capital ratio and core capital ratio of 1.5% and 3%, respectively, for the Company's thrift subsidiary. Bank holding companies and their subsidiaries are generally expected to operate at or above the minimum capital requirements and the ratios shown below are in excess of regulatory minimums and should allow the Company and its subsidiaries to operate without capital adequacy concerns.

The following table sets forth selected regulatory capital ratios of the Company and the bank subsidiaries at March 31, 1996:



                                                                  Tier 1          Total
                                                                Risk-Based      Risk-Based       Leverage
Institution                                                      Capital         Capital          Capital
- -----------                                                      --------        --------         --------

West Suburban Bancorp, Inc.                                       12.03%          13.04%           9.78%
West Suburban Bank                                                10.91%          11.97%           8.53%
West Suburban Bank of Downers Grove/Lombard                       14.59%          15.83%           9.79%
West Suburban Bank of Darien                                      12.70%          13.87%           8.38%
West Suburban Bank of Carol Stream/Stratford Square               12.88%          13.88%           7.98%


At March 31, 1996 WSB Aurora maintained a core capital ratio of 10.70%, a tangible capital ratio of 13.95% and a total risk-based capital ratio of 15.09%.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") provided the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. Management has been advised that as of March 31, 1996 and December 31, 1995, each of the subsidiaries qualified as a "well-capitalized" institution.

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

These assets include interest-bearing deposits in financial institutions, federal funds sold and investment securities available for sale. As of March 31, 1996 and December 31, 1995, liquid assets represented 19.3% of total assets. The Company experienced a decrease in cash and cash equivalents of $5.6 million (6.4%) to $82.7 million at March 31, 1996 from $88.3 million at December 31, 1995. This was primarily due to a decrease in cash and due from banks of $4.1 million from $50.1 million at December 31, 1995 to $46.0 million at March 31, 1996. Federal funds sold declined $1.5 million from $38.1 million at December 31, 1995 to $36.6 million at March 31, 1996. Investment securities available for sale increased $3.9 million from $134.5 million at December 31, 1995 to $138.4 million at March 31, 1996.

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

Listed below are the balances in the major categories of the rate sensitive assets and liabilities that are subject to repricing as of March 31, 1996 (dollars in thousands):



                                                              Over three
                                                  Three        months to     Over one
                                                  months        twelve        year to        Over
                                                 or less        months      five years    five years        Total
                                             -------------------------------------------------------------------------
Rate sensitive assets:
  Interest-bearing deposits in financial
    institutions                                     $132          $---          $---          $---            $132
  Federal funds sold                               36,582           ---           ---           ---          36,582
  Investment securities                            17,705        49,684       139,966        43,257         250,612
  Loans                                           268,449       376,834           496       123,147         768,926
                                             -------------------------------------------------------------------------
    Total                                        $322,868      $426,518      $140,462      $166,404      $1,056,252
                                             -------------------------------------------------------------------------
                                             -------------------------------------------------------------------------

Rate sensitive liabilities:
  Money market savings                           $355,198          $---          $---           $---       $355,198
  NOW accounts                                    182,496           ---           ---            ---        182,496
  Time deposits:
    Less than $100,000                            123,826       107,433        89,818            ---        321,077
    $100,000 and over                              29,645        11,687           ---         11,896         53,228
                                             -------------------------------------------------------------------------
    Total                                        $691,165      $119,120       $89,818        $11,896       $911,999
                                             -------------------------------------------------------------------------
                                             -------------------------------------------------------------------------

Interest sensitivity gap                        ($368,297)     $307,398       $50,644       $154,508           $---
Cumulative interest sensitivity gap             ($368,297)     ($60,899)     ($10,255)      $144,253       $144,253
Cumulative interest-earning assets as a
  percentage of cumulative interest-bearing
  liabilities                                       46.7%         92.5%         98.9%         115.8%
Cumulative interest sensitivity gap as a
  percentage of total assets                       (32.1%)        (5.3)%        (0.9)%         12.6%


The above table does not necessarily indicate the future impact of general interest rate movements on the Company's net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times and at different rate levels. Assets and liabilities are reported in the earliest time frame in which maturity or repricing may occur. The consolidated interest rate sensitivity position of the Company within the one year window at March 31, 1996 reflects cumulative net interest-earning assets compared to cumulative net interest-bearing liabilities of 92.5% and cumulative net interest-earning assets that reprice or mature within one year compared to similarly sensitive liabilities of negative 5.3%. The percentage indicated for the cumulative net interest-earning assets as a percentage of net interest-bearing liabilities are well within the Company's target range of acceptable gap values for the three month to twelve month time frames.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

NET INCOME. The Company's net income for the three months ended March 31, 1996 and 1995 was approximately $4.6 million and $3.0 million, respectively. This represents an increase of $1.6 million (54.5%) for the 1996 period when compared to the same period in 1995. The Company's net interest income increased $1.8 million (16.5%) to $12.8 million for the three months ended March 31, 1996 from $11.0 million for the same period ended in 1995. This increase was primarily due to increases in the loan portfolio. The Company also experienced a net increase in gains on sale of investment securities available for sale of $.4 million during this period. These increases to income were partially offset by increases to total other operating expenses of $.4 million and income tax expense of $.3 million.

INTEREST INCOME. Total interest income, on a tax equivalent basis, increased $2.9 million for the three months ended March 31, 1996 compared to the same period in 1995. This increase resulted from an increase of $2.1 million from volume increases and $.8 million from rate increases. The principal component of this increase was interest on loans which rose by $2.3 million. Of this increase, $1.3 million was attributable to higher volume and $1.0 million was due to increases in interest rates.

INTEREST EXPENSE. Total interest expense increased $1.0 million for the three months ended March 31, 1996 compared to the same period during 1995. Interest on deposits increased $1.1 million during this time. Of this increase $1.0 million was due to higher average balances while $.1 million was due to higher interest rates.

The following table reflects the extent to which changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest rates have affected net interest income on a tax equivalent basis for the period ended March 31, 1996 as compared to the same period in 1995 (dollars in thousands):



                                                       CHANGE IN:
INTEREST INCOME                                          VOLUME            RATE           TOTAL
                                                      --------------  --------------  ------------
Interest-bearing deposits in financial institutions            $4              $3            $7
Federal funds sold                                            334              (5)          329
Investment securities                                         476            (217)          259
Loans                                                       1,315           1,033         2,348
                                                      --------------  --------------  ------------
    Total interest income                                   2,129             814         2,943
                                                      --------------  --------------  ------------
INTEREST EXPENSE
Interest-bearing deposits                                   1,009             144         1,153
Borrowed funds                                               (111)            (18)         (129)
                                                      --------------  --------------  ------------
    Total interest expense                                    898             126         1,024
                                                      --------------  --------------  ------------
    Net interest income                                    $1,231            $688        $1,919
                                                      --------------  --------------  ------------
                                                      --------------  --------------  ------------


The following table presents an analysis of the Company's interest-earning assets and interest-bearing liabilities volumes for the periods stated on a cumulative basis as of the date indicated (dollars in thousands):



                                             1996                              1995
                                      -------------  ---------------------------------------------------
                                         March 31       Dec. 31     Sept. 30      June 30     March 31
                                      -------------  ---------------------------------------------------
Average loans                            $773,446      $736,397     $730,563     $724,421     $716,970
Average interest-earning assets         1,050,595       993,596      976,971      956,677      941,531
Average noninterest-bearing deposits      101,799       100,269       99,250       96,742       94,415
Average interest-bearing deposits         898,298       855,657      842,041      824,055      808,883
Average deposits                        1,000,097       955,926      941,291      920,797      903,298
Average interest-bearing liabilities      905,176       862,262      849,448      833,416      823,383


PROVISION FOR LOAN LOSSES. The Company's provision for loan losses remained level at approximately $.5 million for the three month periods ended March 31, 1996 and 1995. The provision for loan losses is based on management's determination that the allowance for loan losses (after giving effect to the provision) was adequate and general economic conditions in the Company's primary market. A more detailed discussion concerning the allowance for loan losses is presented in the Allowance for Loan Losses and Asset Quality section of this report.

OTHER OPERATING INCOME. Total other income increased $.5 million (27.2%) for the three months ended March 31, 1996 compared to the same period in 1995. This increase was primarily due to the gain on sales of investment securities available for sale of $.4 million during this period.

OTHER OPERATING EXPENSE. Total other expense increased $.4 million (4.8%) for the three months ended March 31, 1996 compared to the same period in 1995. Salary and employee benefits increased $.5 million due primarily to the opening of new facilities. Other operating expenses increased $.3 million during this same period. This was primarily due to increases in postage and freight and supplies expense. FDIC insurance premiums declined $.4 million due to changes in the rate structure for deposit insurance and the determination that the Company's bank subsidiaries qualify to pay the lowest deposit insurance rates available from the FDIC. Occupancy expense and furniture and equipment expense increased $.1 million for the three months ended March 31, 1996. These increases were primarily due to expenses incurred with the opening and operation of new facilities.

INCOME TAXES. Income tax expense increased $.3 million (16.4%) for the three months ended March 31, 1996 to $2.3 million from $2.0 million compared to the same period in 1995. The increase was principally due to higher taxable income and was offset by provisions made during the first three months of 1995 for potential adjustments to prior years' income tax returns.

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

None

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

A.    Exhibits

      27    Financial Data Schedule

B. Reports on Form 8-K - The Company did not file a report on Form 8-K during the three months ended March 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            WEST SUBURBAN BANCORP, INC.
                                            (Registrant)


Date: May 14, 1996
                                            /s/     Kevin J. Acker
                                             -----------------------------------
                                                       KEVIN J. ACKER
                                                    CHAIRMAN OF THE BOARD



                                            /s/     Duane G. Debs
                                             -----------------------------------
                                                          DUANE G. DEBS
                                                  CHIEF ACCOUNTING OFFICER AND
                                                     CHIEF FINANCIAL OFFICER

                                  INDEX OF EXHIBITS

                                                                      Sequential
                                                                       Page No.

27.                Financial Data Schedule                               19