Form 10-Q
period 1996-06-30
WEST SUBURBAN BANCORP INC
filed 1996-08-14
CIK 805080

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

    /X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                     For the Quarterly Period ended June 30, 1996

                                          OR

    / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                 For transition period from __________ to __________

                           Commission File Number 0 -17609

                             WEST SUBURBAN BANCORP, INC.
                      ------------------------------------------
                (Exact name of Registrant as specified in its charter)


                 ILLINOIS                         36-3452469
- ---------------------------------       ---------------------------------------
(State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

711 SOUTH MEYERS ROAD, LOMBARD, ILLINOIS                       60148
- --------------------------------------------------        ---------------------
(Address of principal executive offices)                  (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (630) 629-4200
- -------------------------------------------------------------------

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

1,000,000 shares of Common Stock, Class A, no par value, were authorized and 347,015 shares were issued and outstanding as of June 30, 1996.

1,000,000 shares of Common Stock, Class B, no par value, were authorized and 85,480 shares were issued and outstanding as of June 30, 1996.

                             WEST SUBURBAN BANCORP, INC.

                              Form 10-Q Quarterly Report

                                  Table of Contents


                                       PART I

                                                                     Page Number

Item 1.  Financial Statements.................................................3
Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................10


                                       PART II


Item 1.  Legal Proceedings...................................................17
Item 2.  Changes in Securities...............................................17
Item 3.  Defaults Upon Senior Securities.....................................17
Item 4.  Submission of Matters to a Vote of Security Holders.................17
Item 5.  Other Information...................................................17
Item 6.  Exhibits and Reports on Form 8-K....................................17


Form 10-Q Signature Page......................................................18

                                        PART I
ITEM 1.  FINANCIAL STATEMENTS

                     WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                (Dollars in thousands)
                                     (UNAUDITED)

                                                           JUNE 30,          DECEMBER 31,
                                                            1996                1995
                                                        -------------       -------------
ASSETS
Cash and due from banks                                       $55,862             $50,094
Interest-bearing deposits in financial institutions               318                 141
Federal funds sold                                                830              38,110
                                                        -------------       -------------
  Total cash and cash equivalents                              57,010              88,345
Investment securities:
  Available for sale (amortized cost of $131,956 in
    1996; $134,139 in 1995)                                   129,215             134,519
  Held to maturity (fair value of $127,303 in
    1996; $116,199 in 1995)                                   129,665             116,037
Loans, less allowance for loan losses of $9,490 in 1996;
  $8,900 in 1995                                              779,725             760,687
Premises and equipment, net                                    30,205              29,206
Other real estate                                               7,899               8,317
Accrued interest and other assets                              20,912              17,238
                                                        -------------       -------------
    TOTAL ASSETS                                           $1,154,631          $1,154,349
                                                        -------------       -------------
                                                        -------------       -------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
  Noninterest-bearing                                        $105,250            $104,821
  Interest-bearing                                            905,261             924,968
                                                        -------------       -------------
    Total deposits                                          1,010,511           1,029,789
FHLB advances                                                  10,745                ----
Federal funds purchased                                           960                ----
Accrued interest and other liabilities                         17,672              14,392
                                                        -------------       -------------
    TOTAL LIABILITIES                                       1,039,888           1,044,181
                                                        -------------       -------------

Shareholders' equity
  Common Stock, Class A, no par value; 1,000,000 shares
    authorized;  347,015 shares issued and outstanding          2,774               2,774
  Common Stock, Class B, no par value; 1,000,000 shares
    authorized; 85,480 shares issued and outstanding              683                 683
  Surplus                                                      38,066              38,066
  Retained earnings                                            74,814              68,416
  Unrealized (loss) gain on securities available for sale,
    net of taxes                                               (1,594)                229
                                                        -------------       -------------
    TOTAL SHAREHOLDERS' EQUITY                                114,743             110,168
                                                        -------------       -------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $1,154,631          $1,154,349
                                                        -------------       -------------
                                                        -------------       -------------



The accompanying notes are an integral part of the consolidated financial statements.

                  WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                   (Dollars in thousands, except per share data)
                                   (UNAUDITED)


                                                                1996                1995
                                                        -------------       -------------
INTEREST INCOME
  Loans, including fees                                       $35,182             $32,750
                                                        -------------       -------------
  Investment securities:
    Taxable                                                     6,528               6,514
    Nontaxable                                                    956                 621
                                                        -------------       -------------
      Total investment securities                               7,484               7,135
  Deposits in financial institutions                               38                  28
  Federal funds sold                                              695                 299
                                                        -------------       -------------
      Total interest income                                    43,399              40,212
                                                        -------------       -------------
INTEREST EXPENSE
  Deposits                                                     17,898              17,463
  Other                                                           247                 314
                                                        -------------       -------------
      Total interest expense                                   18,145              17,777
                                                        -------------       -------------
      Net interest income                                      25,254              22,435
PROVISION FOR LOAN LOSSES                                         796                 925
                                                        -------------       -------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            24,458              21,510
                                                        -------------       -------------
OTHER OPERATING INCOME
  Service fees                                                  1,784               1,776
  Net realized gain on sales of securities available for sale     369                  79
  Trust fees                                                      128                 194
  Net gain on sale of loans originated for sale                    71                  24
  Loan servicing                                                  465                 472
  Other                                                         2,646               1,228
                                                        -------------       -------------
      Total other operating income                              5,463               3,773
                                                        -------------       -------------
OTHER OPERATING EXPENSE
  Salaries and employee benefits                                7,194               6,456
  Occupancy                                                     1,348               1,199
  Furniture and equipment                                       1,335               1,190
  FDIC insurance premiums                                         151               1,035
  Professional fees                                               508                 703
  Other real estate                                             1,243               1,333
  Other                                                         2,876               2,588
                                                        -------------       -------------
      Total other operating expense                            14,655              14,504
                                                        -------------       -------------
INCOME BEFORE INCOME TAXES                                     15,266              10,779
Income taxes                                                    5,408               4,385
                                                        -------------       -------------
NET INCOME                                                     $9,858              $6,394
                                                        -------------       -------------
                                                        -------------       -------------

NET INCOME PER SHARE                                           $22.79              $14.78
                                                        -------------       -------------
                                                        -------------       -------------

CASH DIVIDENDS DECLARED PER SHARE                               $8.00               $7.50
                                                        -------------       -------------
                                                        -------------       -------------

The accompanying notes are an integral part of the consolidated financial statements.

                 WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                           (Dollars in thousands)
                                (UNAUDITED)

                                                                1996                1995
                                                        -------------       -------------
INTEREST INCOME
  Loans, including fees                                       $17,266             $17,153
                                                        -------------       -------------
  Investment securities:
    Taxable                                                     3,275               3,277
    Nontaxable                                                    493                 317
                                                        -------------       -------------
      Total investment securities                               3,768               3,594
  Deposits in financial institutions                               18                  15
  Federal funds sold                                              326                 258
                                                        -------------       -------------
      Total interest income                                    21,378              21,020
                                                        -------------       -------------
INTEREST EXPENSE
  Deposits                                                      8,741               9,459
  Other                                                           157                  95
                                                        -------------       -------------
      Total interest expense                                    8,898               9,554
                                                        -------------       -------------
      Net interest income                                      12,480              11,466
PROVISION FOR LOAN LOSSES                                         338                 462
                                                        -------------       -------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            12,142              11,004
                                                        -------------       -------------
OTHER OPERATING INCOME
  Service fees                                                    921                 919
  Net realized gain on sales of securities available for sale      18                 125
  Trust fees                                                       23                  56
  Net gain on sale of loans originated for sale                    43                  15
  Loan servicing                                                  226                 239
  Other                                                         1,956                 629
                                                        -------------       -------------
      Total other operating income                              3,187               1,983
                                                        -------------       -------------
OTHER OPERATING EXPENSE
  Salaries and employee benefits                                3,454               3,179
  Occupancy                                                       633                 609
  Furniture and equipment                                         641                 555
  FDIC insurance premiums                                          75                 517
  Professional fees                                               225                 378
  Other real estate                                               537                 544
  Other                                                         1,417               1,398
                                                        -------------       -------------
      Total other operating expense                             6,982               7,180
                                                        -------------       -------------
INCOME BEFORE INCOME TAXES                                      8,347               5,807
Income taxes                                                    3,073               2,379
                                                        -------------       -------------
NET INCOME                                                     $5,274              $3,428
                                                        -------------       -------------
                                                        -------------       -------------

NET INCOME PER SHARE                                           $12.19               $7.92
                                                        -------------       -------------
                                                        -------------       -------------

CASH DIVIDENDS DECLARED PER SHARE                               $4.00               $3.75
                                                        -------------       -------------
                                                        -------------       -------------


The accompanying notes are an integral part of the consolidated financial statements.

                 WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                            (Dollars in thousands)
                                  (UNAUDITED)


                                                                1996                1995
                                                        -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                   $9,858              $6,394
                                                        -------------       -------------

  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                              1,476               1,304
     Provision for loan losses                                    796                 925
     Provision for deferred income taxes                        1,635               2,078
     Net premium amortization and discount accretion of
      investment securities                                       239                 251
     Net realized gain on sales of investment securities
      available for sale                                         (369)                (79)
     Gain on sale of loans held for sale                          (71)                (24)
     Sale of loans held for sale                                5,465               1,613
     Origination of loans held for sale                        (5,841)               (669)
     Loss (gain) on sale of premises and equipment                 28                 (27)
     Gain on sale of other real estate                            (20)                (17)
     (Increase) decrease in accrued interest and other assets  (5,237)              1,598
     Increase (decrease) in accrued interest and other
      liabilities                                               3,098                (547)
                                                        -------------       -------------
        Total adjustments                                       1,199               6,406
                                                        -------------       -------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES              11,057              12,800
                                                        -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment securities available for sale:
   Proceeds from sales                                         20,649               4,592
   Proceeds from maturities                                    12,460              14,069
   Purchases                                                  (29,675)             (4,092)
  Investment securities held to maturity:
   Proceeds from maturities                                    36,682               2,633
   Purchases                                                  (50,131)             (5,717)
  Net increase in loans                                       (19,885)            (26,081)
  Purchases of premises and equipment                          (2,515)             (2,788)
  Proceeds from sale of premises and equipment                     11                  27
  Proceeds from sale of other real estate                         936               1,520
                                                        -------------       -------------
      NET CASH USED IN INVESTING ACTIVITIES                  ($31,468)           ($15,837)
                                                        -------------       -------------



The accompanying notes are an integral part of the consolidated financial statements.

                 WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (CONTINUED)
                          (Dollars in thousands)
                               (UNAUDITED)


                                                                1996                1995
                                                        -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in demand deposits, NOW accounts
    and savings accounts                                      ($2,915)            ($2,212)
  Net (decrease) increase in certificates of deposit          (16,362)             33,946
  Increase in Federal funds purchased                             960                ----
  Increase (decrease) in FHLB advances                         10,745              (9,940)
  Cash dividends paid                                          (3,352)             (3,136)
                                                        -------------       -------------
   NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES        (10,924)             18,658
                                                        -------------       -------------

  Net (decrease) increase in cash and cash equivalents        (31,335)             15,621
  Cash and cash equivalents at beginning of period             88,345              50,043
                                                        -------------       -------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $57,010             $65,664
                                                        -------------       -------------
                                                        -------------       -------------

  Supplemental cash flow information:
    Cash paid during the period for:
     Interest on deposits and other borrowings                $19,477             $17,222
     Income taxes                                              $4,821              $3,601
    Transfer to other real estate                                $498                $729

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

During the first six months of 1996, the Company's unrealized loss, net of taxes, on securities available for sale increased $1.8 million to a loss of $1.6 million at June 30, 1996 from a gain of ($.2) million at December 31, 1995.

NOTE 3 - OUTSTANDING LINES OF CREDIT AVAILABLE - (Dollars in thousands)


                                  JUNE 30, 1996       December 31, 1995
                              ------------------  ----------------------
  Home equity lines                     $64,702                 $88,804
  Commercial loans in process           170,784                 187,181
  Visa credit lines                      48,717                  49,074
                              ------------------  ----------------------
    Total commitments                  $284,203                $325,059
                              ------------------  ----------------------
                              ------------------  ----------------------

The Company had $7.2 million and $4.4 million of commitments to originate residential mortgage loans as of June 30, 1996 and December 31, 1995, respectively.

NOTE 4 - OTHER REAL ESTATE

Other real estate includes properties acquired in partial or total settlement of problem loans. The properties are recorded at the lower of cost or fair value less estimated selling costs at the date acquired. Losses arising at the time of acquisition of such properties are charged to the allowance for loan losses. Any subsequent decline in value is charged to current operations. The revenue received from, and expenses incurred in, maintaining such properties are also included in current operations. The amounts the Company ultimately recovers from the sale of other real estate could differ materially from the amounts used in determining the net carrying value of the assets because the amounts ultimately recovered are affected by market factors beyond the Company's control or changes in the Company's strategy for marketing the assets. Management believes the net carrying value of its other real estate at June 30, 1996 is a reasonable estimate of the amount that the Company will ultimately recover upon disposition of the other real estate.

NOTE 5 - ADOPTION OF NEW ACCOUNTING STANDARDS

In March 1995, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires that long-lived assets and certain identifiable intangibles that are used in operations be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets might not be recoverable. SFAS 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. The Company adopted SFAS 121 on January 1, 1996. The adoption of SFAS 121 has not had a material impact on the Company's financial condition or its results of operations.

In May 1995, FASB issued SFAS 122, "Accounting for Mortgage Servicing Rights", which requires certain accounting for mortgage servicing rights and the valuation and recognition of impairment of mortgage servicing rights. SFAS 122 is effective for fiscal years beginning after December 15, 1995. The Company adopted SFAS 122 on January 1, 1996. The adoption of SFAS 122 has not had a material impact on the Company's financial condition or its results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BALANCE SHEET ANALYSIS

ASSET DISTRIBUTION. Total assets at June 30, 1996 remained nearly unchanged from total assets at December 31, 1995. Total cash and cash equivalents decreased approximately $31.3 million (35.5%) to $57.0 million at June 30, 1996 from $88.3 million at December 31, 1995. This was principally due to the decrease in Federal funds sold of approximately $37.3 million to $.8 million at June 30, 1996 from $38.1 million at December 31, 1995. Aggregate holdings in investment securities increased $8.3 million (3.3%) to $258.9 million at June 30, 1996 from $250.6 million at December 31, 1995. This was due to the Company shifting a portion of its Federal funds sold balances into investment securities, increased loan demand, and reduction in customer certificates of deposit. The Company's objectives in managing its securities portfolio are driven by the dynamics of the entire balance sheet which includes monitoring the maturity structure of its portfolio, along with general economic conditions including the interest rate environment. In managing its portfolio, the Company seeks to minimize credit risk while achieving an acceptable rate of return.

Total loans increased $19.7 million (2.6%) to $789.3 million at June 30, 1996 from $769.6 million at December 31, 1995. The Company benefitted from continued growth in the commercial sector arising from the strength of the economy, along with successful marketing of its products. The Company will attempt to remain competitive in its market by offering competitive rates on its loan products while not compromising its credit evaluation standards or net interest margins to attract new business.

ALLOWANCE FOR LOAN LOSSES AND ASSET QUALITY. The allowance is an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. In determining the proper level for the allowance, management evaluates the adequacy of the allowance based on past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral and current and prospective economic conditions. The allowance for loan losses increased $.6 million to $9.5 million at June 30, 1996 from $8.9 million at December 31, 1995. The ratio of the allowance for loan losses to total loans outstanding increased at June 30, 1996 to 1.20% compared to 1.16% at December 31, 1995. Nonperforming loans decreased $.3 million (2.3%) to $11.6 million at June 30, 1996 from $11.9 million at December 31, 1995. As of June 30, 1996 and December 31, 1995, total nonperforming loans to net loans were 1.5% and 1.6%, respectively.

The following table presents an analysis of the Company's nonperforming loans for the periods stated (dollars in thousands):

                                        JUNE 30, 1996        December 31, 1995     Dollar Change
                                    -------------------  -----------------------  ----------------
  Nonaccrual loans                                $147                    $488             ($341)
  Accruing loans 90 days past due               11,478                  11,405                73
                                    -------------------  -----------------------  ----------------
   Total nonperforming loans                   $11,625                 $11,893             ($268)
                                    -------------------  -----------------------  ----------------
                                    -------------------  -----------------------  ----------------
  Nonperforming loans as a percent
   of net loans                                    1.5%                    1.6%              ---
  Other real estate                            $ 7,899                  $8,317             ($418)
                                    -------------------  -----------------------  ----------------
                                    -------------------  -----------------------  ----------------

The following table presents an analysis of the Company's Provision for Loan Losses for the periods stated (dollars in thousands):

                                             1996                     1995
                                      ------------------- ------------------------------
                                      2nd Qtr.  1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.
                                      ------------------- ------------------------------
Provision-quarter                       $338      $458      $462      $463      $462
Provision-year                           796       458     1,850     1,388       925
Net chargeoffs-quarter                   118        88       316       832       101
Net chargeoffs-year to date              206        88     1,395     1,079       247
Allowance at period end                9,490     9,270     8,900     8,754     9,123
Allowance to period end total loans    1.20%     1.21%     1.16%     1.15%     1.23%

LIABILITY DISTRIBUTION. Total liabilities decreased $4.3 million (.4%) to $1,039.9 million at June 30, 1996 from $1,044.2 million at December 31, 1995. This decrease was primarily due to decreases in deposits which were partially offset by increases in FHLB advances of $10.7 million the excess of which was used to fund increased loan demand. The Company also experienced increases in Federal funds purchased and other liabilities of $1.0 and $3.3 million, respectively.

Balances in the Company's major categories of deposits are summarized in the following table (dollars in thousands):

                                                                              Dollar     Percent
                                     June 30, 1996    December 31, 1995       Change     Change
                                  ----------------    ------------------ ------------- ----------
Demand and other noninterest-bearing     $105,250              $104,821          $429      0.4 %
NOW accounts                              178,161               191,626       (13,465)    (7.0)%
Money market savings                      350,833               340,714        10,119      3.0 %
Time, $100,000 and over                    59,942                68,063        (8,121)   (11.9)%
Time, other                               316,325               324,565        (8,240)    (2.5)%
                                  ----------------    ------------------ ------------- ----------
    Total                              $1,010,511            $1,029,789      ($19,278)    (1.9)%
                                  ----------------    ------------------ ------------- ----------
                                  ----------------    ------------------ ------------- ----------

The Company attempts to remain highly competitive in its market by offering competitive rates on its savings and certificate of deposit products. Although the Company promotes its savings products when appropriate, management does not intend to compromise its net interest margin to attract deposits.

SHAREHOLDERS' EQUITY. Shareholders' equity increased $4.5 million (4.2%) to $114.7 million at June 30, 1996 from $110.2 million at December 31, 1995. This increase was the result of the net retention of 1996 earnings of $6.3 million offset by the increase in unrealized loss on securities available for sale of $1.8 million (net of taxes) to a loss of $1.6 million at June 30, 1996 from a gain of ($.2) million at December 31, 1995.

CAPITAL RESOURCES

The Company's capital ratios as well as those of its subsidiaries as of June 30, 1996 are presented below. All such ratios are in excess of the regulatory capital requirements which call for a minimum total risk-based capital ratio of 8% for the Company and each of its subsidiaries (at least one half of the minimum total risk-based capital must consist of tier 1 capital), a minimum leverage ratio (3% for the most highly rated banks that do not expect significant growth; all other institutions are required to maintain a minimum leverage capital ratio of 4% to 5% depending on their particular circumstances and risk profiles) for the Company and its bank subsidiaries and a minimum tangible capital ratio and core capital ratio of 1.5% and 3%, respectively, for the Company's thrift subsidiary. Bank holding companies and their subsidiaries are generally expected to operate at or above the minimum capital requirements and the ratios shown below are in excess of regulatory minimums and should allow the Company and its subsidiaries to operate without capital adequacy concerns.

The following table sets forth selected regulatory capital ratios of the Company and the bank subsidiaries at June 30, 1996:

                                                             Tier 1                 Total
                                                           Risk-Based             Risk-Based          Leverage
 Institution                                                 Capital                Capital            Capital
 -----------                                                 -------                -------            -------
 West Suburban Bancorp, Inc.                                12.08%                  13.10%            10.05%
 West Suburban Bank                                         10.27%                  11.25%             8.52%
 West Suburban Bank of Downers Grove/Lombard                14.71%                  15.96%            10.38%
 West Suburban Bank of Darien                               11.91%                  13.04%             8.85%
 West Suburban Bank of Carol Stream/Stratford Square        11.31%                  12.20%             8.09%

At June 30, 1996 WSB Aurora maintained a core capital ratio of 10.81%, a tangible capital ratio of 12.86% and a total risk-based capital ratio of 13.87%.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") provided the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. Management has been advised that as of June 30, 1996 and December 31, 1995, each of the subsidiaries qualified as a "well-capitalized" institution.

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

Generally, the Company uses cash and cash equivalents to meet its liquidity needs. Additional liquidity is provided by maintaining assets which mature within a short time-frame or which may be quickly converted to cash without significant costs. These assets include interest-bearing deposits in financial institutions, Federal funds sold and investment securities available for sale. As of June 30, 1996 and December 31, 1995, liquid assets represented 16.1% and 19.3% of total assets, respectively. A more detailed discussion concerning these assets is presented under the Asset Distribution section of this report.

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

Listed below are the balances in the major categories of the rate sensitive assets and liabilities that are subject to repricing as of June 30, 1996 (dollars in thousands):

                                                                      Over three
                                                        Three          months to         Over one
                                                        months           twelve          year to           Over
                                                       or less           months         five years      five years         Total
                                                    ------------------------------------------------------------------------------
Rate sensitive assets:
  Interest-bearing deposits in financial
    institutions                                           $318              $---            $---            $---             $318
  Federal funds sold                                        830               ---             ---             ---              830
  Investment securities                                  14,651            48,291         154,643          41,295          258,880
  Loans                                                 290,594           357,897             501         140,076          789,068
                                                    ------------------------------------------------------------------------------
    Total interest-earning assets                      $306,393          $406,188        $155,144        $181,371         $104,909
                                                    ------------------------------------------------------------------------------
                                                    ------------------------------------------------------------------------------


Rate sensitive liabilities:
  Money market savings                                 $350,833              $---            $---             $---        $350,833
  NOW accounts                                          178,161               ---             ---              ---         178,161
  Time deposits:
    Less than $100,000                                   99,655           129,775          86,895              ---         316,325
    $100,000 and over                                    32,003            16,140             ---           11,799          59,942
                                                    ------------------------------------------------------------------------------
    Total interest-bearing deposits                    $660,652          $145,915         $86,895          $11,799        $905,261
  Federal funds purchased                                   960               ---             ---              ---             960

  FHLB advances                                          10,745               ---             ---              ---          10,745
                                                    ------------------------------------------------------------------------------
    Total interest-bearing liabilities                 $672,357          $145,915         $86,895          $11,799        $916,966
                                                    ------------------------------------------------------------------------------
                                                    ------------------------------------------------------------------------------

Interest sensitivity gap                             ($365,964)          $260,273         $68,249         $169,572            $---
Cumulative interest sensitivity gap                  ($365,964)         ($105,691)       ($37,442)        $132,130        $132,130
Cumulative interest-earning assets as a
  percentage of cumulative
  interest-bearing liabilities                            45.6%             87.1%           95.9%           114.4%
Cumulative interest sensitivity gap as a
  percentage of total assets                             (31.7%)            (9.2)%          (3.2)%           11.4%

The above table does not necessarily indicate the future impact of general interest rate movements on the Company's net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times and at different rate levels. Assets and liabilities are reported in the earliest time frame in which maturity or repricing may occur. The consolidated interest rate sensitivity position of the Company within the one year window at June 30, 1996 reflects cumulative net interest-earning assets compared to cumulative net interest-bearing liabilities of 87.1% and cumulative net interest-earning assets that reprice or mature within one year compared to total assets of negative 9.2%. The percentage indicated for the cumulative net interest-earning assets as a percentage of net interest-bearing liabilities are well within the Company's target range of acceptable gap values for the three month to twelve month time frames.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

NET INCOME. The Company's net income for the six months ended June 30, 1996 and 1995 was approximately $9.9 million and $6.4 million, respectively. This represents an increase of $3.5 million (54.2%) for the 1996 period when compared to the same period in 1995. The Company's net interest income increased $2.8 million (12.6%) to $25.3 million for the six months ended June 30, 1996 from $22.5 million for the same period ended in 1995. This increase was primarily due to increases in the loan portfolio. The Company also experienced a net increase in gains on sale of investment securities available for sale of $.3 million during this period. The Company also recorded other income of approximately $1.1 million from a refund of the over funding of a terminated benefits plan of WSB Aurora. These increases to income were partially offset by increases to total other operating expenses of $.2 million and to income tax expense of $1.0 million.

INTEREST INCOME. Total interest income, on a tax equivalent basis, increased $3.4 million for the six months ended June 30, 1996 compared to the same period in 1995. This increase resulted from increases of $3.7 million from volume increases offset by ($.3) million from rate changes. The principal component of this increase was interest on loans which rose by $2.5 million. Of this increase, $2.2 million was attributable to higher volume and $.3 million was due to increases in interest rates.

INTEREST EXPENSE. Total interest expense increased $.4 million for the six months ended June 30, 1996 compared to the same period during 1995. Interest on deposits increased $.4 million during this time. Of this increase $1.4 million was due to higher average balances which was offset by ($1.0) million due to changes in interest rates.

The following table reflects the extent to which changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest rates have affected net interest income on a tax equivalent basis for the period ended June 30, 1996 as compared to the same period in 1995 (dollars in thousands):



                                                     CHANGE IN:
INTEREST INCOME                                      VOLUME         RATE         TOTAL
                                                     ---------      ----------   ----------
Interest-bearing deposits in financial institutions       $4             $6          $10
Federal funds sold                                       405             (9)         396
Investment securities                                  1,105           (577)         528
Loans                                                  2,145            327        2,472
                                                     ---------      ----------   ----------
  Total interest income                                3,659           (253)       3,406
                                                     ---------      ----------   ----------
INTEREST EXPENSE
Interest-bearing deposits                              1,436         (1,001)         435
Borrowed funds                                            59           (124)         (65)
                                                     ---------      ----------   ----------
  Total interest expense                               1,495         (1,125)         370
                                                     ---------      ----------   ----------
  Net interest income                                 $2,164           $872       $3,036
                                                     ---------      ----------   ----------
                                                     ---------      ----------   ----------

The following table presents an analysis of the Company's interest-earning assets and interest-bearing liabilities volumes for the periods stated on a cumulative basis as of the date indicated (dollars in thousands):

                                                          1996                                            1995
                                             ------------------------------      --------------------------------------------------
                                              June 30            March 31             Dec. 31          Sept. 30           June 30
                                             ------------------------------      --------------------------------------------------
Average loans                                $  771,189         $  773,446            $736,397          $730,563          $724,421
Average interest-earning assets               1,050,375          1,050,595             993,596           976,971           956,677
Average noninterest-bearing deposits            102,670            101,799             100,269            99,250            96,742
Average interest-bearing deposits               894,214            898,298             855,657           842,041           824,055
Average deposits                                996,884          1,000,097             955,926           941,291           920,797
Average interest-bearing liabilities            904,326            905,176             862,262           849,448           833,416

PROVISION FOR LOAN LOSSES. The Company's provision for loan losses decreased $.1 million (13.9%) for the six months ended June 30, 1996 compared to the same period in 1995. The provision for loan losses is based on management's determination that the allowance for loan losses (after giving effect to the provision) was adequate. A more detailed discussion concerning the allowance for loan losses is presented in the Allowance for Loan Losses and Asset Quality section of this report.

OTHER OPERATING INCOME. Total other income increased $1.7 million (44.8%) for the six months ended June 30, 1996 compared to the same period in 1995. This increase was primarily due to the recording of $1.1 million of income from a refund of the over funding of a terminated benefits plan of WSB Aurora. The Company also experienced a gain on investment securities available for sale of $.3 million during this period.

OTHER OPERATING EXPENSE. Total other expense increased $.2 million (1.0%) for the six months ended June 30, 1996 compared to the same period in 1995. Salary and employee benefits increased $.7 million due primarily to increased salaries associated with the opening of new facilities. Other operating expenses increased $.3 million during this same period. FDIC insurance premiums declined $.9 million due to changes in the rate structure for deposit insurance and the determination that the Company's bank subsidiaries qualify to pay the lowest deposit insurance rates available from the FDIC. Professional fees declined $.2 million during this same period. Occupancy expense and furniture and equipment expense increased $.1 million for the six months ended June 30, 1996. These increases were primarily due to expenses incurred with the opening and operation of new facilities.

INCOME TAXES. Income tax expense increased $1.0 million (23.3%) for the six months ended June 30, 1996 to $5.4 million from $4.4 million compared to the same period in 1995. The increase was principally due to higher taxable income and was offset by provisions made during the first six months of 1995 for potential adjustments to prior years' income tax returns.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

NET INCOME. The Company's net income for the three months ended June 30, 1996 and 1995 was approximately $5.3 million and $3.4 million, respectively which represents an increase of $1.9 million (53.9%) for the 1996 period when compared to the same period in 1995. The Company's net interest income increased $1.0 million (8.8%) to $12.5 million for the three months ended June 30, 1996 from $11.5 million for the same period ended in 1995. This increase was primarily due to decreases in deposit interest expense of $.7 million. The Company also recorded income of approximately $1.1 million from the refund of the over funding of a terminated benefits plan of WSB Aurora. The Company also experienced decreases to total other operating expenses of $.2 million. The increases to income were partially offset by an increase to income tax expense of $.7 million.

INTEREST INCOME. Total interest income increased $.4 million for the three months ended June 30, 1996 compared to the same period in 1995 and resulted from increased volume in the loan and securities portfolio.

INTEREST EXPENSE. Total interest expense decreased $.7 million for the three months ended June 30, 1996 compared to the same period during 1995 and resulted from lower certificate of deposit balances.

PROVISION FOR LOAN LOSSES. The Company's provision for loan losses decreased $.1 million (26.8%) for the three months ended June 30, 1996 compared to the same period in 1995. The provision for loan losses is based on management's determination that the allowance for loan losses (after giving effect to the provision) was adequate.

OTHER OPERATING INCOME. Total other income increased $1.2 million for the three months ended June 30, 1996 compared to the same period in 1995. This increase was primarily due to the recording of $1.1 million of income from the refund of the over funding of a terminated benefits plan of WSB Aurora. This gain was partially offset by the recording of a lower gain on investment securities available for sale of $.1 million during this period.

OTHER OPERATING EXPENSE. Total other expense decreased $.2 million (2.8%) for the three months ended June 30, 1996 compared to the same period in 1995. Salary and employee benefits increased $.3 million due primarily to increased salaries associated with the opening of new facilities. FDIC insurance premiums declined $.4 million due to changes in the rate structure for deposit insurance and the determination that the Company's bank subsidiaries qualify to pay the lowest deposit insurance rates available from the FDIC. Professional fees declined $.2 million during this same period. Furniture and equipment expense increased $.1 million for the three months ended June 30, 1996. This increase was primarily due to expenses incurred with the opening and operation of new facilities. Other operating expenses increased $.1 million during this period.

INCOME TAXES. Income tax expense increased $.7 million for the three months ended June 30, 1996 to $3.1 million from $2.4 million compared to the same period in 1995. The increase was principally due to higher taxable income and was offset by provisions made during the first six months of 1995 for potential adjustments to prior years' income tax returns.

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

A.       The Annual Meeting of Shareholders was held on May 8, 1996.

B. The following individuals were elected to serve as directors of the Company for a term of one year at the Annual Meeting. The votes for and against such individuals are set forth below:

                                          FOR       AGAINST
                                          ---       -------
              1.   Kevin J. Acker      1,659,347      4,217
              2.   John A. Clark       1,660,007      6,008
              3.   David Bell          1,643,158      3,192
              4.   Peggy LoCicero      1,638,715      4,796
              5.   Charles P. Howard   1,636,002      2,455

                      Broker-No Votes: 108,424

C. Ratification of Deloitte & Touche, LLP as the Company's independent auditors.


                                            FOR      AGAINST    ABSTAIN
                                            ---      -------    -------
                                         1,657,580     4,395     10,951

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

    27   Financial Data Schedule

B. Reports on Form 8-K - The Company did not file a report on Form 8-K during the three months ended June 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  WEST SUBURBAN BANCORP, INC.
                                       (Registrant)


Date: August 14, 1996
                                  /s/     Kevin J. Acker
                                  -------------------------------------------
                                            KEVIN J. ACKER
                                          CHAIRMAN OF THE BOARD




                                  /s/    Duane G. Debs
                                  -------------------------------------------
                                            DUANE G. DEBS
                                    CHIEF ACCOUNTING OFFICER AND
                                       CHIEF FINANCIAL OFFICER