Form 10-Q
period 1996-09-30
WEST SUBURBAN BANCORP INC
filed 1996-11-14
CIK 805080

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period ended September 30, 1996

                                       OR
/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For transition period from            to
                                          ----------    ----------

                         Commission File Number 0 -17609

                           WEST SUBURBAN BANCORP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           ILLINOIS                                    36-3452469
---------------------------------        ---------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)

711 SOUTH MEYERS ROAD, LOMBARD, ILLINOIS                  60148
----------------------------------------        -------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (630) 629-4200
-------------------------------------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

1,000,000 shares of Common Stock, Class A, no par value, were authorized and 347,015 shares were issued and outstanding as of September 30, 1996.

1,000,000 shares of Common Stock, Class B, no par value, were authorized and 85,480 shares were issued and outstanding as of September 30, 1996.


                               Page 1 of 23 pages;
                        Exhibit Index appears at page 21.

                           WEST SUBURBAN BANCORP, INC.

                           Form 10-Q Quarterly Report

                                Table of Contents


                                     PART I
                                                                     Page Number

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . 3
Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . . . . . . .10


                                     PART II

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .19
Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . .19
Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . .19
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . .19
Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . .19
Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .19


Form 10-Q Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . . .20

                                     PART I
ITEM 1.   FINANCIAL STATEMENTS

                  WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                             September 30,       December 31,
                                                                                 1996                1995
                                                                            --------------      --------------
ASSETS
Cash and due from banks                                                            $36,014             $50,094
Interest-bearing deposits in financial institutions                                    231                 141
Federal funds sold                                                                  36,880              38,110
                                                                            --------------      --------------
   Total cash and cash equivalents                                                  73,125              88,345
Investment securities:
   Available for sale (amortized cost of $132,532 in
      1996; $134,139 in 1995)                                                      130,540             134,519
   Held to maturity (fair value of $128,351 in
      1996; $116,199 in 1995)                                                      129,397             116,037
Loans, less allowance for loan losses of $9,688 in 1996;
 $8,900 in 1995                                                                    784,126             760,687
Premises and equipment, net                                                         30,376              29,206
Other real estate                                                                    1,805               8,317
Accrued interest and other assets                                                   20,292              17,238
                                                                            --------------      --------------
      TOTAL ASSETS                                                              $1,169,661          $1,154,349
                                                                            --------------      --------------
                                                                            --------------      --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing                                                             $98,498            $104,821
   Interest-bearing                                                                942,000             924,968
                                                                            --------------      --------------
      Total deposits                                                             1,040,498           1,029,789
Accrued interest and other liabilities                                              14,117              14,392
                                                                            --------------      --------------
        TOTAL LIABILITIES                                                        1,054,615           1,044,181
                                                                            --------------      --------------

Shareholders' equity
   Common Stock, Class A, no par value; 1,000,000 shares
      authorized; 347,015 shares issued and outstanding                              2,774               2,774
   Common Stock, Class B, no par value; 1,000,000 shares
      authorized; 85,480 shares issued and outstanding                                 683                 683
   Surplus                                                                          38,066              38,066
   Retained earnings                                                                74,724              68,416
   Unrealized (loss) gain on securities available for sale, net of taxes            (1,201)                229
                                                                            --------------      --------------
      TOTAL SHAREHOLDERS' EQUITY                                                   115,046             110,168
                                                                            --------------      --------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $1,169,661          $1,154,349
                                                                            --------------      --------------
                                                                            --------------      --------------


The accompanying notes are an integral part of the consolidated financial statements

                  WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

                                                                                 1996                1995
                                                                            --------------      --------------
INTEREST INCOME
   Loans, including fees                                                           $52,629             $49,999
                                                                                   -------             -------
   Investment securities:
      Taxable                                                                        9,914               9,487
      Nontaxable                                                                     1,474                 953
                                                                            --------------      --------------
         Total investment securities                                                11,388              10,440
   Deposits in financial institutions                                                   53                  44
   Federal funds sold                                                                1,110               1,105
                                                                            --------------      --------------
         Total interest income                                                      65,180              61,588
                                                                            --------------      --------------
INTEREST EXPENSE
   Deposits                                                                         27,294              27,193
    Other                                                                              441                 362
                                                                            --------------      --------------
         Total interest expense                                                     27,735              27,555
                                                                            --------------      --------------
         Net interest income                                                        37,445              34,033
PROVISION FOR LOAN LOSSES                                                            1,183               1,388
                                                                            --------------      --------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                 36,262              32,645
                                                                            --------------      --------------
OTHER OPERATING INCOME
   Service fees                                                                      2,756               2,653
   Net realized gain on sales of securities available for sale                         369                  35
   Trust fees                                                                          145                 222
   Net gain on sale of loans originated for sale                                       123                  47
   Loan servicing                                                                      680                 702
   Other                                                                             3,545               1,925
                                                                            --------------      --------------
         Total other operating income                                                7,618               5,584
                                                                            --------------      --------------
OTHER OPERATING EXPENSE
   Salaries and employee benefits                                                   10,812               9,767
   Occupancy                                                                         2,026               1,856
   Furniture and equipment                                                           1,986               1,772
   FDIC insurance premiums                                                             226               1,060
   SAIF special assessment                                                             816                 ---
   Professional fees                                                                   810                 985
   Other real estate                                                                 5,278               3,249
   Other                                                                             4,317               3,937
                                                                            --------------      --------------
         Total other operating expense                                              26,271              22,626
                                                                            --------------      --------------
INCOME BEFORE INCOME TAXES                                                          17,609              15,603
Income taxes                                                                         6,112               5,971
                                                                            --------------      --------------
NET INCOME                                                                         $11,497              $9,632
                                                                            --------------      --------------
                                                                            --------------      --------------
NET INCOME PER SHARE                                                                $26.58              $22.27
                                                                            --------------      --------------
                                                                            --------------      --------------
CASH DIVIDENDS DECLARED PER SHARE                                                   $12.00              $11.25
                                                                            --------------      --------------
                                                                            --------------      --------------


The accompanying notes are an integral part of the consolidated financial statements

                  WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                                 1996                1995
                                                                            --------------      --------------
INTEREST INCOME
   Loans, including fees                                                           $17,448             $17,249
                                                                            --------------      --------------
   Investment securities:
      Taxable                                                                        3,386               2,974
      Nontaxable                                                                       518                 331
                                                                            --------------      --------------
         Total investment securities                                                 3,904               3,305
   Deposits in financial institutions                                                   15                  16
   Federal funds sold                                                                  415                 806
                                                                            --------------      --------------
         Total interest income                                                      21,782              21,376
                                                                            --------------      --------------
INTEREST EXPENSE
   Deposits                                                                          9,396               9,730
   Other                                                                               193                  48
                                                                            --------------      --------------
         Total interest expense                                                      9,589               9,778
                                                                            --------------      --------------
         Net interest income                                                        12,193              11,598
PROVISION FOR LOAN LOSSES                                                              388                 463
                                                                            --------------      --------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                 11,805              11,135
                                                                            --------------      --------------
OTHER OPERATING INCOME
   Service fees                                                                        971                 877
   Net realized loss on sales of securities available for sale                         ---                 (44)
   Trust fees                                                                           17                  28
   Net gain on sale of loans originated for sale                                        52                  23
   Loan servicing                                                                      215                 230
   Other                                                                               900                 697
                                                                            --------------      --------------
         Total other operating income                                                2,155               1,811
                                                                            --------------      --------------
OTHER OPERATING EXPENSE
   Salaries and employee benefits                                                    3,619               3,311
   Occupancy                                                                           678                 657
   Furniture and equipment                                                             651                 582
   FDIC insurance premiums                                                              75                  25
   SAIF special assessment                                                             816                 ---
   Professional fees                                                                   301                 282
   Other real estate                                                                 4,035               1,916
   Other                                                                             1,441               1,349
                                                                            --------------      --------------
         Total other operating expense                                              11,616               8,122
                                                                            --------------      --------------
INCOME BEFORE INCOME TAXES                                                           2,344               4,824
Income taxes                                                                           704               1,586
                                                                            --------------      --------------
NET INCOME                                                                          $1,640              $3,238
                                                                            --------------      --------------
                                                                            --------------      --------------
NET INCOME PER SHARE                                                                 $3.79               $7.49
                                                                            --------------      --------------
                                                                            --------------      --------------
CASH DIVIDENDS DECLARED PER SHARE                                                    $4.00               $3.75
                                                                            --------------      --------------
                                                                            --------------      --------------


The accompanying notes are an integral part of the consolidated financial statements
                                                                               5

                  WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                             (Dollars in thousands)
                                   (UNAUDITED)


                                                                                 1996                1995
                                                                            --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                      $11,497              $9,632
                                                                            --------------      --------------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                                               2,207               1,975
         Provision for loan losses                                                   1,183               1,388
         Provision for deferred income taxes                                         3,051               1,746
         Provision for loss on other real estate                                     5,460               1,544
         Net premium amortization and discount accretion of investment
           securities                                                                  361                 387
         Net realized gain on sales of investment securities available
           for sale                                                                   (369)                (35)
         Gain on sale of loans held for sale                                          (123)                (47)
         Sale of loans held for sale                                                   552               2,303
         Origination of loans held for sale                                           (475)             (2,910)
         Loss (gain) on sale of premises and equipment                                  38                 (29)
         Gain on sale of other real estate                                            (119)                (18)
         (Increase) decrease in accrued interest and other assets                   (5,982)              2,609
         (Decrease) increase in accrued interest and other liabilities                (505)              4,820
                                                                            --------------      --------------
               Total adjustments                                                     5,279              13,733
                                                                            --------------      --------------
               NET CASH PROVIDED BY OPERATING ACTIVITIES                            16,776              23,365
                                                                            --------------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment securities available for sale:
        Proceeds from sales                                                         20,649               9,087
        Proceeds from maturities                                                    12,486              24,726
        Purchases                                                                  (30,700)             (9,963)
  Investment securities held to maturity:
        Proceeds from maturities                                                    36,894               6,981
        Purchases                                                                  (50,131)            (20,928)
  Net increase in loans                                                            (25,244)            (44,772)
  Purchases of premises and equipment                                               (3,427)             (3,399)
  Proceeds from sale of premises and equipment                                          11                  29
  Proceeds from sale of other real estate                                            1,839               1,821
                                                                            --------------      --------------
      NET CASH USED IN INVESTING ACTIVITIES                                       ($37,623)           ($36,418)
                                                                            --------------      --------------


The accompanying notes are an integral part of the consolidated financial statements

                  WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (CONTINUED)
                             (Dollars in thousands)
                                   (UNAUDITED)


                                                                                 1996                1995
                                                                            --------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net (decrease) increase in demand deposits, NOW accounts
      and savings accounts                                                         ($8,290)            $34,492
   Net increase in certificates of deposit                                          18,999              41,215
   Decrease in FHLB advances                                                           ---              (9,940)
   Cash dividends paid                                                              (5,082)             (4,757)
                                                                            --------------      --------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                       5,627              61,010
                                                                            --------------      --------------

   Net (decrease) increase in cash and cash equivalents                            (15,220)             47,957
   Cash and cash equivalents at beginning of period                                 88,345              50,043
                                                                            --------------      --------------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $73,125             $98,000
                                                                            --------------      --------------
                                                                            --------------      --------------

   Supplemental cash flow information:
      Cash paid during the period for:
            Interest on deposits and other borrowings                              $28,474             $26,400
            Income taxes                                                            $8,063              $5,806
      Transfer to other real estate                                                   $668                $796


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

During the first nine months of 1996, the Company's unrealized loss, net of taxes, on securities available for sale increased $1.4 million to a loss of $1.2 million at September 30, 1996 from a gain of ($.2) million at December 31, 1995.

NOTE 3 - OUTSTANDING LINES OF CREDIT AVAILABLE - (Dollars in thousands)


                                    SEPTEMBER  30, 1996        December 31, 1995
                                    -------------------        -----------------
Home equity lines                               $53,392                  $88,804
Commercial loans in process                     169,702                  187,181
Visa credit lines                                48,645                   49,074
                                    -------------------        -----------------
   Total commitments                           $271,739                 $325,059
                                    -------------------        -----------------
                                    -------------------        -----------------

The Company had $3.8 million and $4.4 million of commitments to originate residential mortgage loans as of September 30, 1996 and December 31, 1995, respectively.

NOTE 4 - OTHER REAL ESTATE

Other real estate includes properties acquired in partial or total settlement of problem loans. The properties are recorded at the lower of cost or fair value less estimated selling costs at the date acquired. Losses arising at the time of acquisition of such properties are charged to the allowance for loan losses. Any subsequent decline in value is charged to current operations. The revenue received from, and expenses incurred in, maintaining such properties are also included in current operations. The amounts the Company ultimately recovers from the sale of other real estate could differ materially from the amounts used in determining the net carrying value of the assets because the amounts ultimately recovered are affected by market factors beyond the Company's control or changes in the Company's strategy for marketing the assets. During the third quarter of 1996, the Company recognized a $3.8 million writedown of a property classified as Other Real Estate Owned to reflect current market conditions. The Company continues its efforts to sell this property.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BALANCE SHEET ANALYSIS

ASSET DISTRIBUTION. Total assets at September 30, 1996 remained nearly unchanged from total assets at December 31, 1995. Total cash and cash equivalents decreased approximately $15.2 million (17.2%) to $73.1 million at September 30, 1996 from $88.3 million at December 31, 1995. This was principally due to the decrease in cash and due from banks of approximately $14.1 million to $36.0 million at September 30, 1996 from $50.1 million at December 31, 1995. Aggregate holdings in investment securities increased $9.3 million (3.7%) to $259.9 million at September 30, 1996 from $250.6 million at December 31, 1995. The Company's objectives in managing its securities portfolio are driven by the dynamics of the entire balance sheet which includes monitoring the maturity structure of its portfolio, along with general economic conditions including the interest rate environment. In managing its portfolio, the Company seeks to provide liquidity, minimize exposure to interest rate risk and achieve an acceptable rate of return.

Total loans increased $24.2 million (3.1%) to $793.8 million at September 30, 1996 from $769.6 million at December 31, 1995. The Company benefitted from continued growth in the commercial and home equity sector arising from the strength of the economy, along with successful marketing of its products. The Company will attempt to remain competitive in its market by offering competitive rates on its loan products while not compromising its credit evaluation standards or net interest margins to attract new business.

ALLOWANCE FOR LOAN LOSSES AND ASSET QUALITY. The allowance is an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans along with current and prior loan loss experience. In determining the proper level for the allowance, management evaluates the adequacy of the allowance based on current and past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral and current and prospective economic conditions. The allowance for loan losses increased $.8 million to $9.7 million at September 30, 1996 from $8.9 million at December 31, 1995. The ratio of the allowance for loan losses to total loans outstanding increased at September 30, 1996 to 1.22% compared to 1.16% at December 31, 1995. Nonperforming loans increased $.7 million (6.2%) to $12.6 million at September 30, 1996 from $11.9 million at December 31, 1995. This was primarily due to two real estate loan accounts. Management is monitoring these accounts and will adjust the allowance for loan losses should conditions warrant. As of September 30, 1996 and December 31, 1995, total nonperforming loans to net loans were 1.6%.

The following table presents an analysis of the Company's nonperforming loans for the periods stated (dollars in thousands):


                                   SEPTEMBER 30, 1996         December 31, 1995           Dollar Change
                                   -------------------        -----------------         -----------------
Nonaccrual loans                                  $147                     $488                     ($341)
Accruing loans 90 days past due                 12,485                   11,405                     1,080
                                   -------------------        -----------------         -----------------
  Total nonperforming loans                    $12,632                  $11,893                      $739
                                   -------------------        -----------------         -----------------
                                   -------------------        -----------------         -----------------
Nonperforming loans as a percent
  of net loans                                    1.6%                     1.6%                       ---
Other real estate                               $1,805                   $8,317                   ($6,512)
                                   -------------------        -----------------         -----------------
                                   -------------------        -----------------         -----------------


The following table presents an analysis of the Company's Provision for Loan Losses for the periods stated (dollars in thousands):

                                                 1996                      1995
                                     ----------------------------  ------------------
                                     3rd Qtr.  2nd Qtr.  1st Qtr.  4th Qtr.  3rd Qtr.
                                     ----------------------------  ------------------
Provision-quarter                        $387      $338      $458      $462      $463
Provision-year                          1,183       796       458     1,850     1,388
Net chargeoffs-quarter                    189       118        88       316       832
Net chargeoffs-year to date               395       206        88     1,395     1,079
Allowance at period end                 9,688     9,490     9,270     8,900     8,754
Allowance to period end total loans     1.22%     1.20%     1.21%     1.16%     1.15%

LIABILITY DISTRIBUTION. Total liabilities increased $10.4 million (1.0%) to $1,054.6 million at September 30, 1996 from $1,044.2 million at December 31, 1995. This increase was primarily due to increases in deposits which were partially offset by a decrease in accrued interest and other liabilities.

Balances in the Company's major categories of deposits are summarized in the following table (dollars in thousands):

                                                                                     Dollar       Percent
                                         September 30, 1996   December 31, 1995      Change       Change
                                         ------------------   ------------------   ----------   ----------
Demand and other noninterest-bearing                $98,498             $104,821      ($6,323)       (6.0)%
NOW accounts                                        173,886              191,626      (17,740)       (9.3)%
Money market savings                                356,487              340,714       15,773         4.6%
Time, $100,000 and over                              67,370               68,063         (693)       (1.0)%
Time, other                                         344,257              324,565       19,692         6.1%
                                         ------------------   ------------------   ----------   ----------
   Total                                         $1,040,498           $1,029,789      $10,709         1.0%
                                         ------------------   ------------------   ----------   ----------
                                         ------------------   ------------------   ----------   ----------

The Company attempts to remain highly competitive in its market by offering competitive rates on its savings and certificate of deposit products. Although the Company promotes its savings products when appropriate, management does not intend to compromise its net interest margin to attract deposits.

SHAREHOLDERS' EQUITY. Shareholders' equity increased $4.8 million (4.4%) to $115.0 million at September 30, 1996 from $110.2 million at December 31, 1995. This increase was the result of the net retention of 1996 earnings of $6.2 million offset by the increase in unrealized loss on securities available for sale of $1.4 million (net of taxes) from a gain of ($.2) million at December 31, 1995 to a loss of $1.2 million at September 30, 1996.

CAPITAL RESOURCES

The Company's capital ratios as well as those of its subsidiaries as of September 30, 1996 are presented below. All such ratios are in excess of the regulatory capital requirements which call for a minimum total risk-based capital ratio of 8% for the Company and each of its subsidiaries (at least one half of the minimum total risk-based capital must consist of tier 1 capital), a minimum leverage ratio (3% for the most highly rated banks that do not expect significant growth; all other institutions are required to maintain a minimum leverage capital ratio of 4% to 5% depending on their particular circumstances and risk profiles) for the Company and its bank subsidiaries and a minimum tangible capital ratio and core capital ratio of 1.5% and 3%, respectively, for the Company's thrift subsidiary. Bank holding companies and their subsidiaries are generally expected to operate at or above the minimum capital requirements and the ratios shown below are in excess of regulatory minimums and should allow the Company and its subsidiaries to operate without capital adequacy concerns.

The following table sets forth selected regulatory capital ratios of the Company and the bank subsidiaries at September 30, 1996:


                                                          Tier 1         Total
                                                        Risk-Based     Risk-Based      Leverage
Institution                                               Capital        Capital       Capital
-----------                                               -------        -------       --------
West Suburban Bancorp, Inc.                                12.20%         13.24%          9.99%
West Suburban Bank                                         10.02%         11.01%          8.07%
West Suburban Bank of Downers Grove/Lombard                15.06%         16.31%         10.42%
West Suburban Bank of Darien                               12.13%         13.34%          8.93%
West Suburban Bank of Carol Stream/Stratford Square        11.08%         11.90%          7.85%


At September 30, 1996, WSB Aurora maintained a core capital ratio of 11.14%, a tangible capital ratio of 13.21% and a total risk-based capital ratio of 14.35%.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") provided the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. Management has been advised that as of September 30, 1996 and December 31, 1995, each of the subsidiaries qualified as a "well-capitalized" institution.

LIQUIDITY

Effective liquidity management allows a banking institution to ensure the availability of sufficient funds to accommodate the needs of borrowers and depositors. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity and maturity schedules of earning assets and supporting liabilities.

Generally, the Company uses cash and cash equivalents to meet its liquidity needs. Additional liquidity is provided by maintaining assets which mature within a short time-frame or which may be quickly converted to cash without significant costs. These assets include interest-bearing deposits in financial institutions, federal funds sold and investment securities available for sale. As of September 30, 1996 and December 31, 1995, liquid assets represented 17.4% and 19.3% of total assets, respectively. A more detailed discussion concerning these assets is presented under the Asset Distribution section of this report.

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

Listed below are the balances in the major categories of the rate sensitive assets and liabilities that are subject to repricing as of September 30, 1996 (dollars in thousands):


                                                                       Over three
                                                       Three           months to        Over one
                                                       months            twelve         year to           Over
                                                       or less           months        five years      five years         Total
                                                ----------------------------------------------------------------------------------
Rate sensitive assets:
  Interest-bearing deposits in financial
    institutions                                           $231              $---            $---            $---             $231
  Federal funds sold                                     36,880               ---             ---             ---           36,880
  Investment securities                                  15,236            54,787         155,518          34,396          259,937
  Loans                                                 285,425           360,903             468         146,871          793,667
                                                ----------------------------------------------------------------------------------
    Total interest-earning assets                      $337,772          $415,690        $155,986        $181,267       $1,090,715
                                                ----------------------------------------------------------------------------------
                                                ----------------------------------------------------------------------------------

Rate sensitive liabilities:
  Money market savings                                 $356,487              $---            $---             $---        $356,487
  NOW accounts                                          173,886               ---             ---              ---         173,886
  Time deposits:
    Less than $100,000                                   96,462           154,219          93,576              ---         344,257
    $100,000 and over                                    30,896            23,458           6,421            6,595          67,370
                                                ----------------------------------------------------------------------------------
    Total interest-bearing liabilities                 $657,731          $177,677         $99,997           $6,595        $942,000
                                                ----------------------------------------------------------------------------------
                                                ----------------------------------------------------------------------------------

Interest sensitivity gap                             ($319,959)          $238,013         $55,989         $174,672            $---
Cumulative interest sensitivity gap                  ($319,959)          ($81,946)       ($25,957)        $148,715        $148,715
Cumulative interest-earning assets as a
  percentage of cumulative
  interest-bearing liabilities                            51.4%             90.2%           97.2%           115.8%
Cumulative interest sensitivity gap as a
  percentage of total assets                            (27.4)%            (7.0)%          (2.2)%           12.7%



The above table does not necessarily indicate the future impact of general interest rate movements on the Company's net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times and at different rate levels. Assets and liabilities are reported in the earliest time frame in which maturity or repricing may occur. The consolidated interest rate sensitivity position of the Company within the one year window at September 30, 1996 reflects cumulative net interest-earning assets compared to cumulative net interest-bearing liabilities of 90.2% and cumulative net interest-earning assets that reprice or mature within one year compared to total assets of negative 7.0%. The percentage indicated for the cumulative net interest-earning assets as a percentage of net interest-bearing liabilities are well within the Company's target range of acceptable gap values for the three month to twelve month time frames.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

NET INCOME. The Company's net income for the nine months ended September 30, 1996 and 1995 was approximately $11.5 million and $9.6 million, respectively. This represents an increase of $1.9 million (19.4%) for the 1996 period when compared to the same period in 1995. The Company's net interest income increased $3.4 million (10.0%) to $37.4 million for the nine months ended September 30, 1996 from $34.0 million for the same period ended in 1995. This increase was primarily due to increases in the loan portfolio. Additionally, other operating income increased by $2.0 million (36.4%) from $5.6 million to $7.6 million. Partially offsetting the increased income were increases to other operating expenses of $3.7 million (16.1%) from $22.6 million for the nine months ended September 30, 1995 to $26.3 million compared to the same period ended September 30, 1996. Additionally, income tax expense increased by $.1 million.

INTEREST INCOME. Total interest income, on a tax equivalent basis, increased $3.9 million for the nine months ended September 30, 1996 compared to the same period in 1995. This increase resulted from increases of $5.0 million from volume increases offset by ($1.1) million from rate changes. The principal component of this increase was interest on loans which rose by $2.7 million. Of this increase, $3.1 million was attributable to higher volume and ($.4) million was due to changes in interest rates.

INTEREST EXPENSE. Total interest expense increased $.2 million for the nine months ended September 30, 1996 compared to the same period during 1995. Interest on deposits increased $.1 million during the 1996 period. Of this increase $2.0 million was due to higher average balances which was offset by ($1.9) million due to changes in interest rates.

The following table reflects the extent to which changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest rates have affected net interest income on a tax equivalent basis for the period ended September 30, 1996 as compared to the same period in 1995 (dollars in thousands):


                                                       CHANGE IN:
INTEREST INCOME                                          VOLUME       RATE       TOTAL
                                                       ----------  ----------  ----------
Interest-bearing deposits in financial institutions            $3          $6          $9
Federal funds sold                                             53         (48)          5
Investment securities                                       1,819        (624)      1,195
Loans                                                       3,138        (463)      2,675
                                                       ----------  ----------  ----------
  Total interest income                                     5,013      (1,129)      3,884
                                                       ----------  ----------  ----------
INTEREST EXPENSE

Interest-bearing deposits                                   1,952      (1,851)        101
Borrowed funds                                                147         (68)         79
                                                       ----------  ----------  ----------
Total interest expense                                      2,099      (1,919)        180
                                                       ----------  ----------  ----------
Net interest income                                        $2,914        $790      $3,704
                                                       ----------  ----------  ----------
                                                       ----------  ----------  ----------


The following table presents an analysis of the Company's interest-earning assets and interest-bearing liabilities volumes for the periods stated on a cumulative basis as of the date indicated (dollars in thousands):


                                                                         1996                                  1995
                                                       ----------------------------------------     -------------------------
                                                         Sept. 30       June 30       March 31        Dec. 31       Sept. 30
                                                       ----------------------------------------     -------------------------
Average loans                                            $776,621       $771,189       $773,446       $736,397       $730,563
Average interest-earning assets                         1,060,434      1,050,375      1,050,595        993,596        976,971
Average noninterest-bearing deposits                      102,655        102,670        101,799        100,269         99,250
Average interest-bearing deposits                         903,344        894,214        898,298        855,657        842,041
Average deposits                                        1,005,999        996,884      1,000,097        955,926        941,291
Average interest-bearing liabilities                      914,467        904,326        905,176        862,262        849,448


PROVISION FOR LOAN LOSSES. The Company's provision for loan losses decreased $.2 million (14.8%) for the nine months ended September 30, 1996 as compared to the same period in 1995. The provision for loan losses is based on management's determination that the allowance for loan losses (after giving effect to the provision) was adequate. A more detailed discussion concerning the allowance for loan losses is presented in the Allowance for Loan Losses and Asset Quality section of this report.

OTHER OPERATING INCOME. Total other operating income increased $2.0 million (36.4%) for the nine months ended September 30, 1996 compared to the same period in 1995. This increase was primarily due to the recording of $1.1 million of income from a refund of the over funding of a terminated benefits plan of WSB

Aurora. The Company also experienced a gain on investment securities available for sale of $.3 million during this period.

OTHER OPERATING EXPENSE. Total other operating expense increased $3.6 million (16.1%) for the nine months ended September 30, 1996 compared to the same period in 1995. Salary and employee benefits increased $1.0 million due to increased salaries and additional salary expense from new facilities. Other real estate increased $2.0 million for the nine months ended September 30, 1996 compared to the same period in 1995. This was primarily due to the Company recognizing a $3.8 million write down of a property classified as other real estate. In 1995, the Company wrotedown $1.5 million of the same property. Other operating expenses increased $.4 million during this same period. Professional fees declined $.2 million during this same period. Occupancy expense and furniture and equipment expense increased $.2 million for the nine months ended September 30, 1996 due to the costs of the additional new facilities operating for the full nine months during the 1996 period.

INCOME TAXES. Income tax expense increased $.1 million (2.4%) for the nine months ended September 30, 1996 to $6.1 million from $6.0 million compared to the same period in 1995. The increase was principally due to higher taxable income and was offset by provisions made during the first six months of 1995 for potential adjustments to prior years' income tax returns.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

NET INCOME. The Company's net income for the three months ended September 30, 1996 and 1995 was approximately $1.6 million and $3.2 million, respectively, which represents a decrease of $1.6 million (49.4%) for the 1996 period when compared to the same period in 1995. The Company's net interest income increased $.6 million (5.1%) to $12.2 million for the three months ended September 30, 1996 from $11.6 million for the same period ended in 1995. This increase was primarily due to increases in investment securities income. These increases to income were offset by an increase to total other operating expense of $3.5 million (43.0%).

INTEREST INCOME. Total interest income increased $.4 million for the three months ended September 30, 1996 compared to the same period in 1995 and resulted from increased volume in the loan and securities portfolio which was partially offset by decreased income from federal funds sold.

INTEREST EXPENSE. Total interest expense decreased $.2 million for the three months ended September 30, 1996 compared to the same period during 1995 and was the result of lower NOW account balances.

PROVISION FOR LOAN LOSSES. The Company's provision for loan losses decreased $.1 million (16.2%) for the three months ended September 30, 1996 compared to the same period in 1995. The provision for loan losses is based on management's determination that the allowance for loan losses (after giving effect to the provision) was adequate.

OTHER OPERATING INCOME. Total other operating income increased $.3 million (19.0%) for the three months ended September 30, 1996 compared to the same period in 1995. This increase was primarily due to increased services fees along with increased interchange income brought about from the Company's Check Card which was introduced during 1995.

OTHER OPERATING EXPENSE. Total other operating expense increased $3.5 million (43.0%) for the three months ended September 30, 1996 compared to the same period in 1995. Salary and employee benefits increased $.3 million due primarily to increased salaries associated with the opening of new facilities. FDIC insurance premiums increased $.9 million as the Company accrued a special FDIC assessment of $.8 million payable during the fourth quarter by WSB Aurora as a result of the legislation discussed in more detail below. Furniture and equipment expense increased $.1 million for the three months ended September 30, 1996. This increase was primarily due to expenses incurred with the opening and operation of new facilities. Other real estate expense increased $2.1 million during this period as the Company recognized a $3.8 million writedown of a property classified as other real estate. During the third quarter of 1995, the Company wrotedown this same property $1.5 million. Other operating expenses increased $.1 million during this period.

INCOME TAXES. Income tax expense decreased $.9 million for the three months ended September 30, 1996 to $.7 million from $1.6 million compared to the same period in 1995. This decrease was principally due to lower taxable income.

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

RECENT REGULATORY DEVELOPMENTS

     On September 30, 1996, President Clinton signed into law the "Economic Growth and Regulatory Paperwork Reduction Act of 1996" (the "Regulatory Reduction Act"). Subtitle G of the Regulatory Reduction Act consists of the "Deposit Insurance Funds Act of 1996" (the "DIFA"). The DIFA provides for a one-time special assessment on each depository institution holding deposits subject to assessment by the FDIC for the Savings Association Insurance Fund (the "SAIF") in an amount which, in the aggregate, will increase the designated reserve ratio of the SAIF (i.e., the ratio of the insurance reserves of the SAIF to total SAIF-insured deposits) to 1.25% on October 1, 1996. Subject to certain exceptions, the special assessment is payable in full on November 27, 1996.
None of the bank subsidiaries holds any SAIF-assessable deposits and, therefore, none of the bank subsidiaries is subject to the special assessment. WSB/Aurora, however, is a SAIF member subject to the special assessment.

     Under the DIFA, the amount of the special assessment payable by an institution is to be determined on the basis of the amount of SAIF-assessable deposits held by the institution on March 31, 1995, or acquired by the institution after March 31, 1995 from another institution which held the deposits as of that date but is no longer in existence on November 27, 1996.
The DIFA provides for a 20% discount in calculating the SAIF-assessable deposits of certain "Oakar" banks (i.e., Bank Insurance Fund ("BIF") member banks that hold deposits acquired from a SAIF member that are deemed to remain SAIF insured) and certain "Sasser" banks (i.e., banks that converted from thrift to bank charters but remain SAIF members). The DIFA also exempts certain institutions from payment of the special assessment (including institutions that are undercapitalized or that would become undercapitalized as a result of payment of the special assessment), and allows an institution to pay the special assessment in two installments if there is a significant risk that by paying the special assessment in a lump sum, the institution or its holding company would be in default under or in violation of terms or conditions of debt obligations or preferred stock issued by the institution or its holding company and outstanding on September 13, 1995.

     On October 8, 1996, the FDIC adopted a final regulation implementing the SAIF special assessment. In that regulation, the FDIC set the special assessment rate at 0.657% of SAIF-assessable deposits held on March 31, 1995. The FDIC has notified WSB/Aurora that the dollar amount of the special assessment payable by WSB/Aurora is estimated to be $.8 million. As a result of the special assessment, WSB/Aurora has taken a charge against earnings for the quarter ended September 30, 1996, in the amount of $.8 million. As discussed below, however, the recapitalization of the SAIF resulting from the special assessment should significantly reduce WSB/Aurora's ongoing deposit insurance expense.

     In light of the recapitalization of the SAIF pursuant to the special assessment authorized by the DIFA, the FDIC, on October 8, 1996, issued a proposed rule that would reduce regular semi-annual SAIF assessments from the current range of 0.23% - 0.31% of deposits to a range of 0%
- 0.27% of deposits. Under the proposal, the new rates would be effective October 1, 1996 for Oakar and Sasser banks, but would not take affect for other SAIF-assessable institutions until January 1, 1997. From October 1, 1996 through December 31, 1996, SAIF-assessable institutions other than Oakar and Sasser banks would, under the proposal, be assessed at rates ranging from 0.18% to 0.27% of deposits, which represents the amount the FDIC calculates as necessary to cover the interest due for that period on outstanding obligations of the Financing Corporation (the "FICO"), discussed below. Because SAIF-assessable institutions have already been assessed at current rates (I.E., 0.23%
- 0.31% of deposits) for the semi-annual period ending December 31, 1996, the proposal contemplates that the FDIC will refund the amount collected from such institutions for the period from October 1, 1996 through December 31, 1996 which exceeds the amount due for that period under the reduced assessment schedule. Assuming the proposal is adopted as proposed, and assuming WSB/Aurora retains its current risk classification under the FDIC's risk-based assessment system, the deposit insurance assessments payable by WSB/Aurora will be reduced significantly effective January 1, 1997, to the same level currently paid by WSB/Aurora's BIF-member competitors and the bank subsidiaries.

     Prior to the enactment of the DIFA, a substantial amount of the SAIF assessment revenue was used to pay the interest due on bonds issued by the FICO, the entity created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. Pursuant to the DIFA, the interest due on outstanding FICO bonds will be covered by assessments against both SAIF and BIF member institutions beginning January 1, 1997. Between January 1, 1997 and December 31, 1999, FICO assessments against BIF-member institutions cannot exceed 20% of the FICO assessments charged SAIF-member institutions. From January 1, 2000 until the FICO bonds mature in 2019, FICO assessments will be shared by all FDIC-insured institutions on a pro rata basis. The FDIC estimates that the FICO assessments for the period January 1, 1997 through December 31, 1999 will be approximately 0.013% of deposits for BIF members versus approximately 0.064% of deposits for SAIF members, and will be less than 0.025% of deposits thereafter.

     The DIFA also provides for a merger of the BIF and the SAIF on January 1, 1999, provided there are no state or federally chartered, FDIC-insured savings associations existing on that date. To facilitate the merger of the BIF and the SAIF, the DIFA directs the Treasury Department to conduct a study on the development of a common charter and to submit a report, along with appropriate legislative recommendations, to the Congress by March 31, 1997.

     In addition to the DIFA, the Regulatory Reduction Act includes a number of statutory changes designed to eliminate duplicative, redundant or unnecessary regulatory requirements. Among other things, the Regulatory Reduction Act establishes streamlined notice procedures for the commencement of new nonbanking activities by bank holding companies, and generally exempts bank holding companies that own one or more savings associations (such as the Company) from regulation by the OTS as savings and loan holding companies; establishes time frames within which the FDIC must act on applications by state banks to engage in activities which, although permitted for the state bank under applicable state law, are not permissible activities for national banks, and excludes ATM closures and certain branch office relocations from the prior notice requirements applicable to branch closings. Further, the Regulatory Reduction Act removes the percentage of assets limitations on the aggregate amount of credit card and education loans that may be made by a savings association, such as WSB/Aurora; increases from 10% to 20% of total assets the aggregate amount of commercial loans that a savings association may make, provided that any amount in excess of 10% of total assets represents small business loans; allows education, small business and credit card loans to be counted in full in determining a savings association's compliance with the qualified thrift lender ("QTL") test; and provides that a savings association may be deemed to meet the QTL test if it qualifies as a domestic building and loan association under the Internal Revenue Code. The Regulatory Reduction Act also clarifies the liability of a financial institution, when acting as a lender or in a fiduciary capacity, under the federal environmental clean-up laws. Although the full impact of the Regulatory Reduction Act on the operations of the Company and its subsidiaries cannot be determined at this time, management believes that the legislation will reduce compliance costs to some extent and allow the Company and its subsidiaries somewhat greater operating flexibility.

     On August 10, 1996, President Clinton signed into law the Small Business Job Protection Act of 1996 (the "Job Protection Act"). Among other things, the Job Protection Act eliminates the percent-of-taxable-income ("PTI") method for computing additions to a savings association's tax bad debt reserves for tax years beginning after December 31, 1995, and requires all savings associations that have used the PTI method to recapture, over a six year period, all or a portion of their tax bad debt reserves added since the last taxable year beginning before January 1, 1988. The Job Protection Act allows a savings association to postpone the recapture of bad debt reserves for up to two years if the institution meets a minimum level of mortgage lending activity during those years. WSB/Aurora believes that it will engage in sufficient mortgage lending activity during 1996 and 1997 to be able to postpone any recapture of its bad debt reserves until 1998. As a result of these provisions of the Job Protection Act, WSB/Aurora will determine additions to its tax bad debt reserves using the same method as a commercial bank of comparable size, and, if WSB/Aurora were to decide to convert to a commercial bank charter, the changes in the tax bad debt recapture rules enacted in the Job Protection Act should make such conversion less costly.

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

None

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     27   Financial Data Schedule

B. Reports on Form 8-K -- The Company did not file a report on Form 8-K during the three months ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        WEST SUBURBAN BANCORP, INC.
                                              (Registrant)


Date: November 14, 1996
                                        /s/  Kevin J. Acker
                                        -----------------------------------
                                                   KEVIN J. ACKER
                                               CHAIRMAN OF THE BOARD


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