Form 10-K405
period 1996-12-31
WEST SUBURBAN BANCORP INC
filed 1997-03-31
CIK 805080

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

      [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    For fiscal year ended December 31, 1996
                                      OR
      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              For transition period from __________ to __________

                        Commission File Number 0 -17609

                              WEST SUBURBAN BANCORP, INC.
          -------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

     ILLINOIS                                           36-3452469
----------------------------------    ---------------------------------------
  (State or other jurisdiction        (I.R.S. Employer Identification Number)
of incorporation or organization)

711 SOUTH MEYERS ROAD, LOMBARD, ILLINOIS                        60148
-----------------------------------------                    -----------
(Address of principal executive offices)                      (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (630) 629-4200
-------------------------------------------------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
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

                      CLASS A COMMON STOCK, NO PAR VALUE
                      ----------------------------------
                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                  ----    ----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this form 10-K [X]

     The aggregate market value of voting common stock of Registrant held by non-affiliates as of December 31, 1996 was $80,663,100 (1). At December 31, 1996, the total number of shares of Class A Common Stock outstanding was 347,015 and the total number of shares of Class B Common Stock outstanding was 85,480.

Documents Incorporated by Reference:

     Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1996 are incorporated by reference into Parts I, II and IV hereof, to the extent indicated herein. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 1997 are incorporated by reference in Part III hereof, to the extent indicated herein.






________________________

(1) Based on the last reported price of an actual transaction in Registrant's common stock on February 17, 1997, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of common stock of Registrant.

                          WEST SUBURBAN BANCORP, INC.

                          1996 Form 10-K Annual Report

                               Table of Contents


                                    PART I
                                                                SEQUENTIAL
                                                                PAGE NUMBER

Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . .      4
Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . .     22
Item 3.   Legal Proceedings  . . . . . . . . . . . . . . . . . .     25
Item 4.   Submission of Matters to a Vote of Security Holders. .     25


                                   PART II

Item 5.   Market for Registrant's Common Equity and Related
           Stockholder Matters . . . . . . . . . . . . . . . . .     26
Item 6.   Selected Financial Data  . . . . . . . . . . . . . . .     26
Item 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . .     27
Item 8.   Financial Statements and Supplementary Data  . . . . .     27
Item 9.   Changes in and Disagreements With Accountants
           on Accounting and Financial Matters . . . . . . . . .     27

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant . .     28
Item 11.  Executive Compensation . . . . . . . . . . . . . . . .     28
Item 12.  Security Ownership of Certain Beneficial Owners
           and Management  . . . . . . . . . . . . . . . . . . .     28
Item 13.  Certain Relationships and Related Transactions . . . .     28


                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules
           and Reports on Form 8-K . . . . . . . . . . . . . . .     29

Form 10-K Signature Page . . . . . . . . . . . . . . . . . . . .     31

This report may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of indicating such intent. Forward-looking statements which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of West Suburban Bancorp, Inc. and its subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

                                    PART I
ITEM 1.   BUSINESS

REGISTRANT AND ITS SUBSIDIARIES

West Suburban Bancorp, Inc., an Illinois corporation (the "Company"), is a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and a thrift holding company registered under the Home Owner's Loan Act, as amended (the "HOLA"). The Company's operating subsidiaries consist of: West Suburban Bank, Lombard, Illinois; West Suburban Bank of Downers Grove/Lombard, Downers Grove, Illinois; West Suburban Bank of Darien, Darien, Illinois; West Suburban Bank of Carol Stream/Stratford Square, Bloomingdale, Illinois; and West Suburban Bank of Aurora, F.S.B., Aurora, Illinois. West Suburban Bank, West Suburban Bank of Downers Grove/Lombard, West Suburban Bank of Darien and West Suburban Bank of Carol Stream/Stratford Square may be referred to collectively as the "Bank Subsidiaries", West Suburban Bank of Aurora, F.S.B. may be referred to as "WSB Aurora" and the Bank Subsidiaries and WSB Aurora may be referred to collectively as the "Subsidiaries".

The Company was incorporated in 1986 and became the parent bank holding company of the Bank Subsidiaries in 1988. On July 13, 1990, the Company acquired WSB Aurora, a federally-chartered thrift, thereby also becoming a thrift holding company.

The Subsidiaries are headquartered in the western suburbs of Chicago among some of the faster growing areas in Illinois. Due to the nature of the market areas served by the Subsidiaries, the Subsidiaries provide a wide range of financial services to individuals and small and medium sized businesses. The western suburbs of Chicago have a diversified economy, with many new corporate headquarters and numerous small and medium sized industrial and non-industrial businesses providing employment.

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

Although each Subsidiary operates under the direction of its own board of directors, the Company has standard operating policies regarding asset/liability management, liquidity management, investment management, lending practices and deposit structure management. The Company has historically centralized certain operations where economies of scale can be achieved. Additionally, during January, 1997, the Subsidiaries entered into an agreement pursuant to which they will be merged into a single bank that will operate under the name "West Suburban Bank". The Company anticipates that the merger of the Subsidiaries will be completed during the second quarter of 1997.

The following table sets forth financial and other information concerning the Subsidiaries as of December 31, 1996:

                  SUBSIDIARIES OF WEST SUBURBAN BANCORP, INC. (1)
                              (Dollars in thousands)


Name of Subsidiary                                                                                          Return on Average
(Year Formed/Year                                                         Shareholder's                  ----------------------
Affiliated With the Parent)    Number of Locations(2)  Total Assets          Equity         Net Income      Assets     Equity
----------------------------  ------------------------ --------------- ------------------ -------------  ----------  ----------
West Suburban Bank
  (1962/1988)                          29                 $486,789           $37,825         $4,794          1.1%      12.9%
West Suburban Bank of
  Downers Grove/
  Lombard
  (1972/1988)                          29                  147,596            15,761          2,336          1.6%      15.2%
West Suburban Bank of
  Darien
  (1973/1988)                          29                  236,723            20,959          3,532          1.6%      17.6%
West Suburban Bank
  of Carol Stream/
  Stratford Square
  (1975/1988)                          29                  214,295            16,385          2,842          1.5%      18.0%
West Suburban Bank
  of Aurora, F.S.B.
  (1926/1990)                           3                  159,477            17,663          2,587          1.7%      14.9%

________________

(1) The data presented in this table is not intended to present the Company's consolidated financial results for 1996. The Company's consolidated financial statements are provided in this Form 10-K in response to Item 14.

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

EMPLOYEES

The Company employed 646 persons (533 full time equivalent employees) on December 31, 1996. The Company believes that its relations with its employees are good.

SUPERVISION AND REGULATION


General

Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities including, but not limited to, the Board of Governors of the Federal Reserve System (the "FRB"), the Federal Deposit Insurance Corporation (the "FDIC"), the Illinois Commissioner of Banks and Real Estate (the "Commissioner"), the Office of Thrift Supervision (the "OTS"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions, such as the Company and the Subsidiaries, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and the Subsidiaries establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

The following references to material statutes and regulations affecting the Company and the Subsidiaries are brief summaries thereof and do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of the Company and the Subsidiaries.

Recent Regulatory Developments

On September 30, 1996, President Clinton signed into law the "Economic Growth and Regulatory Paperwork Reduction Act of 1996" (the "Regulatory Reduction Act"). Subtitle G of the Regulatory Reduction Act consists of the "Deposit Insurance Funds Act of 1996" (the "DIFA"). The DIFA provides for a one-time special assessment on each depository institution holding deposits subject to assessment by the FDIC for the Savings Association Insurance Fund (the "SAIF") in an amount which, in the aggregate, will increase the designated reserve ratio of the SAIF (I.E., the ratio of the insurance reserves of the SAIF to total SAIF-insured deposits) to 1.25% on October 1, 1996. Subject to certain exceptions, the special assessment was payable in full on November 27, 1996. As a SAIF-member, WSB Aurora was subject to the special assessment. None of the Bank Subsidiaries, however, holds any SAIF-assessable deposits and, therefore, none of the Bank Subsidiaries was subject to the special assessment.

Under the DIFA, the amount of the special assessment payable by an institution was determined on the basis of the amount of SAIF-assessable deposits held by the institution on March 31, 1995, or acquired by the institution after March 31, 1995 from another institution which held the deposits on March 31, 1995, but was no longer in existence on November 27, 1996. The DIFA provides for a 20% discount in calculating the SAIF-assessable deposits of certain "Oakar" banks (I.E., Bank Insurance Fund ("BIF") member banks that hold deposits acquired from a SAIF member that remain SAIF insured) and certain "Sasser" banks (I.E., institutions that converted from thrift to bank charters but remain SAIF members). The DIFA also exempts certain institutions from payment of the special assessment (including institutions that are undercapitalized or that would become undercapitalized as a result of payment of the special assessment), and allows an institution to pay the special assessment in two installments if there is a significant risk that by paying the special assessment in a lump sum, the institution or its holding company would be in default under or in violation of terms or conditions of debt obligations or preferred stock issued by the institution or its holding company and outstanding on September 13, 1995.

On October 8, 1996, the FDIC adopted a final regulation implementing the SAIF special assessment. In that regulation, the FDIC set the special assessment rate at 0.657% of SAIF-assessable deposits held on March 31, 1995. The amount of the special assessment paid by WSB Aurora was $.8 million, which was recorded as a charge against earnings for the quarter ended September 30, 1996. As discussed below, however, the recapitalization of the SAIF resulting from the special assessment should significantly reduce WSB Aurora's ongoing deposit insurance expense.

In light of the recapitalization of the SAIF pursuant to the special assessment authorized by the DIFA, the FDIC, on December 11, 1996, took action to reduce regular semi-annual SAIF assessments from the range of 0.23%
- 0.31% of deposits to a range of 0% - 0.27% of deposits. The new rates were effective October 1, 1996 for Oakar and Sasser banks, but did not take effect for other SAIF-assessable institutions until January 1, 1997. From October 1, 1996 through December 31, 1996, assessments payable by SAIF-assessable institutions other than Oakar and Sasser banks ranged from 0.18% to 0.27% of deposits, which represents the amount the FDIC calculates as necessary to cover the interest due for that period on outstanding obligations of the Financing Corporation (the "FICO"), discussed below. Because SAIF-assessable institutions were previously assessed at higher rates (I.E., 0.23% - 0.31% of deposits) for the semi-annual period ending December 31, 1996, the FDIC will refund or credit back the amount collected from such institutions for the period from October 1, 1996 through December 31, 1996 which exceeds the amount due for that period under the reduced assessment schedule. As a result of the FDIC's action, the deposit insurance assessments payable by WSB Aurora have been reduced significantly.

Prior to the enactment of the DIFA, a substantial amount of the SAIF assessment revenue was used to pay the interest due on bonds issued by the FICO, the entity created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation (the "FSLIC"), the SAIF's predecessor insurance fund. Pursuant to the DIFA, the interest due on outstanding FICO bonds will be covered by assessments against both SAIF and BIF member institutions beginning January 1, 1997. Between January 1, 1997 and December 31, 1999, FICO assessments against BIF-member institutions cannot exceed 20% of the FICO assessments charged SAIF-member institutions. From January 1, 2000 until the FICO bonds mature in 2019, FICO assessments will be shared by all FDIC-insured institutions on a PRO RATA basis. The FDIC estimates that the FICO assessments for the period January 1, 1997 through December 31, 1999 will be approximately 0.013% of deposits for BIF members versus approximately 0.064% of deposits for SAIF members, and will be less than 0.025% of deposits thereafter.

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

In addition to the DIFA, the Regulatory Reduction Act includes a number of statutory changes designed to eliminate duplicative, redundant or unnecessary regulatory requirements. Among other things, the Regulatory Reduction Act establishes streamlined notice procedures for the commencement of new nonbanking activities by bank holding companies, and generally exempts bank holding companies that own one or more savings associations from regulation by the OTS as savings and loan holding companies. The Regulatory Reduction Act also removes the percentage of assets limitations on the aggregate amount of credit card and education loans that may be made by a savings association, such as WSB Aurora; increases from 10% to 20% of total assets the aggregate amount of commercial loans that a savings association may make, provided that any amount in excess of 10% of total assets represents small business loans; allows education, small business and credit card loans to be counted in full in determining a savings association's compliance with the qualified thrift lender ("QTL") test; and provides that a savings association may be deemed to meet the QTL test if it qualifies as a domestic building and loan association under the Internal Revenue Code. Finally, the Regulatory Reduction Act establishes time frames within which the FDIC must act on applications by state banks to engage in activities which, although permitted for state banks under applicable state law, are not permissible activities for national banks, and clarifies the liability of a financial institution, when acting as a lender or in a fiduciary capacity, under the federal environmental laws. Although the full impact of the Regulatory Reduction Act on the operations of the Company and the Subsidiaries cannot be determined at this time, management believes that the legislation may reduce compliance costs to some extent and allow the Company and the Subsidiaries somewhat greater operating flexibility.

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

The Company

GENERAL. The Company, as the controlling shareholder of the Bank Subsidiaries, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the FRB under the BHC Act. In accordance with FRB policy, the Company is expected to act as a source of financial strength to the Bank Subsidiaries and to commit resources to support the Bank Subsidiaries in circumstances where the Company might not do so absent such policy. Under the BHC Act, the Company is subject to periodic examination by the FRB and is required to file with the FRB periodic reports of its operations and such additional information as the FRB may require. The Company is also subject to the requirements of the Illinois Bank Holding Company Act, as amended.

The Company's ownership of WSB Aurora makes the Company a savings and loan holding company, as defined in the HOLA, and prior to September 30, 1996, the Company was subject to OTS examination, supervision and reporting requirements under the HOLA. Effective September 30, 1996, the Regulatory Reduction Act exempted companies, like the Company, that are both bank holding companies and savings and loan holding companies from OTS regulation, but requires the FRB and the OTS to cooperate in any enforcement actions taken against such companies.

INVESTMENTS AND ACTIVITIES. Under the BHC Act, a bank holding company must obtain FRB approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHC Act), the FRB may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the FRB is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located or which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

The BHC Act also prohibits, with certain exceptions noted below, the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries, except that bank holding companies may engage in, and may own shares of companies engaged in, certain businesses found by the FRB to be "so closely related to banking ... as to be a proper incident thereto". Under current regulations of the FRB, the Company and its non-bank subsidiaries are permitted to engage in, among other activities, such banking-related businesses as the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau, including software development, and mortgage banking and brokerage. The BHC Act generally does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies.

Federal legislation also prohibits acquisition of "control" of a bank holding company, such as the Company, without prior notice to certain federal bank regulators. "Control" is defined in certain cases as acquisition of 10% of the outstanding shares of a bank holding company.

CAPITAL REQUIREMENTS. Bank holding companies are required to maintain minimum levels of capital in accordance with FRB capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The FRB's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships) and total capital means Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the Company's allowance for loan and lease losses.

The risk-based and leverage standards described above are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (I.E., Tier 1 capital less all intangible assets), well above the minimum levels.

As of December 31, 1996, the Company had regulatory capital in excess of the FRB's minimum requirements, with a total risk-based capital ratio of 13.0% and a leverage ratio of 9.8%.

DIVIDENDS. The FRB has issued a policy statement with regard to the payment of cash dividends by bank holding companies. In the policy statement, the FRB expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weakened the bank holding company's financial health, such as by borrowing. Additionally, the FRB possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition to the restrictions on dividends that may be imposed by the FRB, the Illinois Business Corporation Act, as amended, prohibits the Company from paying a dividend if, after giving effect to the dividend, the Company would be insolvent or the net assets of the Company would be less than zero or less than the maximum amount then payable to shareholders of the Company who would have preferential distribution rights if the Company were liquidated.

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

DEPOSIT INSURANCE. As FDIC-insured institutions, the Subsidiaries are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy and well managed pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

During the year ended December 31, 1996, BIF assessments ranged from 0% of deposits to 0.27% of deposits. The FDIC has announced that for the semi-annual assessment period beginning January 1, 1997, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits. During the period January 1, 1996 through September 30, 1996, SAIF assessment rates ranged from 0.23% of deposits to 0.31% of deposits. As a result of the recapitalization of the SAIF on October 1, 1996, SAIF assessment rates were reduced, effective October 1, 1996, to a range of 0.18% of deposits to 0.27% of deposits and were further reduced, effective January 1, 1997, to a range of 0% of deposits to 0.27% of deposits. SEE "--Recent Regulatory Developments".

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of any of the Bank Subsidiaries.

FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by SAIF members, such as WSB Aurora, has been used to cover interest payments due on the outstanding obligations of the FICO, the entity created to finance the recapitalization of the FSLIC, the SAIF's predecessor insurance fund. Pursuant to federal legislation enacted September 30, 1996, commencing January 1, 1997, SAIF members and BIF members will be subject to assessments to cover the interest payment on outstanding FICO obligations. Such FICO assessments will be in addition to amounts assessed by the FDIC for deposit insurance. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members. It is estimated that SAIF members will pay FICO assessments equal to 0.064% of deposits while BIF members will pay FICO assessments equal to 0.013% of deposits. Between January 1, 2000 and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a PRO RATA basis. It is estimated that FICO assessments during this period will be less than 0.025% of deposits.

SUPERVISORY ASSESSMENTS. Illinois banks and federal savings associations are required to pay supervisory fees to the Commissioner and the OTS, respectively, to fund the operations of each agency. The amount of such supervisory fees is based upon each institution's total assets, including consolidated subsidiaries, as reported to the agency. During the year ended December 31, 1996, the Bank Subsidiaries paid supervisory fees to the Commissioner totaling $102.2 thousand and WSB Aurora paid supervisory fees to the OTS totaling $46.3 thousand.

CAPITAL REQUIREMENTS. The FDIC has established the following minimum capital standards for state-chartered insured non-member banks, such as the Bank
Subsidiaries: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the FRB's capital guidelines for bank holding companies (SEE "--The Company--Capital Requirements").

The OTS has established the following minimum capital standards for savings associations, such as WSB Aurora: a core capital requirement, consisting of a minimum ratio of core capital to total assets of 3%; a tangible capital requirement consisting of a minimum ratio of tangible capital to total assets of 1.5%; and a risk-based capital requirement, consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must consist of core capital. For purposes of these capital standards, core capital consists primarily of permanent stockholders' equity less intangible assets other than certain supervisory goodwill, certain mortgage servicing rights and certain purchased credit card relationships and less investments in subsidiaries engaged in activities not permitted for national banks; tangible capital is substantially the same as core capital except that all intangible assets other than certain mortgage servicing rights must be deducted; and total capital means core capital plus certain debt and equity instruments that do not qualify as core capital and a portion of WSB Aurora's allowances for loan and lease losses.

The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the FDIC and the OTS provide that additional capital may be required to take adequate account of interest rate risk or the risks posed by concentrations of credit or nontraditional activities.

During the year ended December 31, 1996, none of the Subsidiaries was required by its primary federal regulator to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 1996, each of the Subsidiaries exceeded its minimum regulatory capital requirements.

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" or "critically undercapitalized". Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

Additionally, institutions insured by the FDIC may be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of commonly controlled FDIC insured depository institutions or any assistance provided by the FDIC to commonly controlled FDIC insured depository institutions in danger of default.

DIVIDENDS. Under the Illinois Banking Act, Illinois-chartered banks, such as the Bank Subsidiaries, may not pay, without prior regulatory approval, dividends in excess of their adjusted profits.

OTS regulations impose limitations upon all capital distributions by savings associations, including cash dividends. The rule establishes three tiers of institutions. An institution that exceeds all fully phased-in capital requirements before and after the proposed capital distribution (a "Tier 1 Institution") could, after prior notice to, but without the approval of, the OTS, make capital distributions during a calendar year of up to the higher of
(i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (I.E., the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent preceding four quarter period. Any additional capital distributions would require prior regulatory approval. As of December 31, 1996, WSB Aurora qualified as a Tier 1 Institution.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Subsidiaries exceeded its minimum capital requirements under applicable guidelines as of December 31, 1996. As of December 31, 1996, approximately $25.0 million was available to be paid as dividends to the Company by the Subsidiaries. Notwithstanding the availability of funds for dividends, however, the federal banking regulators may prohibit the payment of any dividends if they determine such payment would constitute an unsafe or unsound practice.

INSIDER TRANSACTIONS. The Subsidiaries are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Subsidiaries to their respective directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which one of the Subsidiaries maintains a correspondent relationship.

SAFETY AND SOUNDNESS STANDARDS. The FDIC and the OTS have adopted guidelines which establish operational and managerial standards to promote the safety and soundness of state non-member banks and savings associations, respectively. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the agency may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the guidelines is of such severity that it could threaten the safety and soundness of the institution. Failure to submit an acceptable plan, or failure to comply with a plan that has been accepted by the agency, would constitute grounds for further enforcement action.

BRANCHING AUTHORITY. Illinois banks, such as the Bank Subsidiaries, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals.

Effective June 1, 1997 (or earlier if expressly authorized by applicable state law), the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of DE NOVO interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegel-Neal Act only if specifically authorized by state law. The legislation allows individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Illinois has enacted legislation permitting interstate mergers beginning on June 1, 1997.

Federally chartered savings associations which qualify as "domestic building and loan associations", as defined in the Internal Revenue Code, or meet the QTL test (SEE "-The Subsidiaries -- Qualified Thrift Lender Test") have the authority, subject to receipt of OTS approval, to establish branch offices anywhere in the United States, either DE NOVO or through acquisitions of all or part of another financial institution. If a federal savings association fails to qualify as a "domestic building and loan association", as defined in the Internal Revenue Code, or fails to meet the QTL test, the association generally may establish a branch in a state other than the state of its home office only to the extent authorized by the law of the state in which the branch is to be located. As of December 31, 1996, WSB Aurora qualified as a "domestic building and loan association", as defined in the Internal Revenue Code, and met the QTL test.

STATE BANK ACTIVITIES. Under federal law and FDIC regulations, FDIC insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank Subsidiaries.

QUALIFIED THRIFT LENDER TEST. Under the QTL test in effect prior to September 30, 1996, WSB Aurora generally was required to invest at least 65% of its portfolio assets in "qualified thrift investments", as measured on a monthly average basis in nine out of every 12 months. Qualified thrift investments for purposes of the QTL test consist principally of residential mortgage loans, mortgage-backed securities and other housing and consumer-related investments. The term "portfolio assets" is statutorily defined to mean a savings association's total assets less goodwill and other intangible assets, the association's business property and a limited amount of its liquid assets. Under amendments to the HOLA enacted September 30, 1996, WSB Aurora will be deemed to satisfy the QTL test if it either holds qualified thrift investments equaling 65% or more of its portfolio assets or qualifies as a domestic building and loan association under the Internal Revenue Code. The new legislation also expanded somewhat the definition of qualified thrift investments. SEE "--Recent Regulatory Developments". As of December 31, 1996, WSB Aurora satisfied with the QTL test and qualified as a "domestic building and loan association", as defined in the Internal Revenue Code.

LIQUIDITY REQUIREMENTS. OTS regulations currently require each savings association to maintain, for each calendar month, an average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances, and specified United States Government, state or federal agency obligations) equal to at least 5% of the average daily balance of its net withdrawable accounts plus short-term borrowings (I.E., those repayable in 12 months or less) during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to an amount within a range of 4% to 10% of such accounts and borrowings, depending upon economic conditions and the deposit flows of savings associations. OTS regulations also require each savings association to maintain, for each calendar month, an average daily balance of short-term liquid assets (generally liquid assets having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. Penalties may be imposed for failure to meet liquidity ratio requirements. At December 31, 1996, WSB Aurora was in compliance with OTS liquidity requirements.

FEDERAL RESERVE SYSTEM. FRB regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for accounts aggregating $49.3 million or less, the reserve requirement is 3% of total transaction accounts; and for accounts aggregating in excess of $49.3 million, the reserve requirement is $1.479 million plus 10% of the aggregate amount of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the FRB. Each of the Subsidiaries is in compliance with the foregoing requirements. The balances used to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed on WSB Aurora by the OTS.

EXECUTIVE OFFICERS OF THE COMPANY

The names and ages of the executive officers of the Company, along with a brief description of the business experience of each such person, during the past five years, and certain other information is set forth below:


Name (Age) and Position
and Offices with the Company                                           Principal Occupations and Employment
(year first elected to office)                                         for Past Five Years and Other Information
-----------------------------------------------------------------      -----------------------------------------------------
Kevin J. Acker (47)                                                    Director and President of West Suburban Bank of
       Chairman of the Board (1993) and Vice President (1986)          Carol Stream/Stratford Square since 1982.


John A. Clark (48)                                                     Director and Executive Vice President of West
       President and Chief Executive Officer                           Suburban Bank since 1984, Vice President Loans
       (1986)                                                          for West Suburban Bank of Downers
                                                                       Grove/Lombard, West Suburban Bank of Darien
                                                                       and West Suburban Bank of Carol
                                                                       Stream/Stratford Square since 1988. Director and
                                                                       President of WSB Aurora from July, 1990 to
                                                                       January, 1992 and Director and Executive Vice
                                                                       President of WSB Aurora since January, 1992.



Keith W. Acker (47)                                                    Director, President and Chairman of the Board of
       Chief Operating Officer (1996)                                  West Suburban Bank since 1986.



Duane G. Debs (40)                                                     Vice President and Comptroller of the Bank
       Chief Financial Officer, Vice President,                        Subsidiaries since 1987 and of WSB Aurora since
       Secretary and Treasurer (1993)                                  July, 1990. Director of West Suburban Bank of
                                                                       Downers Grove/Lombard since January, 1993.








STATISTICAL DATA

The statistical data required by Securities and Exchange Act of 1934, as amended (the "1934 Act") Industry Guide 3, "Statistical Disclosure By Bank Holding Companies", has been incorporated by reference from the Company's 1996 Annual Report to Shareholders (attached as Exhibit 13.1 hereto) or is set forth below. This data should be read in conjunction with the Company's 1996 Consolidated Financial Statements and related notes, and the discussion included in Management's Discussion and Analysis of Financial Condition and Results of Operations as set forth in the Company's 1996 Annual Report to Shareholders. All dollar amounts of the statistical data included below are expressed in thousands.

Investment Securities

The following table sets forth by category the amortized cost of securities at December 31 (dollars in thousands):


                                                           1996           1995           1994
                                                        ----------     ----------     ----------
Available For Sale:
Corporate                                                $64,634        $69,731        $45,623
U.S. Government agencies and corporations                 63,591         36,119         51,638
U. S. Treasury                                            16,151         16,291         16,427
States and political subdivisions                          1,168          1,157           -
Equity securities                                         14,070         10,841         11,942
                                                        ----------     ----------     ----------
  Total investment securities available for sale         159,614        134,139        125,630
                                                        ----------     ----------     ----------
Held To Maturity:
Corporate                                                   -              -            30,645
U.S. Government agencies and corporations                130,250         83,237         55,783
States and political subdivisions                         39,941         32,800         22,131
                                                        ----------     ----------     ----------
  Total investment securities held to maturity           170,191        116,037        108,559
                                                        ----------     ----------     ----------
  Total investment securities                           $329,805       $250,176       $234,189
                                                        ----------     ----------     ----------
                                                        ----------     ----------     ----------


The following table sets forth by contractual maturity the amortized cost and weighted average yield (not tax-effected) of investment securities available for sale at December 31, 1996 (dollars in thousands):


                                                        U.S. Government
                                                          Agencies and                                     States and Political
                                   Corporate             Corporations               U.S. Treasury               Subdivisions
                               -------------------     ---------------------     -------------------      ------------------------
                                          Weighted                  Weighted                Weighted                      Weighted
                               Amortized   Average     Amortized     Average     Amortized   Average      Amortized        Average
                                Cost       Yield         Cost        Yield         Cost      Yield           Cost          Yield
                               ---------  --------     ----------  ---------     ---------  --------      ----------      --------
Within one year                  $17,773     7.53%        $11,738      7.22%        $4,019     5.50%           $----         ----%
After 1 year but within 5         46,861     6.93          27,096      6.47         12,132     5.72              565         3.63
After 5 years but within 10         -         -            24,662      6.48            -        -                403         5.45
After 10 years                      -         -                95        -             -        -                200         5.45
                               ---------  --------     ----------  ---------     ---------  --------      ----------      --------
  Total                          $64,634     7.10%        $63,591      6.60%       $16,151     5.67%          $1,168         4.57%
                               ---------  --------     ----------  ---------     ---------  --------      ----------      --------
                               ---------  --------     ----------  ---------     ---------  --------      ----------      --------



The following table sets forth, by contractual maturity, the amortized cost and weighted average yield of investment securities held to maturity at December 31, 1996. Yields on tax-exempt securities represent actual coupon yields (dollars in thousands):


                                      U.S. Government
                                        Agencies and                    States and Political
                                        Corporations                       Subdivisions
                                  ----------------------------     -------------------------------
                                                      Weighted                            Weighted
                                  Amortized            Average     Amortized               Average
                                    Cost                Yield        Cost                   Yield
                                  --------------  ------------     --------------    -------------
Within one year                      $9,662              6.98%        $3,477                 3.98%
After 1 year but within 5           108,695              6.43         13,864                 4.19
After 5 years but within 10          11,893              6.91          8,770                 4.50
After 10 years                         -                  -           13,830                 6.11
                                  --------------  ------------     --------------    -------------
  Total                            $130,250              6.51%       $39,941                 4.91%
                                  --------------  ------------     --------------    -------------
                                  --------------  ------------     --------------    -------------


Loan Portfolio

The following table sets forth the major loan categories at December 31 (dollars in thousands):


                                       1996            1995            1994           1993            1992
                                --------------  --------------  --------------  -------------  --------------
Commercial                         $232,210        $200,986        $156,896       $177,054        $144,581
Installment                          37,511          37,986          33,542         33,714          43,700
Real estate:
  Mortgage                          299,664         302,062         305,010        288,683         272,199
  Home equity                       124,805         120,802         120,373        115,910         121,918
  Construction                       73,432          81,787          72,990         47,442          42,321
  Held for sale                       1,043           1,523             449          4,543           3,527
VISA-credit card                     17,951          19,034          21,342         22,601          27,138
Other                                 7,229           5,407           7,048         11,479           4,647
                                --------------  --------------  --------------  -------------  --------------
    Total loans                     793,845         769,587         717,650        701,426         660,031
Less:
  Allowance for loan losses           9,603           8,900           8,445          7,125           8,024
                                --------------  --------------  --------------  -------------  --------------
    Loans, net                     $784,242        $760,687        $709,205       $694,301        $652,007
                                --------------  --------------  --------------  -------------  --------------
                                --------------  --------------  --------------  -------------  --------------


The following table sets forth the maturity and interest rate sensitivity of selected loan categories at December 31, 1996 (dollars in thousands):


                                                  Remaining Maturity
                           ------------------------------------------------------------------------------
                               One year                 One to               Over
                               or less                five years          five years             Total
                           ---------------------   -----------------   -----------------   --------------
Commercial                     $179,555                    $-                $52,655          $232,210
Real estate-construction         73,432                     -                    -              73,432
                           ---------------------   -----------------   -----------------   --------------
  Total                        $252,987                    $-                $52,655          $305,642
                           ---------------------   -----------------   -----------------   --------------
                           ---------------------   -----------------   -----------------   --------------
Variable rate                                              $-                   $-               $-
Fixed rate                                                  -                  52,655           52,655
                                                   -----------------   -----------------   --------------
  Total                                                    $-                 $52,655          $52,655
                                                   -----------------   -----------------   --------------
                                                   -----------------   -----------------   --------------

                                                                     18

Nonperforming Loans

The following table sets forth the aggregate amount of nonperforming loans and selected ratios at December 31 (dollars in thousands):

                                                            1996          1995            1994            1993             1992
                                                        -----------    -----------    ------------   -------------    -------------
Nonaccrual loans                                          $2,283         $1,478            $279          $3,234           $8,468
Restructured loans                                          -              -               -              3,234            6,000
Accruing loans past due over 90 days                       6,072         11,405           4,448           3,958            5,295
                                                        -----------    -----------    ------------   -------------    -------------
   Total nonperforming loans                               8,355         12,883           4,727          10,426           19,763
Other real estate                                          2,757          8,317          10,458           9,954            4,584
                                                        -----------    -----------    ------------   -------------    -------------
    Total nonperforming assets                           $11,112        $21,200         $15,185         $20,380          $24,347
                                                        -----------    -----------    ------------   -------------    -------------
                                                        -----------    -----------    ------------   -------------    -------------
Ratio of nonperforming loans to
  net loans                                                  1.1%           1.7%             .7%            1.5%            3.0%
                                                        -----------    -----------    ------------   -------------    -------------
                                                        -----------    -----------    ------------   -------------    -------------
Ratio of nonperforming assets to
  total assets                                                .9%           1.8%            1.5%            2.0%            2.4%
                                                        -----------    -----------    ------------   -------------    -------------
                                                        -----------    -----------    ------------   -------------    -------------


The Company's policy is to discontinue accruing interest on a loan when it becomes 90 days past due or when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of principal or interest is doubtful. In some circumstances a loan that is more than 90 days past due can remain on accrual status if it can be established that payment will be received within another 90 days or if it is adequately secured. When a loan has been placed on nonaccrual status, interest that has been earned but not collected is charged back to the appropriate interest income account. When payments are received on nonaccrual loans they are first applied to principal, then to expenses incurred for collection and finally to interest income. The gross amount of interest that would have been recorded if all nonperforming loans had been accruing interest at their original terms was approximately $136 for the year ended December 31, 1996 and no interest was recorded in operations for the year ended December 31, 1996.

As of December 31, 1996, due to information regarding possible credit problems of borrowers or possible deficits in the cash flow of property given as collateral, management had doubts as to the ability of certain borrowers to comply with the present repayment terms of loans, which are not nonaccrual and not nonperforming, with an aggregate principal amount of $8.7 million. Accordingly, management may be required to categorize some or all of the loans as nonperforming assets in the future.

The Company's impaired loans consisted of commercial loans totaling $17,755 at December 31, 1996 and $13,351 at December 31, 1995. Of these impaired loans, $1,422 required a valuation allowance of $182 at December 31, 1996 compared to impaired loans of $2,522 with a valuation allowance of $408 at December 31, 1995. The average outstanding balance of impaired loans was approximately $17,120 and $10,043 for the years ended December 31, 1996 and 1995, respectively. The interest income recognized on impaired loans was approximately $1,706 and $897 for the years ended December 31, 1996 and 1995, respectively. The Company had no impaired real estate construction or non-residential loans during 1996 or 1995.

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

The following table sets forth the activity in the allowance for loan losses for the years ended and at December 31 (dollars in thousands):


                                                         1996         1995          1994         1993        1992
                                                      ----------   ----------    ----------    ---------   ---------
Allowance for loan losses at beginning of period        $8,900       $8,445        $7,125       $8,024      $6,489
Loans charged-off:
  Commercial                                               484          914           302        5,862       1,697
  Installment                                               87           47           162          245         516
  Real estate mortgages                                      4          311           463          318          33
  Home equity                                                -           46             7           21          65
  VISA - credit card                                       495          404           356          531       1,110
  Other                                                     27            7             2           50          14
                                                        -------      -------       -------      -------     ------
    Total loans charged-off                              1,097        1,729         1,292        7,027       3,435
Loan recoveries:
  Commercial                                               112          100            66          274         236
  Installment                                               31           56            98          186         446
  Real estate mortgages                                      6            8             5            8           -
  Home equity                                                1            -             -            -           -
  VISA - credit card                                       142          169           227          318         365
  Other                                                      3            1             -            3          18
                                                        -------      -------      -------       -------     -------
    Total loan recoveries                                  295          334           396          789       1,065
                                                        -------      -------      -------       -------     -------
    Net loans charged-off                                  802        1,395           896        6,238       2,370
Provision for loan losses                                1,505        1,850         2,216        5,339       3,905
                                                        -------      -------      -------       -------     ------
Allowance for loan losses at end of period              $9,603       $8,900        $8,445       $7,125      $8,024
                                                        -------      -------      -------       -------    -------
                                                        -------      -------      -------       -------    -------
Allowance for loan losses to total loans                  1.21%        1.16%         1.18%        1.02%       1.22%
                                                        -------      -------      -------       -------    -------
                                                        -------      -------      -------       -------    -------
Net chargeoffs to average total loans                      .10%         .19%         .13%          .96%        .35%
                                                        -------      -------      -------       -------    -------
                                                        -------      -------      -------       -------    -------

The entire allowance for loan losses is available to absorb losses in any particular category of loans, notwithstanding management's allocation of the allowance. The following table sets forth the allocation of allowance for loan losses and the percentage of loans in each category to total loans at December 31 (dollars in thousands):


                              1996              1995             1994            1993             1992
                         ---------------  ---------------  ---------------  ---------------  ---------------
                         Amount     %     Amount     %     Amount     %     Amount     %     Amount     %
                         ------    ---    ------    ---    ------    ---    ------    ---    ------    ---
Commercial               $4,299   38.5%   $4,403   36.7%   $3,714   32.0%   $3,312   24.8%   $4,406    21.9%
Installment and other       392    5.6       385    5.6       331    5.7       369    6.5       492     7.3
Real estate               1,895   37.9     1,877   39.4       576   42.5     1,273   48.9     1,113    48.2
Home equity                 312   15.7       302   15.7       301   16.8       290   16.6       305    18.5
VISA - credit card          493    2.3       523    2.6       664    3.0       626    3.2       676     4.1
Unallocated               2,212      -     1,410      -     2,859      -     1,255      -     1,032       -
                          -----  -----     -----   -----    -----  -----     -----  -----     -----   -----
  Total                  $9,603  100.0%   $8,900  100.0%   $8,445  100.0%   $7,125  100.0%   $8,024   100.0%
                          -----  -----     -----   -----    -----  -----     -----  -----     -----   -----
                          -----  -----     -----   -----    -----  -----     -----  -----     -----   -----

Deposits

The following table sets forth by category average daily deposits and rates for the years ended December 31 (dollars in thousands):

                           1996                1995              1994
                    -----------------   ----------------  ----------------
                     Average             Average           Average
                     Balance    Rate     Balance   Rate    Balance   Rate
                    ---------- ------   --------- ------  --------- ------
  Demand and other
    noninterest-
    bearing          $103,448   ---      $100,299  ---      $96,428    --
  NOW accounts and
    savings
    deposits          524,669   2.9%      498,191  3.4%     486,863   2.6%
  Time deposits:
    Less than
     $100,000         334,177   5.7       308,039  5.6      275,693   4.6
    $100,000 and
     over              63,079   5.8        49,427  5.8       37,849   4.7
                   -----------  -----   ---------  -----   ---------  ---
      Total        $1,025,373   3.7%    $ 955,926  3.9%   $ 896,833   3.0%
                   -----------  -----   ---------  -----   ---------  ---
                   -----------  -----   ---------  -----   ---------  ---

The following table sets forth by maturity time deposits $100 and over at December 31 (dollars in thousands):

                                                             1996
                                                          ---------
  Within 3 months                                          $47,464
  After 3 months but within 12 months                       23,195
  After 1 year but within 5 years                               --
  After 5 years                                             15,684
                                                          ---------
    Total                                                  $86,343
                                                          ---------
                                                          ---------

Return on Equity and Assets and Other Financial Ratios

The following table sets forth selected financial ratios at and for the years ended December 31:

                                 1996     1995      1994
                               --------  -------   -------
  Return on average total
    assets                        1.38%    1.27%     1.29%
  Return on average
    shareholders' equity         13.93    13.03     13.29
  Cash dividends declared to
    net income                   42.73    47.16     44.10
  Average shareholders' equity
    to average total assets       9.90     9.71      9.67

ITEM 2.   PROPERTIES

The Company and the Subsidiaries occupy a total of approximately 223,000 square feet in 32 locations. The Company's principal offices are located in approximately 32,500 square feet of office space at 711 South Meyers Road, Lombard, Illinois. As indicated below, West Suburban Bank also operates the facility located at 711 South Meyers Road, Lombard, Illinois as a branch.

The following table sets forth certain information concerning the facilities of the Subsidiaries:


                             Location of          Approximate
Name of Subsidiary            Facilities          Square Feet           Status
---------------------     -------------------     ------------         --------

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

West Suburban Bank          2200 Feldot Ln.            4,430             Owned
                            Naperville, IL

West Suburban Bank          879 Geneva Rd.             3,550             Lease
                            Carol Stream, IL                            expires
                                                                          2003

West Suburban Bank          6400 S. Cass Ave.          3,090             Lease
                            Westmont, IL                                expires
                                                                          2000

                            Location of           Approximate
Name of Subsidiary          Facilities            Square Feet           Status
---------------------     -------------------     ------------         --------

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

West Suburban Bank         Beacon Hill                    100            Month
  of Downers Grove/        2400 S. Finley Rd.                           to month
  Lombard                  Lombard, IL

West Suburban Bank         Lexington Square               100            Lease
  of Downers Grove/        555 Foxworth Blvd.                          expires
  Lombard                  Lombard, IL                                   1997

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

West Suburban Bank         1005 75th St.                  800            Owned
  of Darien                Darien, IL

West Suburban Bank         672 E. Boughton Rd.          7,100            Owned
  of Darien                Bolingbrook, IL

West Suburban Bank         355 W. Army Trail Rd.       10,700            Owned
  of Carol Stream/         Bloomingdale, IL
  Stratford Square

West Suburban Bank         401 N. Gary Ave.             6,400            Owned
  of Carol Stream/         Carol Stream, IL
  Stratford Square

                             Location of          Approximate
Name of Subsidiary            Facilities          Square Feet           Status
---------------------     -------------------     ------------         --------

West Suburban Bank         1380 Army Trail Rd.         2,300             Lease
  of Carol Stream/         Carol Stream, IL                             expires
  Stratford Square                                                        2000

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

The Company's per share book value as of the end of each quarter and dividend information for each quarter is set forth in the following table:

                                                           Class A and Class B
                                                    -----------------------------------
      Year            Quarter                       Book Value      Dividends Declared
      ----            -------                       ----------      -------------------
      1996              4th                           $ 273.62           $4.00
                        3rd                             266.00            4.00
                        2nd                             265.31            4.00
                        1st                             258.36            4.00

      1995              4th                            $254.73           $3.75
                        3rd                             246.47            3.75
                        2nd                             242.69            3.75
                        1st                             237.68            3.75



The Company's common stock is not traded on any national or regional exchange. While there is no established trading market for the Company's common stock, the Company is aware that from time to time limited or infrequent quotations are made with respect to the Company's common stock and that there occurs limited trading in the Company's common stock resulting from private transactions not involving brokers or dealers. Transactions in the Company's common stock have been infrequent. As of March 15, 1997, the Company had 347,015 shares of Class A Common Stock outstanding and approximately 908 shareholders of record, and had 85,480 shares of Class B Common Stock outstanding and approximately 218 shareholders of record. Management is aware of approximately 41 transactions during 1996 involving the sale of approximately 4,196 shares of Class A Common Stock and approximately 2 transactions during 1996 involving the sale of approximately 17 shares of Class B Common Stock. The average sale price in such transactions was approximately $296.42.

ITEM 6.   SELECTED FINANCIAL DATA

The Company hereby incorporates by reference the information called for by Item 6 of this Form 10-K from the section entitled "Selected Financial Data" of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996 (attached as Exhibit 13.1 hereto).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company hereby incorporates by reference the information called for by Item 7 of this Form 10-K from the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996 (attached as Exhibit 13.1 hereto).

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company hereby incorporates by reference the information called for by Item 8 of this Form 10-K from the Consolidated Financial Statements and from the section entitled "Selected Quarterly Financial Data" as set forth in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996 (attached as Exhibit 13.1 hereto).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

None.

                                     PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company hereby incorporates by reference the information called for by Item 10 of this Form 10-K regarding directors of the Company from the section entitled "Election of Directors" of the Company's 1997 Proxy Statement.

Section 16(a) of the 1934 Act requires that the Company's executive officers and directors and persons who own more than 10% of their Company's Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the exchange on which the Company's shares of common stock are traded. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms furnished to the Company and, if appropriate, representations made to the Company by any such reporting person concerning whether a Form 5 was required to be filed for the 1996 fiscal year, the Company is not aware that any of its directors and executive officers or 10% shareholders failed to comply with the filing requirements of Section 16(a) during the period commencing January 1, 1996 through December 31, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

The Company hereby incorporates by reference the information called for by Item 11 of this Form 10-K from the section entitled "Executive Compensation" of the Company's 1997 Proxy Statement; provided, however, Report of the Board of Directors on Executive Compensation is specifically not incorporated into this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company hereby incorporates by reference the information called for by Item 12 of this Form 10-K from the section entitled "Security Ownership of Certain Beneficial Owners" of the Company's 1997 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company hereby incorporates by reference the information called for by Item 13 of this Form 10-K from the section entitled "Transactions with Directors, Officers and Associates" of the Company's 1997 Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

ITEM (A)1 AND 2. FINANCIAL STATEMENTS

                 WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                       LIST OF FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

The following audited Consolidated Financial Statements of the Company and its subsidiaries and related notes and independent auditors' report are incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996 (attached as Exhibit 13.1 hereto).

                                                                       Annual Report
                                                                          Page No.
                                                                       --------------
     Report of Independent Auditors                                         5

     Consolidated Balance Sheets - December 31, 1996 and 1995               6

     Consolidated Statements of Income - Years Ended
     December 31, 1996, 1995 and 1994                                       7

     Consolidated Statements of Changes in Shareholders'
     Equity - Years Ended December 31, 1996, 1995 and 1994                  8

     Consolidated Statements of Cash Flows - Years Ended
     December 31, 1996, 1995 and 1994                                       9

     Notes to Consolidated Financial Statements                            11


The following Condensed Financial Information-Parent Only is incorporated by reference from Note 16 to the Company's audited Consolidated Financial Statements as set forth in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996 (attached as Exhibit 13.1).


                                                                        Annual Report
                                                                          Page No.
                                                                       ---------------
     Condensed Balance Sheets - December 31, 1996 and 1995                 22

     Condensed Statements of Income - Years Ended
     December 31, 1996, 1995 and 1994                                      22

     Condensed Statements of Cash Flows - Years Ended
     December 31, 1996, 1995 and 1994                                      22


SCHEDULES
---------

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

ITEM 14(b). REPORTS ON FORM 8-K

None

***
Upon written request to the Chief Financial Officer of West Suburban Bancorp, Inc., 711 South Meyers Road, Lombard, Illinois, 60148, copies of the exhibits listed above are available to shareholders of the Company by specifically identifying each exhibit desired in the request. A fee of $.20 per page of exhibit will be charged to shareholders requesting copies of exhibits to cover copying and mailing costs.

FORM 10-K SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   WEST SUBURBAN BANCORP, INC.
                   (Registrant)

                   By   /s/ John A. Clark
                      --------------------------------
                        John A. Clark
                        Chief Executive Officer

Date: March 28, 1997
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of March, 1997.

     SIGNATURE                                                TITLE

/s/ Kevin J. Acker                     3/28/97
--------------------------           ------------      Chairman of the Board and
Kevin J. Acker                          Date           Director


/s/ John A. Clark                      3/28/97
--------------------------           ------------      Chief Executive Officer
John A. Clark                           Date           and Director


/s/ Duane G. Debs                      3/28/97
--------------------------           ------------      Chief Financial Officer
Duane G. Debs                           Date           and Chief Accounting
                                                       Officer

/s/ David Bell                         3/28/97
--------------------------           ------------      Director
David Bell                              Date


/s/ Peggy P. LoCicero                  3/28/97
--------------------------           ------------      Director
Peggy P. LoCicero                       Date


/s/ Charles P. Howard                  3/28/97
--------------------------           ------------      Director
Charles P. Howard                       Date


     The foregoing includes all of the Board of Directors of the Company.

                               INDEX TO EXHIBITS


Exhibit                                                               Sequential
Number         Description                                             Page No.
-------        -----------                                           -----------

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

3.4         By-Laws - Incorporated by reference from Exhibit 3.3 of       N/A
            Form S-1 of the Company dated November 10, 1988,
            Registration No. 33-25225

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

4.3         Articles of Incorporation of the Company                      N/A
            (see Exhibits 3.1, 3.2, 3.3 and 3.4 above)

4.4         By-Laws of the Company (see Exhibit 3.4 above)                N/A

                                INDEX TO EXHIBITS
                                    (continued)

Exhibit                                                               Sequential
Number         Description                                             Page No.
-------        -----------                                           -----------

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

10.4        Employment Agreement between one of the                      N/A
            Company's subsidiaries and Alana S. Acker, dated May
            9, 1989 - Incorporated by reference to Exhibit 10.5 of
            Form 10-K of the Company dated March 28, 1990,
            Commission File No. 0-17609

10.5        Employment Agreement between one of the                      N/A
            Company's subsidiaries and Kevin J. Acker, dated May
            9, 1989 - Incorporated by reference from Exhibit 10.6 of Form 10-K of the Company dated March 28, 1990,
            Commission File No. 0-17609

10.6        Employment Agreement between one of the                      N/A
            Company's subsidiaries and Gregory Ruffolo, dated
            May 9, 1989 - Incorporated by reference from Exhibit
            10.7 of Form 10-K of the Company dated March 28, 1990, Commission File No. 0-17609

                               INDEX TO EXHIBITS
                                  (continued)
Exhibit                                                               Sequential
Number         Description                                             Page No.
-------        -----------                                           -----------

10.7        Employment Agreement between one of the                      N/A
            Company's subsidiaries and Michael P. Brosnahan, dated May 10, 1989 - Incorporated by reference from
            Exhibit 10.8 of Form 10-K of the Company dated March
            28, 1990, Commission File No. 0-17609

10.8        Employment Agreement between one of the                      N/A
            Company's subsidiaries and Gregory L. Young, dated
            November 14, 1990 - Incorporated by reference from
            Exhibit 10.9 of Form 10-K of the Company dated March
            28, 1991, Commission File No. 0-17609

10.9        Deferred Compensation Agreement between one of               N/A
            the Company's subsidiaries and John A. Clark, dated
            November 14, 1990 - Incorporated by reference from
            Exhibit 10.10 of Form 10-K of the Company dated
            March 28, 1991, Commission File No. 0-17609

10.10       Deferred Compensation Agreement between one of               N/A
            the Company's subsidiaries and Keith W. Acker, dated
            November 14, 1990 - Incorporated by reference from
            Exhibit 10.11 of Form 10-K of the Company dated March
            28, 1991, Commission File No. 0-17609

10.11       Deferred Compensation Agreement between one of               N/A
            the Company's subsidiaries and Michael P. Brosnahan, dated November 14, 1990 - Incorporated by reference from Exhibit 10.13 of Form 10-K of the Company dated
            March 28, 1991, Commission File No. 0-17609

                               INDEX TO EXHIBITS
                                  (continued)

Exhibit                                                               Sequential
Number         Description                                             Page No.
-------        -----------                                           -----------

10.12       Deferred Compensation Agreement between one of               N/A
            the Company's subsidiaries and Gregory L. Young, dated November 14, 1990 - Incorporated by reference from Exhibit 10.14 of Form 10-K of the Company dated
            March 28, 1991, Commission File No. 0-17609

10.13       Deferred Compensation Agreement between one of               N/A
            the Company's subsidiaries and Alana S. Acker, dated
            November 13, 1990 - Incorporated by reference from
            Exhibit 10.15 of Form 10-K of the Company dated March
            28, 1991, Commission File No. 0-17609

10.14       Deferred Compensation Agreement between one of               N/A
            the Company's subsidiaries and Gregory M. Ruffolo, dated November 13, 1990 - Incorporated by reference from Exhibit 10.16 of Form 10-K of the Company dated
            March 28, 1991, Commission File No. 0-17609

10.15       Deferred Compensation Agreement between one of               N/A
            the Company's subsidiaries and Kevin J. Acker, dated
            November 13, 1990 - Incorporated by reference from
            Exhibit 10.17 of Form 10-K of the Company dated March
            28, 1991, Commission File No. 0-17609

10.16       Employment Agreement between one of the Company's            N/A
            subsidiaries and Stanley C. Celner, Jr., dated December
            10, 1991 - Incorporated by reference from Exhibit 10.18 of Form 10-K of the Company dated March 28, 1992,
            Commission File No. 0-17609

                               INDEX TO EXHIBITS
                                  (continued)

Exhibit                                                              Sequential
Number         Description                                             Page No.
-------        -----------                                           ----------

10.17       Deferred Compensation Agreement between one of               N/A
            the Company's subsidiaries and Stanley C. Celner,
            Jr., dated December 10, 1991 - Incorporated by reference from Exhibit 10.19 of Form 10-K of the Company dated March 28, 1992, Commission File
            No. 0-17609

10.18       Employment Agreement between one of the Company's            N/A
            subsidiaries and Duane G. Debs, dated as of March 8, 1993 - Incorporated by reference from Exhibit 10.20 of
            Form 10-K of the Company dated March 28, 1994,
            Commission File No. 0-17609

10.19       Deferred Compensation Agreement between one of               N/A
            the Company's subsidiaries and Duane G. Debs, dated as of March 8, 1993 - Incorporated by reference from
            Exhibit 10.21 of Form 10-K of the Company dated March
            28, 1994, Commission File No. 0-17609

10.20       Employment Agreement between one of the Company's            N/A
            subsidiaries and Jacqueline R. Weigand, dated as of March 8, 1993 - Incorporated by reference from Exhibit
            10.22 of Form 10-K of the Company dated March 28,
            1994, Commission File No. 0-17609

10.21       Deferred Compensation Agreement between one of               N/A
            the Company's subsidiaries and Jacqueline R.
            Weigand, dated as of March 8, 1993 - Incorporated by reference from Exhibit 10.23 of Form 10-K of the Company dated March 28, 1994, Commission File No.
            0-17609

10.22       Employment Agreement between one of the Company's            N/A
            subsidiaries and Timothy P. Dineen, dated as of March 8, 1993 - Incorporated by reference from Exhibit
            10.24 of Form 10-K of the Company dated March 28,
            1994, Commission File No. 0-17609

                               INDEX TO EXHIBITS
                                  (continued)

Exhibit                                                              Sequential
Number         Description                                             Page No.
-------        -----------                                           ----------

10.23       Deferred Compensation Agreement between one of               N/A
            the Company's subsidiaries and Timothy P. Dineen, dated as of March 8, 1993 - Incorporated by reference from Exhibit 10.25 of Form 10-K of the Company dated
            March 28, 1994, Commission File No. 0-17609

10.24       Employment Agreement between one of the Company's            N/A
            subsidiaries and Steven A. Jennrich, dated as of January 12, 1994 - Incorporated by reference from
            Exhibit 10.28 of Form 10-K of the Company dated
            March 28, 1995, Commission File No. 0-17609

10.25       Deferred Compensation Agreement between one of the           N/A
            Company's subsidiaries and Steven A. Jennrich, dated as of January 12, 1994 - Incorporated by reference from
            Exhibit 10.29 of Form 10-K of the Company dated
            March 28, 1995, Commission File No. 0-17609

10.26       Amended Employment Agreement between one of the              N/A
            Company's subsidiaries and Jacqueline R. Weigand, dated as of August 9, 1994 - Incorporated by reference from Exhibit 10.30 of Form 10-K of the Company dated
            March 28, 1995, Commission File No. 0-17609

10.27       Amended Employment Agreement between one of the              N/A
            Company's subsidiaries and Timothy P. Dineen, dated as of August 9, 1994 - Incorporated by reference from
            Exhibit 10.31 of Form 10-K of the Company dated
            March 28, 1995, Commission File No. 0-17609

10.28       Employment Agreement between one of the                      N/A
            Company's subsidiaries and George E. Ranstead, dated as of November 9, 1994 - Incorporated by reference from Exhibit 10.32 of Form 10-K of the Company dated March 28, 1995, Commission File
            No. 0-17609

                               INDEX TO EXHIBITS
                                  (continued)
Exhibit                                                              Sequential
Number         Description                                             Page No.
-------        -----------                                           ----------

10.29       Deferred Compensation Agreement between one                  N/A
            Company's subsidiaries and George E. Ranstead, dated as of November 9, 1994 - Incorporated by reference from Exhibit 10.33 of Form 10-K of the Company dated March 28, 1995, Commission File
            No. 0-17609

10.30       Employment Agreement between one of the                      N/A
            Company's subsidiaries and David S. Orr, dated as of November 9, 1994 - Incorporated by reference from Exhibit 10.34 of Form 10-K of the Company dated March 28, 1995, Commission File No. 0-17609

10.31       Deferred Compensation Agreement between one of               N/A
            the Company's subsidiaries and David S. Orr, dated as of November 9, 1994 - Incorporated by reference from Exhibit 10.35 of Form 10-K of the Company dated March 28, 1995, Commission File
            No. 0-17609

10.32       Employment Compensation Agreement Amendment                  N/A
            between the Company's Subsidiaries and John Clark,
            Kevin Acker, Keith Acker and Alana Acker,- Incorporated by reference from Exhibit 10.36 of Form 10-K of the Company dated March 28, 1996, Commission File
            No. 0-17609.

10.33       Employment Compensation Agreement Amendment                  N/A
            between the Company's subsidiaries and the Company's other contract employees except for John
            Clark, Kevin Acker, Keith Acker and
            Alana Acker, - Incorporated by reference from Exhibit
            10.37 of Form 10-K of the Company dated March
            28, 1996, Commission File No. 0-17609.

13.1        Annual Report to Shareholders of the                         39
            Company for fiscal year ended December 31, 1996

21.1        Subsidiaries of Registrant                                   79

27          Financial Data Schedule                                      80