Form 10-Q
period 1997-03-31
WEST SUBURBAN BANCORP INC
filed 1997-05-14
CIK 805080

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period ended March 31, 1997

                                       OR
          | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For transition period from __________ to __________

                         Commission File Number 0 -17609

                           WEST SUBURBAN BANCORP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Illinois                                           36-3452469
---------------------------------                         ----------------------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification Number)

711 South Meyers Road, Lombard, Illinois                           60148
----------------------------------------                      ----------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (630) 629-4200

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

1,000,000 shares of Common Stock, Class A, no par value, were authorized and 347,015 shares were issued and outstanding as of March 31, 1997.

1,000,000 shares of Common Stock, Class B, no par value, were authorized and 85,480 shares were issued and outstanding as of March 31, 1997.

                           WEST SUBURBAN BANCORP, INC.

                           Form 10-Q Quarterly Report

                                Table of Contents

                                     PART I
                                                                     Page Number

Item 1.  Financial Statements..................................................3
Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................................9

                                     PART II

Item 1.  Legal Proceedings....................................................16
Item 2.  Changes in Securities................................................16
Item 3.  Defaults Upon Senior Securities......................................16
Item 4.  Submission of Matters to a Vote of Security Holders..................16
Item 5.  Other Information....................................................16
Item 6.  Exhibits and Reports on Form 8-K.....................................16


Form 10-Q Signature Page......................................................17

This report, includes certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. West Suburban Bancorp, Inc. (the "Company") intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of indicating such intent. Forward-looking statements which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Parent and the Subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

                  WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                      March 31,    December 31,
                                                                        1997          1996
                                                                     -----------   -----------
Assets
Cash and due from banks                                              $    34,300   $    38,520
Interest-bearing deposits in financial institutions                          182           240
Federal funds sold                                                        60,230        29,890
                                                                     -----------   -----------
   Total cash and cash equivalents                                        94,712        68,650
Investment securities:
   Available for sale (amortized cost of $160,123 in
      1997; $159,614 in 1996)                                            157,516       158,578
   Held to maturity (fair value of $167,935 in
      1997; $170,202 in 1996)                                            170,005       170,191
Loans, less allowance for loan losses of $9,867 in 1997;
   $9,603 in 1996                                                        788,532       784,242
Premises and equipment, net                                               30,803        30,130
Other real estate                                                          2,863         2,757
Accrued interest and other assets                                         21,151        21,056
                                                                     -----------   -----------
      Total Assets                                                   $ 1,265,582   $ 1,235,604
                                                                     ===========   ===========

Liabilities and Shareholders' Equity
Deposits
   Noninterest-bearing                                               $    95,912   $   102,583
   Interest-bearing                                                    1,030,353       996,814
                                                                     -----------   -----------
      Total deposits                                                   1,126,265     1,099,397
FHLB advances                                                                            1,350
Accrued interest and other liabilities                                    17,308        16,519
                                                                     -----------   -----------
        Total Liabilities                                              1,143,573     1,117,266
                                                                     -----------   -----------

Shareholders' equity
   Common Stock, Class A, no par value; 1,000,000 shares
      authorized; 347,015 shares issued and outstanding                    2,774         2,774
   Common Stock, Class B, no par value; 1,000,000 shares
      authorized; 85,480 shares issued and outstanding                       683           683
   Surplus                                                                38,066        38,066
   Retained earnings                                                      82,058        77,439
   Unrealized (loss) on securities available for sale, net of taxes       (1,572)         (624)
                                                                     -----------   -----------
      Total Shareholders' Equity                                         122,009       118,338
                                                                     -----------   -----------
      Total Liabilities and Shareholders' Equity                     $ 1,265,582   $ 1,235,604
                                                                     ===========   ===========

     The accompanying notes are an integral part of the consolidated financial statements.

                  WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

                                                                 1997      1996
                                                              -------  --------
Interest Income
   Loans, including fees                                      $17,129  $ 17,915
                                                              -------  --------
   Investment securities:
      Taxable                                                   4,689     3,253
      Nontaxable                                                  538       463
                                                              -------  --------
         Total investment securities                            5,227     3,716
   Deposits in financial institutions                              13        20
   Federal funds sold                                             382       370
                                                              -------  --------
         Total interest income                                 22,751    22,021
                                                              -------  --------
Interest Expense
   Deposits                                                    10,095     9,157
   Other                                                          196        90
                                                              -------  --------
         Total interest expense                                10,291     9,247
                                                              -------  --------
         Net interest income                                   12,460    12,774
Provision for Loan Losses                                         295       458
                                                              -------  --------
Net Interest Income After Provision for Loan Losses            12,165    12,316
                                                              -------  --------
Other Operating Income
   Service fees                                                   848       863
   Net realized gain on sales of securities available for
     sale                                                           1       351
   Trust fees                                                     105       105
   Net gain on sale of loans originated for sale                   60        29
   Loan servicing                                                 204       239
   Net gain (loss) on sale of other real estate                 1,476        (5)
   Other                                                        3,044       694
                                                              -------  --------
         Total other operating income                           5,738     2,276
                                                              -------  --------
Other Operating Expense
   Salaries and employee benefits                               4,536     3,740
   Occupancy                                                      717       716
   Furniture and equipment                                        731       693
   FDIC insurance premiums                                         84        76
   Professional fees                                              254       284
   Data processing                                                185       197
   Other real estate                                               44       588
   Other                                                        1,244     1,380
                                                              -------  --------
         Total other operating expense                          7,795     7,674
                                                              -------  --------
Income Before Income Taxes                                     10,108     6,918
Income taxes                                                    3,543     2,335
                                                              -------  --------
Net Income                                                    $ 6,565  $  4,583
                                                              =======  ========

Net Income Per Share                                          $ 15.18  $  10.60
                                                              =======  ========

Cash Dividends Declared Per Share                             $  4.50  $   4.00
                                                              =======  ========

     The accompanying notes are an integral part of the consolidated financial statements.

                  WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                                    1997       1996
                                                                                --------   --------
Cash flows from operating activities
   Net income                                                                   $  6,565   $  4,583
                                                                                --------   --------
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                               780        721
         Provision for loan losses                                                   295        458
         Provision for deferred income taxes                                       2,022      1,094
         Net premium amortization and discount accretion of investment
           securities                                                                128        112
         Net realized gain on sales of investment securities available
           for sale                                                                   (1)      (351)
         Gain on sale of loans held for sale                                         (60)       (29)
         Proceeds from sale of loans held for sale                                   633      2,635
         Origination of loans held for sale                                       (1,339)    (3,994)
         (Gain) loss on sale of premises and equipment                                (5)        20
         (Gain) loss on sale of other real estate                                 (1,476)         5
         Increase in accrued interest and other assets                            (1,625)    (1,117)
         Increase in accrued interest and other liabilities                          707      3,940
                                                                                --------   --------
               Total adjustments                                                      59      3,494
                                                                                --------   --------
               Net cash provided by operating activities                           6,624      8,077
                                                                                --------   --------

Cash flows from investing activities
   Investment securities available for sale:
        Proceeds from sales                                                                  13,306
        Proceeds from maturities                                                   5,002      8,914
        Purchases                                                                 (5,677)   (27,210)
  Investment securities held to maturity:
        Proceeds from maturities                                                   2,221     33,381
        Purchases                                                                 (1,999)   (29,490)
  Net (increase) decrease in loans                                                (3,925)     1,251
  Purchases of premises and equipment                                             (1,452)      (810)
  Proceeds from sale of premises and equipment                                         5          5
  Proceeds from sale of other real estate                                          1,476        536
                                                                                --------   --------
      Net cash used in investing activities                                     ($ 4,349)  ($   117)
                                                                                --------   --------

     The accompanying notes are an integral part of the consolidated financial statements.

                  WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (CONTINUED)
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                1997       1996
                                                            --------   --------
Cash flows from financing activities
   Net increase (decrease) in total deposits                $ 26,867   ($11,967)
   Decrease in FHLB advances                                  (1,350)
   Cash dividends paid                                        (1,730)    (1,621)
                                                            --------   --------
     Net cash provided by (used in) financing activities      23,787    (13,588)
                                                            --------   --------

   Net increase (decrease) in cash and cash equivalents       26,062     (5,628)
   Cash and cash equivalents at beginning of period           68,650     88,346
                                                            --------   --------
   Cash and cash equivalents at end of period               $ 94,712   $ 82,718
                                                            ========   ========

   Supplemental cash flow information:
     Cash paid during the period for:
      Interest on deposits and other borrowings             $ 10,155   $  9,300
      Transfer to other real estate                         $    106   $    362

     The accompanying notes are an integral part of the consolidated financial statements.

                  WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of West Suburban Bancorp, Inc. (the "Parent") and its subsidiaries (collectively, the "Subsidiaries" and together with the Parent, the "Company"): West Suburban Bank; West Suburban Bank of Downers Grove/Lombard; West Suburban Bank of Darien; West Suburban Bank of Carol Stream/Stratford Square; and West Suburban Bank of Aurora, F.S.B. ("WSB Aurora"). Significant intercompany accounts and transactions have been eliminated. The unaudited interim consolidated financial statements include the accounts of the Company and are prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual financial statements have been omitted. The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the latest Annual Report on Form 10-K filed by the Company. The consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. Certain amounts reported in prior periods have been reclassified to conform to the 1997 presentation.

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

During the first three months of 1997, the Company's unrealized loss, net of taxes, on securities available for sale increased $1.0 million to a loss of $1.6 million at March 31, 1997 from a loss of $.6 million at December 31, 1996.

NOTE 3 - OUTSTANDING LINES OF CREDIT AVAILABLE - FOR BORROWERS (Dollars in Thousands)


                                            March 31, 1997  December 31, 1996
                                            --------------  -----------------
Home equity lines                                 $112,032           $108,526
Commercial loans in process                        154,413            197,952
Visa credit lines                                   46,085             43,818
                                                  --------           --------
   Total commitments                              $312,530           $350,296
                                                  ========           ========

The Company had $8.2 million and $4.5 million of commitments to originate residential mortgage loans as of March 31, 1997 and December 31, 1996, respectively.

NOTE 4 - ADOPTION OF NEW ACCOUNTING STANDARDS

Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") 125, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which provides new accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on a consistent application of a "financial-components" approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The adoption of SFAS 125 did not have a material impact on the Company's financial condition or results of operations.

In December 1996, Financial Accounting Standards Board ("FASB") issued SFAS 127, "Deferral of the Effective Date of Certain Provisions of SFAS 125", which defers the effective date of certain of the provisions of SFAS 125 for one year.

In March 1997, the FASB issued SFAS 128, "Earnings Per Share", which establishes new standards for computing and presenting earnings per share and requires dual presentation of basic and diluted earnings per share. SFAS 128 is effective for financial statements ending after December 15, 1997 and all prior periods will be restated. The adoption of SFAS 128 will not have an impact on the Company's earnings per share as the Company has no outstanding common stock equivalents.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BALANCE SHEET ANALYSIS

Asset Distribution. Total consolidated assets of the Company increased $30.0 million (2.4%) to $1,265.6 million at March 31, 1997 from $1,235.6 million at December 31, 1996. Total cash and cash equivalents increased approximately $26.1 million to $94.7 million at March 31, 1997 from $68.6 million at December 31, 1996. This was principally due to the increase in federal funds sold to $60.2 million at March 31, 1997 from $29.9 million at December 31, 1996 as the Company sought increased liquidity in an uncertain interest rate environment. Aggregate holdings in investment securities decreased $1.3 million (.4%) to $327.5 million at March 31, 1997 from $328.8 million at December 31, 1996. The Company's objectives in managing its securities portfolio are driven by the dynamics of the entire balance sheet which includes monitoring the maturity structure of its portfolio, along with general economic conditions including the interest rate environment. In managing its portfolio, the Company seeks to provide liquidity, minimize exposure to interest rate risk and achieve an acceptable rate of return.

Total loans increased $4.6 million (.6%) to $798.4 million at March 31, 1997 from $793.8 million at December 31, 1996. The Company benefitted from continued growth in the commercial sector arising from the strength of the economy, along with successful marketing of its products. The Company will attempt to remain competitive in its market by offering competitive rates on its loan products while not compromising its credit evaluation standards or net interest margins to attract new business.

Allowance for Loan Losses and Asset Quality. The allowance for loan losses is an amount that management believes is adequate to absorb losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans along with current and prior loan loss experience. In determining the proper level for the allowance, management evaluates the adequacy of the allowance based on current and past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral and current and prospective economic conditions. The allowance for loan losses increased $.3 million to $9.9 million at March 31, 1997 from $9.6 million at December 31, 1996. The ratio of the allowance for loan losses to total loans outstanding increased at March 31, 1997 to 1.24% compared to 1.21% at December 31, 1996. The increase in this ratio was principally due to net charge-offs on loans declining during the first quarter of 1997 when compared to the fourth quarter in 1996. The allowance for loan losses as of March 31, 1997 was approximately 175% of the level of nonperforming loans which was an increase over the 153% coverage ratio of allowance for loan losses to nonperforming loans at December 31, 1996. Nonperforming loans decreased $.7 million (10.0%) to $5.6 million at March 31, 1997 from $6.3 million at December 31, 1996. As of March 31, 1997 and December 31, 1996, total nonperforming loans to net loans were .7% and .8%, respectively.

The following table presents an analysis of the Company's nonperforming loans for the periods stated (dollars in thousands):

                                     March 31, 1997   December 31, 1996   Dollar Change
                                     --------------   -----------------   -------------
Nonaccrual loans                             $2,365              $2,283             $82
Accruing loans 90 days past due               3,274               3,980            (706)
                                     --------------   -----------------   -------------
  Total nonperforming loans                  $5,639              $6,263           ($624)
                                     ==============   =================   =============
Nonperforming loans as a percent
  of net loans                                 0.7%                0.8%             --
Other real estate                            $2,863              $2,757            $106
                                     ==============   =================   =============

The following table presents an analysis of the Company's Provision for Loan Losses for the periods stated (dollars in thousands):

                                              1997                        1996
                                            --------    -------------------------------------------
                                            1st Qtr.    4th Qtr.   3rd Qtr.    2nd Qtr.    1st Qtr.
                                            --------    -------------------------------------------
Provision-quarter                               $295        $321       $388        $338        $458
Provision-year                                   295       1,505      1,184         796         458
Net chargeoffs-quarter                            31         407        189         118          88
Net chargeoffs-year to date                       31         802        395         206          88
Allowance at period end                        9,867       9,603      9,689       9,490       9,270
Allowance to period end total loans            1.24%       1.21%      1.22%       1.20%       1.21%

Liability Distribution. Total liabilities increased $26.3 million (2.4%) to $1,143.6 million at March 31, 1997 from $1,117.3 million at December 31, 1996. This increase was primarily due to increases in certificate of deposit balances arising from the Company offering competitive rates of return during promotional efforts. The Company's intention is to use additional funds available for investing purposes and to fund loan growth.

Balances in the Company's major categories of deposits are summarized in the following table (dollars in thousands):

                                                                                 Dollar      Percent
                                       March 31, 1997   December 31, 1996        Change       Change
                                       --------------   -----------------    ----------    ---------
Demand and other noninterest-bearing          $95,912            $102,583      ($6,671)       (6.5%)
NOW accounts                                  183,019             182,861          158         0.1%
Money market savings                          348,671             342,872        5,799         1.7%
Time, $100,000 and over                        83,209              86,343       (3,134)       (3.6%)
Time, other                                   415,454             384,738       30,716         8.0%
                                       --------------   -----------------    ----------    ---------
   Total                                   $1,126,265          $1,099,397      $26,868         2.4%
                                       ==============   =================    ==========    =========

Although the Company promotes its savings products when appropriate, management does not intend to compromise its net interest margin to attract deposits.

Shareholders' Equity. Shareholders' equity increased $3.7 million (3.1%) to $122.0 million at March 31, 1997 from $118.3 million at December 31, 1996. This increase was the result of the net retention of 1997 earnings of $4.7 million decreased by the increase in unrealized loss on securities available for sale of $1.0 million (net of taxes).

CAPITAL RESOURCES

The Company's capital ratios as well as those of its Subsidiaries as of March 31, 1997 are presented below. All such ratios are in excess of the regulatory capital requirements which call for a minimum total risk-based capital ratio of 8% for the Company and each of its Subsidiaries (at least one half of the minimum total risk-based capital must consist of tier 1 capital), a minimum leverage ratio (3% for the most highly rated banks that do not expect significant growth; all other institutions are required to maintain a minimum leverage capital ratio of 4% to 5% depending on their particular circumstances and risk profiles) for the Company and its bank Subsidiaries and a minimum tangible capital ratio and core capital ratio of 1.5% and 3%, respectively, for the Company's thrift Subsidiary. Bank holding companies and their subsidiaries are generally expected to operate at or above the minimum capital requirements and the ratios shown below are in excess of regulatory minimums and should allow the Company and its Subsidiaries to operate without capital adequacy concerns.

The following table sets forth selected regulatory capital ratios of the Company and the bank Subsidiaries at March 31, 1997:

                                                        Tier 1      Total
                                                      Risk-Based  Risk-Based   Leverage
Institution                                             Capital    Capital      Capital
-----------                                             -------    -------      -------
West Suburban Bancorp, Inc.                             12.56%      13.57%      10.02%
West Suburban Bank                                      10.36%      11.35%       8.17%
West Suburban Bank of Downers Grove/Lombard             16.26%      17.51%      11.25%
West Suburban Bank of Darien                            13.13%      14.38%       9.28%
West Suburban Bank of Carol Stream/Stratford Square     11.01%      11.83%       8.40%

At March 31, 1997, WSB Aurora maintained a core capital ratio of 11.21%, a tangible capital ratio of 13.22% and a total risk-based capital ratio of 14.26%.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") provided the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" or "critically undercapitalized". Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. Management has been advised that as of March 31, 1997 and December 31, 1996, each of the Subsidiaries qualified as a "well-capitalized" institution.

LIQUIDITY

Effective liquidity management allows a banking institution to ensure the availability of sufficient funds to accommodate the needs of borrowers and depositors. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity and maturity schedules of earning assets and supporting liabilities.

Generally, the Company uses cash and cash equivalents to meet its liquidity needs. Additional liquidity is provided by maintaining assets which mature within a short time-frame or which may be quickly converted to cash without significant costs. These assets include interest-bearing deposits in financial institutions, federal funds sold and investment securities available for sale. As of March 31, 1997 and December 31, 1996, liquid assets represented 19.9% and 18.4% of total assets, respectively. A more detailed discussion concerning these assets is presented under the Asset Distribution section of this report.

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

Listed below are the balances in the major categories of the rate sensitive assets and liabilities that are subject to repricing as of March 31, 1997 (dollars in thousands):

                                                               Over three
                                                 Three          months to        Over one
                                                 months          twelve          year to          Over
                                                or less          months         five years     five years        Total
                                            -----------------------------------------------------------------------------
Rate sensitive assets:
  Interest-bearing deposits in financial
    institutions                                $    182                                                        $      182
  Federal funds sold                              60,230                                                            60,230
  Investment securities                           17,550        $ 55,798         $191,078       $ 63,095           327,521
  Loans                                          293,410         352,728              469        149,427           796,034
                                            ------------------------------------------------------------------------------
    Total interest-earning assets               $371,372        $408,526         $191,547       $212,522        $1,183,967
                                            ==============================================================================

Rate sensitive liabilities:
  Money market savings                          $348,671                                                          $348,671
  NOW accounts                                   183,019                                                           183,019
  Time deposits:
    Less than $100,000                           116,432        $196,860         $102,162                          415,454
    $100,000 and over                             44,397          25,116                         $13,696            83,209
                                            ------------------------------------------------------------------------------
    Total interest-bearing liabilities          $692,519        $221,976         $102,162        $13,696        $1,030,353
                                            ==============================================================================

Interest sensitivity gap                       ($321,147)       $186,550          $89,385       $198,826
Cumulative interest sensitivity gap            ($321,147)      ($134,597)        ($45,212)      $153,614        $  153,614
Cumulative interest-earning assets as a
  percentage of cumulative
  interest-bearing liabilities                     53.6%           85.3%            95.6%         114.9%
Cumulative interest sensitivity gap as a
  percentage of total assets                      (25.4)%         (10.6)%           (3.6)%         12.1%

The above table does not necessarily indicate the future impact of general interest rate movements on the Company's net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times and at different rate levels. Assets and liabilities are reported in the earliest time frame in which maturity or repricing may occur. The consolidated interest rate sensitivity position of the Company within the one year window at March 31, 1997 reflects cumulative net interest-earning assets compared to cumulative net interest-bearing liabilities of 85.3% and cumulative net interest-earning assets that reprice or mature within one year compared to total assets of negative 10.6%. The percentage indicated for the cumulative net interest-earning assets as a percentage of net interest-bearing liabilities are well within the Company's target range of acceptable gap values for the three month to twelve month time frames.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Net Income. The Company's net income for the three months ended March 31, 1997 and 1996 was approximately $6.6 million and $4.6 million, respectively. This represents an increase of $2.0 million (43.2%) for the 1997 period when compared to the same period in 1996. Management believes this was primarily due to the increase in other operating income of $3.8 million resulting from gains recognized in connection with the disposition of certain other real estate and the settlement of certain litigation, each of which are one-time transactions. Total interest income increased $.7 million. These increases were offset by an increase to total interest expense of $1.0 million and income tax expense of $1.2 million.

Interest Income. Total interest income, on a tax equivalent basis, increased $.7 million for the three months ended March 31, 1997 compared to the same period in 1996. This increase resulted from an increase of $1.7 million due to growth in average balances which was offset by a ($1.0) million decrease due to lower interest rates. The Company's average interest-earning assets grew $102.2 million to $1,152.8 million at March 31, 1997 from $1,050.6 million at March 31, 1996. Yields on total interest-earning assets decreased primarily due to decreases in average interest rates on the Company's loan portfolio and federal funds sold portfolio. Interest on the Company's securities portfolio increased primarily due to higher yields on U.S. government agencies and corporations and higher average outstanding balances.

Interest Expense. Total interest expense increased $1.0 million for the three months ended March 31, 1997 compared to the same period during 1996. Interest on deposits increased $.9 million during this period. This increase was the result of $1.2 million due to higher average balances which was offset by a ($.3) million decrease due to lower interest rates. Average interest-bearing liabilities increased $95.4 million to $1,000.6 million at March 31, 1997 from $905.2 million at March 31, 1996 primarily due to certificate of deposit promotions.

The following table reflects the extent to which changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest rates have affected net interest income on a tax equivalent basis for the period ended March 31, 1997 as compared to the same period in 1996 (dollars in thousands):

                                                      CHANGE IN:

Interest Income                                       VOLUME      RATE        TOTAL
                                                     --------   ---------   ---------
Interest-bearing deposits in financial institutions       ($7)                    ($7)
Federal funds sold                                         48       ($36)          12
Investment securities                                   1,317        201        1,518
Loans                                                     383     (1,153)        (770)
                                                     --------   ---------   ---------
    Total interest income                               1,741       (988)         753
                                                     --------   ---------   ---------
Interest Expense
Interest-bearing deposits                               1,248       (310)         938
Borrowed funds                                             80         26          106
                                                     --------   ---------   ---------
    Total interest expense                              1,328       (284)       1,044
                                                     --------   ---------   ---------
    Net interest income                                  $413      ($704)       ($291)
                                                     ========   =========   =========

The following table presents an analysis of the Company's interest-earning assets and interest-bearing liabilities volumes for the periods stated on a cumulative basis as of the date indicated (dollars in thousands):

                                              1997                           1996
                                            ---------   ---------------------------------------------
                                             March 31     Dec. 31    Sept. 30     June 30    March 31
                                            ---------   ---------------------------------------------
Average loans                                $791,003    $781,372    $776,621    $771,189    $773,446
Average interest-earning assets             1,152,764   1,156,452   1,060,434   1,050,375   1,050,595
Average noninterest-bearing deposits          100,810     103,448     102,655     102,670     101,799
Average interest-bearing deposits             988,550     921,925     903,344     894,214     898,298
Average deposits                            1,089,360   1,025,373   1,005,999     996,884   1,000,097
Average interest-bearing liabilities        1,000,613     932,685     914,467     904,326     905,176

Provision for Loan Losses. The Company's provision for loan losses decreased $.2 million (35.6%) for the three months ended March 31, 1997 as compared to the same period in 1996. The provision for loan losses is based on management's determination that the allowance for loan losses (after giving effect to the provision) was adequate. A more detailed discussion concerning the allowance for loan losses is presented in the Allowance for Loan Losses and Asset Quality section of this report.

Other Operating Income. Total other operating income increased $3.5 million (152.1%) for the three months ended March 31, 1997 compared to the same period in 1996. This increase was primarily due to the settlement of a claim relating to an investment that it made during the late 1980's and the sale of certain property held as other real estate. As the property had previously been written off, amounts received represented a gain recognized as other operating income. The Company recorded $3.8 million of income relating to the foregoing two matters. These increases to income were partially offset by decreases in gains on sale of investment securities available for sale of $.4 million.

Other Operating Expense. Total other operating expense increased $.1 million (1.6%) for the three months ended March 31, 1997 compared to the same period in 1996. Salary and employee benefits increased $.8 million primarily due to increased salaries and severance payouts to two former executives of the Company. Other real estate decreased $.5 million for the three months ended March 31, 1997 compared to the same period in 1996. Management believes this was primarily due to the Company selling the property held as other real estate. Management anticipates reduced other real estate expense as a result of the sale. Other operating expenses decreased $.1 million during this same period.

Income Taxes. Income tax expense increased $1.2 million (51.7%) for the three months ended March 31, 1997 to $3.5 million from $2.3 million compared to the same period in 1996. The increase was principally due to higher taxable income.

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

RECENT DEVELOPMENTS

During January 1997, the Company filed with the appropriate regulatory authorities, applications to merge its four bank subsidiaries and its thrift subsidiary into a single bank under the name "West Suburban Bank." The Company has received approvals from the Federal Deposit Insurance Corporation, the Office of the Illinois Commissioner of Banks and Real Estate, and the Office of Thrift Supervision to merge its four bank subsidiaries and its thrift subsidiary into one state chartered bank. The Company presently anticipates that the merger of its Subsidiaries will be completed during the second quarter.

RECENT REGULATORY DEVELOPMENTS

Various bills have been introduced in the Congress that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. While the scope of permissible nonbanking activities and the conditions under which the new powers could be exercised varies among the bills, the expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed. The bills also impose various restrictions on transactions between the depository institution subsidiaries of bank holding companies and their nonbank affiliates. These restrictions are intended to protect the depository institutions from the risks of the new nonbanking activities permitted to such affiliates.

Additionally, legislation has been introduced in Illinois that would allow Illinois banks to engage in insurance activities, subject to various conditions, including restrictions on the manner in which insurance products are marketed to bank customers and requirements that banks selling insurance provide certain disclosures to customers. The Illinois legislature is also considering legislation that would prohibit out-of-state banks from acquiring an Illinois bank unless the Illinois bank has been in existence and continuously operated for a period of at least five years.

At this time, the Company is unable to predict whether any of the pending bills will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Company and the Subsidiaries.

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.    Exhibits

      27    Financial Data Schedule

B. Reports on Form 8-K - The Company did not file a report on Form 8-K during the three months ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         WEST SUBURBAN BANCORP, INC.
                                                  (Registrant)


Date: May 14, 1997
                                         /s/     Kevin J. Acker
                                         ---------------------------------------
                                                  KEVIN J. ACKER
                                                CHAIRMAN OF THE BOARD


                                         /s/    Duane G. Debs
                                         ---------------------------------------
                                                      DUANE G. DEBS
                                              CHIEF ACCOUNTING OFFICER AND
                                              CHIEF FINANCIAL OFFICER

                                INDEX OF EXHIBITS

                                                                     Sequential
                                                                      Page No.
                                                                      --------

27.     Financial Data Schedule                                          19