Form 10-Q
period 1997-06-30
WEST SUBURBAN BANCORP INC
filed 1997-08-13
CIK 805080

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period ended June 30, 1997

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

1,000,000 shares of Common Stock, Class A, no par value, were authorized and 347,015 shares were issued and outstanding as of June 30, 1997.

1,000,000 shares of Common Stock, Class B, no par value, were authorized and 85,480 shares were issued and outstanding as of June 30, 1997.

                           WEST SUBURBAN BANCORP, INC.

                           Form 10-Q Quarterly Report

                                Table of Contents


                                     PART I
                                                                   Page Number

Item 1. Financial Statements . . . . . . . . . . . . . . . . . . . . . .   3
Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations  . . . . . . . . . . . . . . . . . . .  10


                                     PART II

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .  17
Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . . . .  17
Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . . . .  17
Item 4. Submission of Matters to a Vote of Security Holders. . . . . . .  17
Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . .  17
Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .  17


Form 10-Q Signature Page . . . . . . . . . . . . . . . . . . . . . . . .  19


THIS REPORT INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. WEST SUBURBAN BANCORP, INC. (THE "COMPANY") INTENDS SUCH FORWARD-LOOKING STATEMENTS TO BE COVERED BY THE SAFE HARBOR PROVISIONS FOR FORWARD-LOOKING STATEMENTS CONTAINED IN THE PRIVATE SECURITIES REFORM ACT OF 1995 AS AMENDED, AND IS INCLUDING THIS STATEMENT FOR PURPOSES OF INDICATING SUCH INTENT. FORWARD-LOOKING STATEMENTS WHICH ARE BASED ON CERTAIN ASSUMPTIONS AND DESCRIBE FUTURE PLANS, STRATEGIES AND EXPECTATIONS OF THE COMPANY, ARE GENERALLY IDENTIFIABLE BY USE OF THE WORDS "BELIEVE", "EXPECT", "INTEND", "ANTICIPATE", "ESTIMATE", "PROJECT" OR SIMILAR EXPRESSIONS. THE COMPANY'S ABILITY TO PREDICT RESULTS OR THE ACTUAL EFFECT OF FUTURE PLANS OR STRATEGIES IS INHERENTLY UNCERTAIN. FACTORS WHICH COULD HAVE A MATERIAL ADVERSE AFFECT ON THE OPERATIONS AND FUTURE PROSPECTS OF THE COMPANY AND ITS SUBSIDIARY INCLUDE, BUT ARE NOT LIMITED TO, CHANGES IN INTEREST RATES, GENERAL ECONOMIC CONDITIONS, LEGISLATIVE/REGULATORY CHANGES, MONETARY AND FISCAL POLICIES OF THE U.S. GOVERNMENT, INCLUDING POLICIES OF THE U.S. TREASURY AND THE FEDERAL RESERVE BOARD, THE QUALITY OR COMPOSITION OF THE LOAN OR INVESTMENT PORTFOLIOS, DEMAND FOR LOAN PRODUCTS, DEPOSIT FLOWS, COMPETITION, DEMAND FOR FINANCIAL SERVICES IN THE COMPANY'S MARKET AREA AND ACCOUNTING PRINCIPLES, POLICIES AND GUIDELINES. THESE RISKS AND UNCERTAINTIES SHOULD BE CONSIDERED IN EVALUATING FORWARD-LOOKING STATEMENTS AND UNDUE RELIANCE SHOULD NOT BE PLACED ON SUCH STATEMENTS. FURTHER INFORMATION CONCERNING THE COMPANY AND ITS BUSINESS, INCLUDING ADDITIONAL FACTORS THAT COULD MATERIALLY AFFECT THE COMPANY'S FINANCIAL RESULTS, IS INCLUDED IN OTHER FILINGS OF THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS

                   WEST SUBURBAN BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (UNAUDITED)

                                              June 30,           December 31,
                                                1997                 1996
                                          ------------            -----------
ASSETS
Cash and due from banks                        $26,882                $38,520
Interest-bearing deposits in
  financial institutions                           308                    240
Federal funds sold                              18,140                 29,890
                                          ------------            -----------
   Total cash and cash equivalents              45,330                 68,650
Investment securities:
   Available for sale (amortized cost of
      $232,609 in 1997; $159,614 in 1996)      231,800                158,578
   Held to maturity (fair value of $182,586
      in 1997; $170,202 in 1996)               182,872                170,191
Loans, less allowance for loan losses of
      $9,974 in 1997; $9,603 in 1996           780,878                784,242
Premises and equipment, net                     30,491                 30,130
Other real estate                                2,570                  2,757
Accrued interest and other assets               20,710                 21,056
                                          ------------            -----------
       TOTAL ASSETS                         $1,294,651             $1,235,604
                                          ============            ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                        $100,874               $102,583
   Interest-bearing                          1,050,628                996,814
                                          ------------            -----------
      Total deposits                         1,151,502              1,099,397
FHLB advances                                                           1,350
Accrued interest and other liabilities          17,350                 16,519
                                          ------------            -----------
       TOTAL LIABILITIES                     1,168,852              1,117,266
                                          ------------            -----------
Shareholders' equity:
   Common Stock, Class A, no par value;
     1,000,000 shares authorized; 347,015
     shares issued and outstanding               2,774                  2,774
   Common Stock, Class B, no par value;
     1,000,000 shares authorized;
     85,480 shares issued and outstanding          683                    683
   Surplus                                      38,066                 38,066
   Retained earnings                            84,763                 77,439
   Unrealized loss on securities available
     for sale, net of taxes                       (487)                  (624)
                                          ------------            -----------
      TOTAL SHAREHOLDERS' EQUITY               125,799                118,338
                                          ------------            -----------
      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                $1,294,651             $1,235,604
                                          ============            ===========

The accompanying notes are an integral part of the consolidated financial statements.

                   WEST SUBURBAN BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

                                                  1997                   1996
                                             ---------              ---------
INTEREST INCOME
  Loans, including fees                        $34,769                $35,182
                                             ---------              ---------
  Investment securities:
    Taxable                                     10,025                  6,528
    Nontaxable                                   1,071                    956
                                             ---------              ---------
      Total investment securities               11,096                  7,484
  Deposits in financial institutions                24                     38
  Federal funds sold                             1,140                    695
                                             ---------              ---------
      Total interest income                     47,029                 43,399
                                             ---------              ---------
INTEREST EXPENSE
  Deposits                                      21,424                 17,898
  Other                                            296                    247
                                             ---------              ---------
      Total interest expense                    21,720                 18,145
                                             ---------              ---------
      Net interest income                       25,309                 25,254
PROVISION FOR LOAN LOSSES                          571                    796
                                             ---------              ---------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                24,738                 24,458
                                             ---------              ---------
 OTHER OPERATING INCOME
    Service fees                                 1,725                  1,784
    Net realized gain on sales of
      securities available for sale                                       369
    Trust fees                                     137                    128
    Net gain on sale of loans
      originated for sale                          105                     71
    Loan servicing                                 417                    465
    Net gain on sale of other real estate        1,470                     20
    Other                                        4,118                  2,626
                                             ---------              ---------
      Total other operating income               7,972                  5,463
                                             ---------              ---------
OTHER OPERATING EXPENSE
    Salaries and employee benefits               8,251                  7,194
    Occupancy                                    1,464                  1,348
    Furniture and equipment                      1,406                  1,335
    FDIC insurance premiums                         84                    151
    Professional fees                              444                    508
    Data processing                                405                    382
    Other real estate                              383                    981
    Other                                        2,781                  2,756
                                             ---------              ---------
      Total other operating expense             15,218                 14,655
                                             ---------              ---------
INCOME BEFORE INCOME TAXES                      17,492                 15,266
Income taxes                                     6,094                  5,408
                                             ---------              ---------
NET INCOME                                     $11,398                 $9,858
                                             =========              =========
NET INCOME PER SHARE                            $26.35                 $22.79
                                             =========              =========
CASH DIVIDENDS DECLARED PER SHARE                $9.00                  $8.00
                                             =========              =========

The accompanying notes are an integral part of the consolidated financial statements.
                                                                             4

                   WEST SUBURBAN BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                             (Dollars in thousands)
                                   (UNAUDITED)


                                                  1997                   1996
                                             ---------              ---------

INTEREST INCOME
  Loans, including fees                        $17,640                $17,266
                                             ---------              ---------
  Investment securities:
    Taxable                                      5,336                  3,275
    Nontaxable                                     533                    493
                                             ---------              ---------
      Total investment securities                5,869                  3,768
  Deposits in financial institutions                11                     18
  Federal funds sold                               758                    326
                                             ---------              ---------
      Total interest income                     24,278                 21,378
                                             ---------              ---------
INTEREST EXPENSE
  Deposits                                      11,329                  8,741
  Other                                            100                    157
                                             ---------              ---------
      Total interest expense                    11,429                  8,898
                                             ---------              ---------
      Net interest income                       12,849                 12,480
PROVISION FOR LOAN LOSSES                          276                    338
                                             ---------              ---------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                               12,573                 12,142
                                             ---------              ---------
OTHER OPERATING INCOME
  Service fees                                     877                    921
  Net realized gain on sales of securities
    available for sale                                                     18
  Trust fees                                        32                     23
  Net gain on sale of loans originated
    for sale                                        45                     43
  Loan servicing                                   213                    226
  Net (loss) gain on sale of other real
    estate                                          (6)                    25
  Other                                          1,073                  1,931
                                             ---------              ---------
    Total other operating income                 2,234                  3,187
                                             ---------              ---------
OTHER OPERATING EXPENSE
  Salaries and employee benefits                 3,715                  3,454
  Occupancy                                        747                    633
  Furniture and equipment                          675                    641
  FDIC insurance premiums                                                  75
  Professional fees                                190                    225
  Data processing                                  220                    185
  Other real estate                                339                    393
  Other                                          1,537                  1,376
                                             ---------              ---------
    Total other operating expense                7,423                  6,982
                                             ---------              ---------
INCOME BEFORE INCOME TAXES                       7,384                  8,347
Income taxes                                     2,551                  3,073
                                             ---------              ---------
NET INCOME                                      $4,833                 $5,274
                                             =========              =========
NET INCOME PER SHARE                            $11.17                 $12.19
                                             =========              =========
CASH DIVIDENDS DECLARED PER SHARE                $4.50                  $4.00
                                             =========              =========

The accompanying notes are an integral part of the consolidated financial statements.

                   WEST SUBURBAN BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                  1997                   1996
                                             ---------              ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                  $11,398                 $9,858
                                             ---------              ---------
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization            1,577                  1,476
        Provision for loan losses                  571                    796
        Provision for deferred income taxes      1,614                  1,635
        Net premium amortization and discount
          accretion of investment securities       308                    239
        Net realized gain on sales of
          investment securities available
          for sale                                                       (369)
        Gain on sale of loans held for sale       (105)                   (71)
        Proceeds from sale of loans held
          for sale                                 835                  5,465
        Origination of loans held for sale      (1,633)                (5,841)
        (Gain) loss on sale of premises
          and equipment                             (5)                    28
        Gain on sale of other real estate       (1,470)                   (20)
        Increase in accrued interest and
          other assets                          (1,178)                (5,237)
        Increase in accrued interest and
          other liabilities                        567                  3,098
                                             ---------              ---------
             Total adjustments                   1,081                  1,199
                                             ---------              ---------
   NET CASH PROVIDED BY OPERATING
      ACTIVITIES                                12,479                 11,057
                                             ---------              ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investment securities available for sale:
      Proceeds from sales                                              20,649
      Proceeds from maturities                  12,682                 12,460
      Purchases                                (86,141)               (29,675)
   Investment securities held to maturity:
      Proceeds from maturities                   3,588                 36,682
      Purchases                                (16,203)               (50,131)
   Purchase of minority interest in
      subsidiaries                                (224)
   Net decrease (increase) in loans             3,414                (19,885)
   Purchases of premises and equipment         (1,937)                (2,515)
   Proceeds from sale of premises
      and equipment                                  5                     11
   Proceeds from sale of other real estate       1,939                    936
                                             ---------              ---------
       NET CASH USED IN INVESTING ACTIVITIES  ($82,877)              ($31,468)
                                             ---------              ---------

The accompanying notes are an integral part of the consolidated financial statements.

                   WEST SUBURBAN BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (CONTINUED)
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                  1997                   1996
                                             ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in
     total deposits                            $52,104               ($19,277)
   Increase in federal funds purchased                                    960
   (Decrease) increase in FHLB advances         (1,350)                10,745
   Cash dividends paid                          (3,676)                (3,352)
                                             ---------              ---------
      NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES                    47,078                (10,924)
                                             ---------              ---------

   Net decrease in cash and cash equivalents   (23,320)               (31,335)
   Cash and cash equivalents at
     beginning of period                        68,650                 88,345
                                             ---------              ---------
   CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                             $45,330                $57,010
                                             =========              =========
   Supplemental cash flow information:
     Cash paid during the period for:
       Interest on deposits and
         other borrowings                      $19,746                $19,477
       Income taxes                             $3,673                 $4,821
     Transfers from loans to other real estate    $282                   $498

The accompanying notes are an integral part of the consolidated financial statements.

                   WEST SUBURBAN BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

During the first quarter of 1997, West Suburban Bancorp, Inc. (the "Parent") and its subsidiary ("West Suburban Bank" and together with the Parent, the "Company") received approvals from the Federal Deposit Insurance Corporation, the State of Illinois Office of Real Estate and Banks and the Office of Thrift Supervision to merge its four bank subsidiaries and its thrift into one state charted bank under the name "West Suburban Bank". On May 17, 1997, the Company's subsidiaries were merged and since that date, the Company has conducted its banking activities through its single bank subsidiary. The merger had no significant impact on the Company's financial condition or results of operations.

The consolidated financial statements include the accounts of the Company. Significant intercompany accounts and transactions have been eliminated. The unaudited interim consolidated financial statements include the accounts of the Company and are prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual financial statements have been omitted. The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the latest Annual Report on Form 10-K filed by the Company. The consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. Certain amounts reported in prior periods have been reclassified to conform to the 1997 presentation.

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

During the first six months of 1997, the Company's unrealized loss on securities available for sale decreased $.1 million to $.5 million at June 30, 1997 from $.6 million at December 31, 1996, net of taxes.

NOTE 3 - OUTSTANDING LINES OF CREDIT AVAILABLE - (Dollars in thousands)

                                June 30, 1997        December 31, 1996
                                -------------        -----------------
Home equity lines                    $113,280                 $108,526
Commercial loans in process           128,286                  197,952
Visa credit lines                      45,997                   43,818
                                -------------        -----------------
   Total commitments                 $287,563                 $350,296
                                =============        =================

The Company had $3.0 million and $4.5 million of commitments to originate residential mortgage loans as of June 30, 1997 and December 31, 1996, respectively.

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

In December 1996, the Financial Accounting Standards Board ("FASB") issued SFAS 127, "Deferral of the Effective Date of Certain Provisions of SFAS 125", which defers the effective date of certain of the provisions of SFAS 125 for one year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BALANCE SHEET ANALYSIS

ASSET DISTRIBUTION. Total consolidated assets at June 30, 1997 increased approximately $59.1 million (4.8%) to $1,294.7 million at June 30, 1997 from $1,235.6 million at December 31, 1996. Total cash and cash equivalents decreased $23.3 million (34.0%) to $45.3 million at June 30, 1997 from $68.6 million at December 31, 1996. This was due to decreases in cash and due from banks and federal funds sold of $11.6 million and $11.7 million, respectively, for the six month period ended June 30, 1997. The Company used most of these funds together with funds obtained due to growth in deposits to increase its investment securities portfolio. Aggregate holdings in investment securities increased $85.9 million (26.1%) to $414.7 million at June 30, 1997 from $328.8 million at December 31, 1996. The Company's objectives in managing its securities portfolio are driven by the dynamics of its entire balance sheet which includes monitoring the maturity structure of its portfolio, along with general economic conditions including the interest rate environment. In managing its portfolio, the Company seeks to maintain liquidity, minimize exposure to interest rate risk and achieve an acceptable rate of return.

Total loans decreased $3.0 million (.4%) to $790.8 million at June 30, 1997 from $793.8 million at December 31, 1996. Loan demand has remained level as competition has intensified during the first six months of 1997. The Company strives to remain competitive in its market by offering competitive rates on its loan products while not compromising its credit evaluation standards to attract new business.

ALLOWANCE FOR LOAN LOSSES AND ASSET QUALITY. The allowance for loan losses is an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible. Management evaluates the adequacy of the allowance based on past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral, and current and prospective economic conditions. The allowance for loan losses increased $.4 million to $10.0 million at June 30, 1997 from $9.6 million at December 31, 1996. The ratio of the allowance for loan losses to total loans outstanding increased at June 30, 1997 to 1.26% compared to 1.21% at December 31, 1996. Nonperforming loans increased $4.5 million (67.9%) to $11.2 million at June 30, 1997 from $6.7 million at December 31, 1996. This increase was primarily due to two commercial loans and several residential real estate loans. Management is monitoring these accounts closely. As of June 30, 1997 and December 31, 1996, total nonperforming loans to net loans were 1.4% and .9%, respectively. The allowance for loan losses was approximately 89% and 144% of the level of nonperforming loans at June 30, 1997 and December 31, 1996, respectively.

The following table presents an analysis of the Company's nonperforming loans for the periods stated (dollars in thousands):

                              June 30, 1997   December 31, 1996   Dollar Change
                              -------------   -----------------   -------------
Nonaccrual loans                     $2,995              $2,283            $712
Accruing loans 90 days past due       8,231               4,405           3,826
                              -------------   -----------------   -------------
  Total nonperforming loans         $11,226              $6,688          $4,538
                              =============   =================   =============
Nonperforming loans as a
  percent of net loans                  1.4%                 .9%            ---
Other real estate                    $2,570              $2,757           ($187)
                              =============   =================   =============

The following table presents an analysis of the Company's provision for loan losses for the periods stated (dollars in thousands):

                                   1997                       1996
                             -----------------      -------------------------
                             2nd Qtr.  1st Qtr.     4th Qtr. 3rd Qtr. 2nd Qtr.
                             -----------------      -------------------------
Provision-quarter              $276      $295         $321     $388      $338
Provision-year to date          571       295        1,505    1,184       796
Net chargeoffs-quarter          169        31          407      189       118
Net chargeoffs-year to date     200        31          802      395       206
Allowance at period end       9,974     9,867        9,603    9,689     9,490
Allowance to period end
  total loans                  1.26%     1.24%        1.21%    1.22%     1.20%

LIABILITY DISTRIBUTION. Total liabilities increased $51.6 million (4.6%) to $1,168.9 million at June 30, 1997 from $1,117.3 million at December 31, 1996. This increase was primarily due to increases in certificates of deposit balances arising from the Company offering competitive rates of return and the success of the Company's 35th year anniversary promotion.

Balances in the Company's major categories of deposits are summarized in the following table (dollars in thousands):


                                                  June 30, 1997        December 31, 1996        Dollar change      Percent Change
                                                  -------------        -----------------        -------------      --------------
Demand and other noninterest-bearing                   $100,874                 $102,583              ($1,709)             (1.7)%
NOW accounts                                             24,930                  182,861             (157,931)            (86.4)%
Money market savings                                    503,748                  342,872              160,876              46.9 %
Time, $100,000 and over                                  85,839                   86,343                 (504)             (0.6)%
Time, other                                             436,111                  384,738               51,373              13.4 %
                                                  -------------        -----------------        -------------      --------------
  Total                                              $1,151,502               $1,099,397              $52,105               4.7 %
                                                  =============        =================        =============      ==============

The Company attempts to remain well positioned in its market by offering competitive rates on its savings and certificate of deposit products. Although the Company promotes its savings products when appropriate, management does not intend to compromise its net interest margin to attract deposits.

SHAREHOLDERS' EQUITY. Shareholders' equity increased $7.5 million (6.3%) to $125.8 million at June 30, 1997 from $118.3 million at December 31, 1996. This increase was primarily the result of the net retention of 1997 earnings of $7.3 million.

CAPITAL RESOURCES

The Company's capital ratios as well as those of its subsidiary as of June 30, 1997 are presented below. All such ratios are in excess of the regulatory capital requirements which call for a minimum total risk-based capital ratio of 8% for the Company and its subsidiary (at least one-half of the minimum total risk-based capital must consist of tier 1 capital), a minimum leverage ratio (3% for the most highly rated banks that do not expect significant growth; all other institutions are required to maintain a minimum leverage capital ratio of 4% to 5% depending on their particular circumstances and risk profiles) for the Company and its subsidiary. Bank holding companies and their subsidiaries are generally expected to operate at or above the minimum capital requirements and the ratios shown below are in excess of regulatory minimums and should allow the Company and its subsidiary to operate without capital adequacy concerns.

The following table sets forth selected regulatory capital ratios of the Company and its bank subsidiary at June 30, 1997:

                                   Tier 1             Total
                                   Risk-Based       Risk-Based        Leverage
Institution                        Capital            Capital         Capital
-----------                        -----------      -----------      ----------
West Suburban Bancorp, Inc.        12.43%            13.43%            9.29%
West Suburban Bank                 11.40%            12.39%            8.51%

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") provided the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" or "critically undercapitalized." Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. Management has been advised that as of June 30, 1997 and December 31, 1996, the Company's subsidiary qualified as a "well-capitalized" institution.

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

Generally, the Company uses cash and cash equivalents to meet its liquidity needs. Additional liquidity is provided by maintaining assets which mature within a short time-frame or which may be quickly converted to cash without significant costs. These assets include interest-bearing deposits in financial institutions, federal funds sold and investment securities available for sale. As of June 30, 1997 and December 31, 1996, liquid assets represented 21.4% and 18.4% of total assets, respectively. A more detailed discussion concerning these assets is presented in the Asset Distribution section of this report.

RATE SENSITIVITY GAPS

The Company attempts to maintain a conservative position with regard to interest rate risk by actively managing its asset/liability gap positions and constantly monitoring the direction and magnitude of gaps and risk. The Company attempts to moderate the effects of changes in interest rates by adjusting its asset and liability mix to achieve desired relationships between rate sensitive assets and rate sensitive liabilities. Rate sensitive assets and liabilities are those instruments that reprice within a given time period.

Movements in general market interest rates are a key element in changes in the net interest margin. The Company's policy is to manage its balance sheet so that fluctuations in net interest margins are minimized regardless of the level of interest rates. However, the net interest margin does vary slightly due to management's response to increasing competition from other financial institutions.

Listed below are the balances in the major categories of the rate sensitive assets and liabilities that are subject to repricing as of June 30, 1997 (dollars in thousands):

                                                                            Over three
                                                                Three        months to      Over one
                                                               months         twelve         year to         Over
                                                               or less        months       five years     five years        Total
                                                              ---------     -----------   -----------    ------------    ---------
Rate sensitive assets:
  Interest-bearing deposits in financial institutions             $308                                                        $308
  Federal funds sold                                            18,140                                                      18,140
  Investment securities                                         20,961        $62,123       $281,853        $49,735        414,672
  Loans                                                        296,208        226,875            454        264,320        787,857
                                                              ---------     -----------   -----------    ------------    ---------
    Total interest-earning assets                             $335,617       $288,998       $282,307       $314,055     $1,220,977
                                                              ---------     -----------   -----------    ------------    ---------
                                                              ---------     -----------   -----------    ------------    ---------
Rate sensitive liabilities:
  Money market savings                                        $503,748                                                    $503,748
  NOW accounts                                                  24,930                                                      24,930
  Time deposits:
    Less than $100,000                                         143,372       $221,892        $31,811        $39,036        436,111
    $100,000 and over                                           46,804         30,505                         8,530         85,839
                                                              ---------     -----------   -----------    ------------    ---------
    Total interest-bearing liabilities                        $718,854       $252,397        $31,811        $47,566     $1,050,628
                                                              ---------     -----------   -----------    ------------    ---------
                                                              ---------     -----------   -----------    ------------    ---------

Interest sensitivity gap                                     ($383,237)       $36,601       $250,496       $266,489
Cumulative interest sensitivity gap                          ($383,237)     ($346,636)      ($96,140)      $170,349       $170,349
Cumulative interest-earning assets as a
  percentage of cumulative
  interest-bearing liabilities                                    46.7%          64.3%          90.4%        116.2%
Cumulative interest sensitivity gap as a
  percentage of total assets                                     (29.6)%        (26.8)%         (7.4)%        13.2%

The above table does not necessarily indicate the future impact of general interest rate movements on the Company's net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times and at different rate levels. Assets and liabilities are reported in the earliest time frame in which maturity or repricing may occur. The consolidated interest rate sensitivity position of the Company within the one year window at June 30, 1997 reflects cumulative net interest-earning assets compared to cumulative net interest-bearing liabilities of 64.3% and cumulative net interest-earning assets that reprice or mature within one year compared to total assets of negative 26.8%.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

NET INCOME. The Company's net income for the six months ended June 30, 1997 and 1996 was approximately $11.4 million and $9.9 million, respectively. This represents an increase of $1.5 million (15.6%) for the 1997 period when compared to the same period in 1996. Management believes this was primarily due to the increase in other operating income resulting from gains recognized in connection with the disposition of certain other real estate and the settlement of certain litigation, each of which were one-time transactions. The Company recorded approximately $3.8 million in income relating to these transactions for the six month period ended June 30, 1997. The Company recorded other income of approximately $1.1 million from a refund of the over funding of a West Suburban Bank of Aurora, F.S.B. ("WSB Aurora") terminated benefits plan for the six month period ended June 30, 1996. Net interest income increased $.1 million and the provision for loan loss decreased $.2 million. Increases to income were partially offset by an increase to total other operating expense of $.6 million and income tax expense of $.7 million.

INTEREST INCOME. Total interest income, on a tax equivalent basis, increased $3.6 million for the six months ended June 30,1997 compared to the same period in 1996. This increase resulted from an increase of $4.5 million due to growth in average balances which was offset by a ($.9) million decrease due to lower interest rates partially due to the Company reducing its rates on its home equity lines from prime plus one to prime. This reduction in rates was a result of competitive conditions surrounding this product. The Company's average interest-earnings assets grew $134.6 million to $1,185.0 million at June 30, 1997 from $1,050.4 million at June 30, 1996. Yields on total interest-earnings assets decreased primarily due to decreases in average interest rates on the Company's loan portfolio. Interest on the Company's securities portfolio increased primarily due to higher yields on U.S. government agencies and corporations and corporate securities along with higher average outstanding balances.

INTEREST EXPENSE. Total interest expense increased $3.6 million for the six months ended June 30,1997 compared to the same period during 1996. Interest on deposits increased $3.5 million during this period. This increase was the result of $3.6 million due to higher average balances which was partially offset by a ($.1) million decrease due to lower interest rates. Average interest-bearing liabilities increased $124.5 million to $1,028.8 million at June 30,1997 from $904.3 million at June 30,1996 primarily due to certificate of deposit promotions.

The following table reflects the extent to which changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest rates have affected net interest income on a tax equivalent basis for the period ended June 30,1997 as compared to the same period in 1996 (dollars in thousands):

                                       CHANGE IN:
INTEREST INCOME                        VOLUME           RATE         TOTAL
                                       ------         -------       -------
Interest-bearing deposits in
 financial institutions                   ($6)            ($8)         ($14)
Federal funds sold                        452              (7)          445
Investment securities                   3,142             465         3,607
Loans                                     958          (1,343)         (385)
                                       ------         -------       -------
Total interest income                   4,546            (893)        3,653
                                       ------         -------       -------
INTEREST EXPENSE
Interest-bearing deposits               3,598             (72)        3,526
Borrowed funds                            (15)             64            49
                                       ------         -------       -------
    Total interest expense              3,583              (8)        3,575
                                       ------         -------       -------
    Net interest income                  $963           ($885)          $78
                                       ======         =======       =======

The following table presents an analysis of the Company's interest-earning assets and interest-bearing liabilities volumes for the periods stated on a cumulative basis as of the date indicated (dollars in thousands):


                                                    1997                                          1996
                                   ------------------------------------     --------------------------------------------
                                          June 30            March 31          Dec. 31          Sept. 30       June 30
                                   ------------------------------------     --------------------------------------------
Average loans                            $792,921            $791,003         $781,372          $776,621      $771,188
Average interest-earning assets         1,185,024           1,152,764        1,156,452         1,060,434     1,050,373
Average noninterest-bearing deposits      108,209             100,810          103,448           102,655       102,670
Average interest-bearing deposits       1,019,866             988,550          921,925           903,344       894,214
Average deposits                        1,128,075           1,089,360        1,025,373         1,005,999       996,884
Average interest-bearing liabilities    1,028,823           1,000,613          932,685           914,467       904,327

PROVISION FOR LOAN LOSSES. The Company's provision for loan losses decreased $.2 million (28.3%) for the six months ended June 30, 1997 compared to the same period in 1996. The provision for loan losses is
                                                                             14
based on management's determination that the allowance for loan losses
(after giving effect to the provision) was adequate. A more detailed discussion concerning the allowance for loan losses is presented in the Allowance for Loan Losses and Asset Quality section of this report.

OTHER OPERATING INCOME. Total other operating income increased $2.5 million (45.9%) for the six months ended June 30, 1997 compared to the same period in 1996. This increase was primarily due to the Company settling a claim relating to an investment that it made during the late 1980's. The Company recorded $2.3 million of income related to this matter. During the first quarter of 1997, the Company also sold its interest in a property held as other real estate for $1.5 million. As the property was previously written off, this amount represented a gain recognized as other operating income. These increases to income were partially offset by decreases in gains on sale of investment securities available for sale of $.4 million. During the first six months of 1996, the Company recorded $1.1 million of income from a refund of the over funding of a WSB Aurora terminated benefits plan.

OTHER OPERATING EXPENSE. Total other operating expense increased $.6 million (3.8%) for the six months ended June 30, 1997 compared to the same period in 1996. Salary and employee benefits increased $1.1 million due primarily to increased salaries and severance payouts to two former executives of the Company. Expenses associated with other real estate decreased $.6 million for the six months ended June 30, 1997 compared to the same period in 1996. This was primarily due to the sale for $1.5 million of a property held as other real estate. Management anticipates reduced other real estate expense as a result of the sale. Other operating expenses increased $.1 million during the same period.

INCOME TAXES. Income tax expense increased $.7 million (12.7%) for the six months ended June 30, 1997 to $6.1 million from $5.4 million compared to the same period in 1996. The increase was principally due to higher taxable income.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

NET INCOME. The Company's net income for the three months ended June 30, 1997 and 1996 was approximately $4.8 million and $5.3 million, respectively, which represents a decrease of $.5 million (8.4%) for the 1997 period when compared to the same period in 1996. This was primarily due to the one time recording of approximately $1.1 million in income from the refund of the over funding of a WSB Aurora terminated benefits plan in the 1996 period. Net interest income increased $.4 million and the provision for loan loss decreased $.1 million during the 1997 period compared to the 1996 period. Income tax expense decreased $.5 million for the three months ended June 30, 1997 compared to 1996. These increases to income were partially offset by an increase in total other operating expense of $.4 million.

INTEREST INCOME. Total interest income increased $2.9 million for the three months ended June 30, 1997 compared to the same period in 1996 and resulted primarily from increased volume in the securities portfolio.

INTEREST EXPENSE. Total interest expense increased $2.5 million for the three months ended June 30, 1997 compared to the same period during 1996 and primarily resulted from increased certificate of deposit balances.

PROVISION FOR LOAN LOSSES. The Company's provision for loan losses decreased $.1 million (18.3%) for the three months ended June 30, 1997 compared to the same period in 1996. The provision for loan losses is based on management's determination that the allowance for loan losses (after giving effect to the provision) was adequate.

OTHER OPERATING INCOME. Total other income decreased $1.0 million (29.9%) for the three months ended June 30, 1997 compared to the same period in 1996. This decrease was primarily due to the recording of

$1.1 million of income from the refund of the over funding of a WSB Aurora terminated benefits plan in the 1996 period.

OTHER OPERATING EXPENSE. Total other expense increased $.4 million (6.3%) for the three months ended June 30, 1997 compared to the same period in 1996. Salary and employee benefits increased $.3 million. Expenses associated with other real estate expense decreased $.1 million during this period while other operating expense increased $.2 million.

INCOME TAXES. Income tax expense decreased $.5 million for the three months ended June 30, 1997 to $2.6 million from $3.1 million compared to the same period in 1996. The decrease was principally due to lower taxable income.

OTHER CONSIDERATIONS

Earnings of bank holding companies and their subsidiaries are affected by general economic conditions and also by the fiscal and monetary policies of federal regulatory agencies, including the Board of Governors of the Federal Reserve System. Such policies have affected the operating results of all commercial banks in the past and are expected to do so in the future. The Company cannot accurately predict the nature or the extent of any effects which fiscal or monetary policies may have on its subsidiary's business and earnings.

RECENT REGULATORY DEVELOPMENTS

The Committee on Banking and Financial Services of the U.S. House of Representatives has approved legislation that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. The expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed, and if each of the depository institution subsidiaries of the bank holding company had received at least a "satisfactory" rating under the Community Reinvestment Act. The proposed legislation would also impose various restrictions on transactions between the depository institution subsidiaries of bank holding companies and their nonbank affiliates. These restrictions are intended to protect the depository institutions from the risks of the new nonbanking activities permitted to such affiliates.

At this time, the Company is unable to predict whether the proposed legislation will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Company and its subsidiary.

Additionally, legislation has been enacted in Illinois that would allow Illinois banks, effective October 1, 1997, to engage in insurance activities, subject to various conditions, including requirements for the manner in which insurance products are marketed to bank customers and requirements that banks selling insurance provide certain disclosures to customers. Legislation has also been enacted in Illinois that would prohibit out-of-state banks from acquiring an Illinois bank unless the Illinois bank has been in existence and continuously operated for a period of at least five years.

The Company's subsidiary is assessing its opportunities to provide insurance services to the customers and communities it serves.

                                     PART II
ITEM 1.   LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiary are a party other than ordinary routine litigation incidental to their respective businesses.


ITEM 2.   CHANGES IN SECURITIES

None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A.        The Annual Meeting of Shareholders was held on May 14, 1997.

B. The following individuals were elected to serve as directors of the Company for a term of one year at the Annual Meeting. The votes for and against such individuals are set forth below:

                                                     FOR             AGAINST
               1.   Kevin J. Acker                 1,677,768          9,603
               2.   Duane G. Debs                  1,676,031          3,717
               3.   David S. Bell                  1,657,810         24,558
               4.   Peggy P. LoCicero              1,659,302         13,643
               5.   Charles P. Howard              1,668,809          7,608

                    Broker-No Votes: 0

C. Ratification of Deloitte & Touche LLP as the Company's independent auditors.

                                             FOR       AGAINST   ABSTAIN
                                          1,672,061     6,461    16,332

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits
     10.1 Employment Agreement dated May 1, 1997 between the Company and Mr. Kevin J. Acker.

     10.2 Employment Agreement dated May 1, 1997 between the Company and Mr. Keith W. Acker.

     10.3 Employment Agreement dated May 1, 1997 between the Company and Mr. Duane G. Debs.

     10.4 Employment Agreement dated May 1, 1997 between the Company and Mr. Michael P. Brosnahan.

     10.5 Form of Amended Deferred Compensation Agreement between the Company and Messrs. Kevin J. Acker, Keith W. Acker, Duane G. Debs and Michael P. Brosnahan.

     27   Financial Data Schedule

B. Reports on Form 8-K - The Company did not file a report on Form 8-K during the three months ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              WEST SUBURBAN BANCORP, INC.
                              (Registrant)


Date: August 14, 1997
                              /s/     Kevin J. Acker
                              __________________________
                              KEVIN J. ACKER
                              CHAIRMAN OF THE BOARD



                              /s/    Duane G. Debs
                              __________________________
                              DUANE G. DEBS
                              PRESIDENT AND CHIEF FINANCIAL OFFICER

                                INDEX OF EXHIBITS


                                                                    Sequential
                                                                      Page No.
 10.1     Employment Agreement dated May 1, 1997 between the
          Company and Mr. Kevin J. Acker                                  21

 10.2     Employment Agreement dated May 1, 1997 between the
          Company and Mr. Keith W. Acker                                  32

 10.3     Employment Agreement dated May 1, 1997 between the
          Company and Mr. Duane G. Debs                                   43

 10.4     Employment Agreement dated May 1, 1997 between the
          Company and Mr. Michael P. Brosnahan                            54

 10.5     Form of Amended Deferred Compensation Agreement between
          the Company and Messrs. Kevin J. Acker, Keith W. Acker,
          Duane G. Debs and Michael P. Brosnahan                          65

 27.      Financial Data Schedule                                         74