Form 10-Q
period 1997-09-30
WEST SUBURBAN BANCORP INC
filed 1997-11-12
CIK 805080

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period ended September 30, 1997

                                       OR
/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For transition period from __________ to __________

                         Commission File Number 0 -17609

                           WEST SUBURBAN BANCORP, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            ILLINOIS                                    36-3452469
   ---------------------------            ------------------------------------
  (State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

711 SOUTH MEYERS ROAD, LOMBARD, ILLINOIS                    60148
----------------------------------------                    -----
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (630) 629-4200
                                                    --------------

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

1,000,000 shares of Common Stock, Class A, no par value, were authorized and 347,015 shares were issued and outstanding as of September 30, 1997.

1,000,000 shares of Common Stock, Class B, no par value, were authorized and 85,480 shares were issued and outstanding as of September 30, 1997.

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


                                     PART II

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .17
Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . .17
Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . .17
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . .17
Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . .17
Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .17


Form 10-Q Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . . .18






THIS REPORT INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. WEST SUBURBAN BANCORP, INC. (THE "COMPANY") INTENDS SUCH FORWARD-LOOKING STATEMENTS TO BE COVERED BY THE SAFE HARBOR PROVISIONS FOR FORWARD-LOOKING STATEMENTS CONTAINED IN THE PRIVATE SECURITIES REFORM ACT OF 1995, AS AMENDED, AND IS INCLUDING THIS STATEMENT FOR PURPOSES OF INDICATING SUCH INTENT. FORWARD-LOOKING STATEMENTS WHICH ARE BASED ON CERTAIN ASSUMPTIONS AND DESCRIBE FUTURE PLANS, STRATEGIES AND EXPECTATIONS OF THE COMPANY, ARE GENERALLY IDENTIFIABLE BY USE OF THE WORDS "BELIEVE", "EXPECT", "INTEND", "ANTICIPATE", "ESTIMATE", "PROJECT" OR SIMILAR EXPRESSIONS. THE COMPANY'S ABILITY TO PREDICT RESULTS OR THE ACTUAL EFFECT OF FUTURE PLANS OR STRATEGIES IS INHERENTLY UNCERTAIN. FACTORS WHICH COULD HAVE A MATERIAL ADVERSE AFFECT ON THE OPERATIONS AND FUTURE PROSPECTS OF THE COMPANY AND ITS SUBSIDIARY INCLUDE, BUT ARE NOT LIMITED TO, CHANGES IN INTEREST RATES, GENERAL ECONOMIC CONDITIONS, LEGISLATIVE/REGULATORY CHANGES, MONETARY AND FISCAL POLICIES OF THE U.S. GOVERNMENT, INCLUDING POLICIES OF THE U.S. TREASURY AND THE FEDERAL RESERVE BOARD, THE QUALITY OR COMPOSITION OF THE LOAN OR INVESTMENT PORTFOLIOS, DEMAND FOR LOAN PRODUCTS, DEPOSIT FLOWS, COMPETITION, DEMAND FOR FINANCIAL SERVICES IN THE COMPANY'S MARKET AREA AND ACCOUNTING PRINCIPLES, POLICIES AND GUIDELINES. THESE RISKS AND UNCERTAINTIES SHOULD BE CONSIDERED IN EVALUATING FORWARD-LOOKING STATEMENTS AND UNDUE RELIANCE SHOULD NOT BE PLACED ON SUCH STATEMENTS. FURTHER INFORMATION CONCERNING THE COMPANY AND ITS BUSINESS, INCLUDING ADDITIONAL FACTORS THAT COULD MATERIALLY AFFECT THE COMPANY'S FINANCIAL RESULTS, IS INCLUDED IN OTHER FILINGS OF THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

                                     PART I
ITEM 1.   FINANCIAL STATEMENTS

                   WEST SUBURBAN BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (UNAUDITED)


                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                   1997            1996
                                                               ------------    -----------
 ASSETS
 Cash and due from banks                                         $   32,369    $   38,520
 Interest-bearing deposits in financial institutions                    322           240
 Federal funds sold                                                  34,300        29,890
                                                                 ----------    ----------
    Total cash and cash equivalents                                  66,991        68,650
 Investment securities:
    Available for sale (amortized cost of $208,906 in
       1997; $159,614 in 1996)                                      209,048       158,578
    Held to maturity (fair value of $171,589 in
       1997; $170,202 in 1996)                                      170,950       170,191
 Loans, less allowance for loan losses of $9,980 in 1997;
    $9,603 in 1996                                                  780,850       784,242
 Premises and equipment, net                                         30,990        30,130
 Other real estate                                                    2,065         2,757
 Accrued interest and other assets                                   19,662        21,056
                                                                 ----------    ----------
       TOTAL ASSETS                                              $1,280,556    $1,235,604
                                                                 ==========    ==========
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits:
    Noninterest-bearing                                          $  105,183    $  102,583
    Interest-bearing                                              1,027,678       996,814
                                                                 ----------    ----------
       Total deposits                                             1,132,861     1,099,397
 FHLB advances                                                                      1,350
 Accrued interest and other liabilities                              18,174        16,519
                                                                 ----------    ----------
         TOTAL LIABILITIES                                        1,151,035     1,117,266
                                                                 ----------    ----------
 Shareholders' equity:
    Common Stock, Class A, no par value; 1,000,000 shares
       authorized; 347,015 shares issued and outstanding              2,774         2,774
    Common Stock, Class B, no par value; 1,000,000 shares
       authorized; 85,480 shares issued and outstanding                 683           683
    Surplus                                                          38,066        38,066
    Retained earnings                                                87,913        77,439
    Unrealized gain (loss) on securities available for sale,
     net of taxes                                                        85          (624)
                                                                 ----------    ----------
       TOTAL SHAREHOLDERS' EQUITY                                   129,521       118,338
                                                                 ----------    ----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $1,280,556    $1,235,604
                                                                 ==========    ==========

The accompanying notes are an integral part of the consolidated financial
statements.                                                                   3

                   WEST SUBURBAN BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


                                                                     1997          1996
                                                                     ----          ----
 INTEREST INCOME

    Loans, including fees                                           $52,271       $52,629
                                                                    -------       -------
    Investment securities:
       Taxable                                                       15,926         9,914
       Nontaxable                                                     1,582         1,474
                                                                    -------       -------
          Total investment securities                                17,508        11,388
    Deposits in financial institutions                                   28            53
    Federal funds sold                                                1,438         1,110
                                                                    -------       -------
          Total interest income                                      71,245        65,180
                                                                    -------       -------
 INTEREST EXPENSE
    Deposits                                                         32,833        27,294
    Other                                                               336           441
                                                                    -------       -------
          Total interest expense                                     33,169        27,735
                                                                    -------       -------
          Net interest income                                        38,076        37,445
 PROVISION FOR LOAN LOSSES                                              847         1,183
                                                                    -------       -------
 NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                 37,229        36,262
                                                                    -------       -------
 OTHER OPERATING INCOME
    Service fees                                                      2,574         2,756
    Net realized gain on sales of securities available for sale           5           369
    Trust fees                                                          156           145
    Net gain on sale of loans originated for sale                       182           123
    Loan servicing                                                      544           680
    Net gain on sale of other real estate                             1,466           119
    Other                                                             5,074         3,426
                                                                    -------       -------
          Total other operating income                               10,001         7,618
                                                                    -------       -------
 OTHER OPERATING EXPENSE
    Salaries and employee benefits                                   11,945        10,812
    Occupancy                                                         2,172         2,026
    Furniture and equipment                                           1,945         1,986
    FDIC insurance premiums                                             136           226
    SAIF special assessment                                                           816
    Professional fees                                                   581           810
    Data processing                                                     653           624
    Other real estate                                                   492         4,900
    Other                                                             4,081         4,071
                                                                    -------       -------
          Total other operating expense                              22,005        26,271
                                                                    -------       -------
 INCOME BEFORE INCOME TAXES                                          25,225        17,609
 Income taxes                                                         8,704         6,112
                                                                    -------       -------
 NET INCOME                                                         $16,521       $11,497
                                                                    =======       =======
 NET INCOME PER SHARE                                               $ 38.20       $ 26.58
                                                                    =======       =======
 Cash Dividends Declared Per Share                                  $ 13.50       $ 12.00
                                                                    =======       =======

The accompanying notes are an integral part of the consolidated financial
statements.                                                                   4

                   WEST SUBURBAN BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

                                                                     1997          1996
                                                                     ----          ----
 INTEREST INCOME
    Loans, including fees                                           $17,502       $17,448
                                                                    -------       -------
    Investment securities:
       Taxable                                                        5,901         3,386
       Nontaxable                                                       511           518
                                                                    -------       -------
          Total investment securities                                 6,412         3,904
    Deposits in financial institutions                                    4            15
    Federal funds sold                                                  298           415
                                                                    -------       -------
          Total interest income                                      24,216        21,782
                                                                    -------       -------
 INTEREST EXPENSE
    Deposits                                                         11,409         9,396
    Other                                                                40           193
                                                                    -------       -------
          Total interest expense                                     11,449         9,589
                                                                    -------       -------
          Net interest income                                        12,767        12,193
 PROVISION FOR LOAN LOSSES                                              276           388
                                                                    -------       -------
 NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                 12,491        11,805
                                                                    -------       -------
 OTHER OPERATING INCOME
    Service fees                                                        849           971
    Net realized gain on sales of securities available for sale           5
    Trust fees                                                           20            17
    Net gain on sale of loans originated for sale                        77            52
    Loan servicing                                                      126           215
    Net (loss) gain on sale of other real estate                         (4)           99
    Other                                                               956           801
                                                                    -------       -------
          Total other operating income                                2,029         2,155
                                                                    -------       -------
 OTHER OPERATING EXPENSE
    Salaries and employee benefits                                    3,694         3,619
    Occupancy                                                           708           678
    Furniture and equipment                                             539           651
    FDIC insurance premiums                                              52            75
    SAIF special assessment                                                           816
    Professional fees                                                   136           301
    Data processing                                                     248           242
    Other real estate                                                   110         3,919
    Other                                                             1,300         1,315
                                                                    -------       -------
          Total other operating expense                               6,787        11,616
                                                                    -------       -------
 INCOME BEFORE INCOME TAXES                                           7,733         2,344
 Income taxes                                                         2,610           704
                                                                    -------       -------
 NET INCOME                                                         $ 5,123       $ 1,640
                                                                    =======       =======
 NET INCOME PER SHARE                                               $ 11.85       $  3.79
                                                                    =======       =======
 CASH DIVIDENDS DECLARED PER SHARE                                  $  4.50       $  4.00
                                                                    =======       =======

The accompanying notes are an integral part of the consolidated financial
statements.                                                                   5

                   WEST SUBURBAN BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                               1997          1996
                                                                               ----          ----

 CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                               $ 16,521      $ 11,497
                                                                             --------      --------
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                                         2,272         2,207
          Provision for loan losses                                               847         1,183
          Provision for deferred income taxes                                   1,609         3,051
          Provision for loss on other real estate                                             5,460
          Net premium amortization and discount accretion of investment
            securities                                                            394           361
          Net realized gain on sales of investment securities available
            for sale                                                               (5)         (369)
          Gain on sale of loans held for sale                                    (182)         (123)
          Proceeds from sale of loans held for sale                             1,675           552
          Origination of loans held for sale                                   (3,027)         (475)
          (Gain) loss on sale of premises and equipment                            (7)           38
          Gain on sale of other real estate                                    (1,466)         (119)
          Increase in accrued interest and other assets                          (684)       (5,982)
          Increase (decrease) in accrued interest and other liabilities         1,479          (505)
                                                                             --------       -------
               Total adjustments                                                2,905         5,279
                                                                             --------       -------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                 19,426        16,776
                                                                             --------       -------
 CASH FLOWS FROM INVESTING ACTIVITIES
   Investment securities available for sale:
      Proceeds from sales                                                                    20,649
      Proceeds from maturities                                                 46,408        12,486
      Purchases                                                               (96,198)      (30,700)
   Investment securities held to maturity:
      Proceeds from maturities                                                 22,576        36,894
      Purchases                                                               (23,226)      (50,131)
   Purchase of minority interest in subsidiaries                                 (250)
   Net decrease (increase) in loans                                             3,685       (25,244)
   Purchases of premises and equipment                                         (3,131)       (3,427)
   Proceeds from sale of premises and equipment                                     7            11
   Proceeds from sale of other real estate                                      2,553         1,839
                                                                             --------       -------
       NET CASH USED IN INVESTING ACTIVITIES                                 ($47,576)     ($37,623)
                                                                             --------       -------


The accompanying notes are an integral part of the consolidated financial
statements.                                                                   6

                   WEST SUBURBAN BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (CONTINUED)
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                            1997       1996
                                                            ----       ----

 CASH FLOWS FROM FINANCING ACTIVITIES

    Net increase in total deposits                         $33,463    $10,709
    Decrease in FHLB advances                               (1,350)
    Cash dividends paid                                     (5,622)    (5,082)
                                                           -------    -------
      NET CASH PROVIDED BY FINANCING ACTIVITIES             26,491      5,627
                                                           -------    -------
    Net decrease in cash and cash equivalents               (1,659)   (15,220)
    Cash and cash equivalents at beginning of period        68,650     88,345
                                                           -------    -------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD             $66,991    $73,125
                                                           =======    =======
    Supplemental cash flow information:
       Cash paid during the period for:
         Interest on deposits and other borrowings         $29,857    $28,474
         Income taxes                                      $ 6,570    $ 8,063
       Transfers from loans to other real estate           $   395    $   668

The accompanying notes are an integral part of the consolidated financial
statements.                                                                   7

                   WEST SUBURBAN BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

During the first quarter of 1997, West Suburban Bancorp, Inc. (the "Parent") received approvals from the Federal Deposit Insurance Corporation, the Office of the Illinois Commissioner of Banks and Real Estate and the Office of Thrift Supervision to merge its four bank subsidiaries and its thrift into one state chartered bank under the name "West Suburban Bank". The Parent together with its subsidiary, West Suburban Bank may be referred to as the "Company". On May 17, 1997, the Company's subsidiaries were merged and since that date, the Company has conducted its banking activities through its single bank subsidiary. The merger had no significant impact on the Company's financial condition or results of operations.

The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany accounts and transactions have been eliminated. The unaudited interim consolidated financial statements include the accounts of the Company and are prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual financial statements have been omitted. The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the latest Annual Report on Form 10-K filed by the Company. The consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. Certain amounts reported in prior periods have been reclassified to conform to the 1997 presentation.

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

During the first nine months of 1997, the Company's unrealized loss on securities available for sale improved $.7 million to a gain of $.1 million at September 30, 1997 from a $.6 million loss at December 31, 1996, net of taxes.

NOTE 3 - OUTSTANDING LINES OF CREDIT AVAILABLE - (Dollars in thousands)

                                         SEPTEMBER 30, 1997  DECEMBER 31, 1996
                                         ------------------  -----------------

 Home equity lines                            $118,804           $108,526
 Commercial credit lines                       146,306            197,952
 Letters of Credit                              23,337             32,566
 Visa credit lines                              46,151             43,818
                                              --------           --------
    Total commitments                         $334,598           $382,862
                                              ========           ========

The Company had $2.5 million and $4.5 million of commitments to originate residential mortgage loans as of September 30, 1997 and December 31, 1996, respectively.

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

In March 1997, the FASB issued SFAS 128, "Earnings Per Share", which establishes new standards for computing and presenting earnings per share and requires dual presentation of basic and diluted earnings per share. SFAS 128 is effective for financial statements for years ending after December 15, 1997 and all prior periods will be restated. The adoption of SFAS 128 will not have an impact on the Company's earnings per share as the Company has no outstanding common stock equivalents.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BALANCE SHEET ANALYSIS

ASSET DISTRIBUTION. Total consolidated assets at September 30, 1997 increased approximately $45.0 million (3.6%) to $1,280.6 million at September 30, 1997 from $1,235.6 million at December 31, 1996. Total cash and cash equivalents decreased $1.6 million (2.4%) to $67.0 million at September 30, 1997 from $68.6 million at December 31, 1996. Cash and due from banks decreased $6.1 million to $32.4 million at September 30, 1997 from $38.5 million at December 31, 1996. The Company invested these funds together with funds obtained from growth in deposits to increase its investment securities and federal funds sold. Aggregate holdings in federal funds sold increased $4.4 million (14.8%) to $34.3 million at September 30, 1997 from $29.9 million at December 31, 1996. Aggregate holdings in investment securities increased $51.2 million (15.6%) to $380.0 million at September 30, 1997 from $328.8 million at December 31, 1996. The Company's objectives in managing its securities portfolio are driven by the dynamics of its entire balance sheet which includes monitoring the maturity structure of its portfolio, along with general economic conditions including the interest rate environment. In managing its portfolio, the Company seeks to maintain liquidity, minimize exposure to interest rate risk and achieve an acceptable rate of return.

Total loans decreased $3.0 million (.4%) to $790.8 million at September 30, 1997 from $793.8 million at December 31, 1996. Loan demand has remained level as competition has intensified during the first nine months of 1997. The Company strives to remain competitive in its market by offering competitive rates on its loan products while not compromising its credit evaluation standards to attract new business.

ALLOWANCE FOR LOAN LOSSES AND ASSET QUALITY. The allowance for loan losses is an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible. Management evaluates the adequacy of the allowance based on past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral, and current and prospective economic conditions. The allowance for loan losses increased $.4 million to $10.0 million at September 30, 1997 from $9.6 million at December 31, 1996. The ratio of the allowance for loan losses to total loans outstanding increased at September 30, 1997 to 1.26% compared to 1.21% at December 31, 1996. Nonperforming loans increased $2.9 million (43.3%) to $9.6 million at September 30, 1997 from $6.7 million at December 31, 1996. This increase was primarily due to increases in commercial loan delinquencies along with several past due residential real estate loans. Management is monitoring these accounts closely. As of September 30, 1997 and December 31, 1996, total nonperforming loans to net loans were 1.2% and .9%, respectively. The allowance for loan losses was approximately 104% and 144% of the level of nonperforming loans at September 30, 1997 and December 31, 1996, respectively.

The following table presents an analysis of the Company's nonperforming loans for the periods stated (dollars in thousands):


                                 SEPTEMBER 30, 1997  DECEMBER 31, 1996   DOLLAR CHANGE
                                 ------------------  -----------------   -------------

 Nonaccrual loans                      $4,101              $2,283           $1,818
 Accruing loans 90 days past due        5,485               4,405            1,080
                                       ------              ------           ------
   Total nonperforming loans           $9,586              $6,688           $2,898
                                       ======              ======           ======
 Nonperforming loans as a percent
   of net loans                          1.2%                 .9%
 Other real estate                     $2,065              $2,757            ($692)
                                       ======              ======           ======

The following table presents an analysis of the Company's provision for loan losses for the periods stated (dollars in thousands):

                                                   1997                      1996
                                        ---------------------------   -----------------
                                        3RD QTR.  2ND QTR.  1ST QTR.  4TH QTR.  3RD QTR.
                                        -------   -------   -------   -------   -------
 Provision-quarter                         $276      $276      $295      $321       $388
 Provision-year to date                     847       571       295     1,505      1,184
 Net chargeoffs-quarter                     270       169        31       407        189
 Net chargeoffs-year to date                470       200        31       802        395
 Allowance at period end                  9,980     9,974     9,867     9,603      9,689
 Allowance to period end total loans      1.26%     1.26%     1.24%     1.21%      1.22%

LIABILITY DISTRIBUTION. Total liabilities increased $33.7 million (3.0%) to $1,151.0 million at September 30, 1997 from $1,117.3 million at December 31, 1996. This increase was primarily due to increases in certificates of deposit balances arising from the Company offering competitive rates of return and the success of the Company's 35th year anniversary promotion.

Balances in the Company's major categories of deposits are summarized in the following table (dollars in thousands):

                                        SEPTEMBER 30, 1997       DECEMBER 31, 1996     DOLLAR CHANGE       PERCENT
                                        ------------------       -----------------     -------------       -------

 Demand and other noninterest-bearing        $105,183                 $102,583             $2,600             2.5%
 NOW accounts                                  26,999                  182,861           (155,862)         (85.2)%
 Money market savings                         480,546                  342,872            137,674            40.2%
 Time, $100,000 and over                       91,112                   86,343              4,769             5.5%
 Time, other                                  429,021                  384,738             44,283            11.5%
                                           ----------               ----------            -------            ----
    Total                                  $1,132,861               $1,099,397            $33,464             3.0%
                                           ==========               ==========            =======            ====

The Company attempts to remain well positioned in its market by offering competitive rates on its savings and certificate of deposit products. Although the Company promotes its savings products when appropriate, management does not intend to compromise its net interest margin to attract deposits.

SHAREHOLDERS' EQUITY. Shareholders' equity increased $11.2 million (9.5%) to $129.5 million at September 30, 1997 from $118.3 million at December 31, 1996. This increase was primarily the result of the net retention of 1997 earnings of $10.9 million.

CAPITAL RESOURCES

The Company's capital ratios as well as those of its subsidiary as of September 30, 1997 are presented below. All such ratios are in excess of the regulatory capital requirements which call for a minimum total risk-based capital ratio of 8% for the Company and its subsidiary (at least one-half of the minimum total risk-based capital must consist of tier 1 capital), a minimum leverage ratio (3% for the most highly rated banks that do not expect significant growth; all other institutions are required to maintain a minimum leverage capital ratio of 4% to 5% depending on their particular circumstances and risk profiles) for the Company and its subsidiary. Bank holding companies and their subsidiaries are generally expected to operate at or above the minimum capital requirements and the ratios shown below are in excess of regulatory minimums and should allow the Company and its subsidiary to operate without capital adequacy concerns.

The following table sets forth selected regulatory capital ratios of the Company and its subsidiary at September 30, 1997:


                                   TIER 1         TOTAL
                                   RISK-BASED     RISK-BASED     LEVERAGE
 INSTITUTION                       CAPITAL        CAPITAL        CAPITAL
 -----------                       -------        ----------     --------

 West Suburban Bancorp, Inc.       12.68%         13.67%         9.95%
 West Suburban Bank                10.68%         11.68%         6.60%

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") provided the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" or "critically undercapitalized." Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. Management has been advised that as of September 30, 1997 and December 31, 1996, the Company's subsidiary qualified as a "well-capitalized" institution.

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

Generally, the Company uses cash and cash equivalents to meet its liquidity needs. Additional liquidity is provided by maintaining assets which mature within a short time-frame or which may be quickly converted to cash without significant costs. These assets include interest-bearing deposits in financial institutions, federal funds sold and investment securities available for sale. As of September 30, 1997 and December 31, 1996, liquid assets represented 21.6% and 18.4% of total assets, respectively. A more detailed discussion concerning these assets is presented in the Asset Distribution Section of this report.

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

Listed below are the balances in the major categories of the rate sensitive assets and liabilities that are subject to repricing as of September 30, 1997 (dollars in thousands):


                                                  THREE        OVER THREE     OVER ONE
                                                  MONTHS       MONTHS TO       YEAR TO       OVER
                                                  OR LESS    TWELVE MONTHS   THREE YEARS  THREE YEARS     TOTAL
                                                  -------    -------------   -----------  -----------     -----
 Rate sensitive assets:
   Interest-bearing deposits in financial
     institutions                                $    322                                               $      322
   Federal funds sold                              34,300                                                   34,300
   Investment securities                           12,120       $ 67,624        $86,303     $213,951       379,998
   Loans                                          287,282        224,308            483      274,656       786,729
                                                 --------       --------        -------     --------    ----------
     Total interest-earning assets               $334,024       $291,932        $86,786     $488,607    $1,201,349
                                                 ========       ========        =======     ========    ==========
 Rate sensitive liabilities:
   Money market savings                          $480,546                                               $  480,546
   NOW accounts                                    26,999                                                   26,999
   Time deposits:
     Less than $100,000                           153,935       $222,067        $44,969     $  8,050       429,021
     $100,000 and over                             53,821         30,891                       6,400        91,112
                                                 --------       --------        -------     --------    ----------
     Total interest-bearing liabilities          $715,301       $252,958        $44,969     $ 14,450    $1,027,678
                                                 ========       ========        =======     ========    ==========


 Interest sensitivity gap                       ($381,277)      $ 38,974        $41,817     $474,157
 Cumulative interest sensitivity gap            ($381,277)     ($342,303)     ($300,486)    $173,671    $  173,671
 Cumulative interest-earning assets as a
   percentage of cumulative
   interest-bearing liabilities                      46.7%          64.6%          70.3%       116.9%
 Cumulative interest sensitivity gap as a
  percentage of total assets                       (29.8)%        (26.7)%        (23.5)%        13.6%


The above table does not necessarily indicate the future impact of general interest rate movements on the Company's net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times and at different rate levels. Assets and liabilities are reported in the earliest time frame in which maturity or repricing may occur. The consolidated interest rate sensitivity position of the Company within the one year window at September 30, 1997 reflects cumulative net interest-earning assets compared to cumulative net interest-bearing liabilities of 64.6% and cumulative net interest-earning assets that reprice or mature within one year compared to total assets of negative 26.7%.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

NET INCOME. The Company's net income for the nine months ended September 30, 1997 and 1996 was approximately $16.5 million and $11.5 million, respectively. This represents an increase of $5.0 million (43.7%) for the 1997 period when compared to the same period in 1996. This was primarily due to the decrease in other real estate expense in 1997 when compared to the same period in 1996. During 1996, the Company recognized a $3.8 million write down of a property classified as other real estate. During 1997, the Company sold this property and settled litigation regarding another property. The Company recorded approximately $3.8 million in income relating to these transactions for the nine month period ended September 30, 1997. The Company recorded other income of approximately $1.1 million from a refund of the over funding of a West Suburban Bank of Aurora, F.S.B. ("WSB Aurora") terminated benefits plan for the nine month period ended September 30, 1996. Additionally, the Company incurred a one-time special SAIF assessment of $.8 million during the nine months ended September 30, 1996. Net interest income increased $.6 million and the provision for loan loss decreased $.3 million. Increases to income were partially offset by an increase to income tax expense of $2.6 million.

INTEREST INCOME. Total interest income, on a tax equivalent basis, increased $6.1 million for the nine months ended September 30,1997 compared to the same period in 1996. $7.0 million of this is attributable to growth in average interest earning balances which was partially offset by ($.9) million due to declining yields. The Company's average interest-earnings assets grew
$132.7 million to $1,193.2 million at September 30, 1997 from $1,060.5 million at September 30, 1996. Yields on total interest-earnings assets decreased primarily due to decreases in average interest rates on the Company's loan portfolio primarily from the Company reducing its rates on its home equity lines from prime plus one to prime. This reduction in rates was a result of competitive conditions surrounding this product. Interest on the Company's securities portfolio increased primarily due to higher yields on U.S. government agencies and corporations and corporate securities along with higher average outstanding balances.

INTEREST EXPENSE. Total interest expense increased $5.4 million for the nine months ended September 30, 1997 compared to the same period during 1996. Interest on deposits increased $5.5 million during this period. This change was the result of a $5.4 million increase due to higher average balances and a $.1 million increase related to higher interest rates. Average interest-bearing liabilities increased $119.5 million to $1,034.0 million at September 30,1997 from $914.5 million at September 30,1996 primarily due to certificate of deposit promotions.

The following table reflects the extent to which changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest rates have affected net interest income on a tax equivalent basis for the nine month period ended September 30,1997 as compared to the same period in 1996 (dollars in thousands):

 INTEREST INCOME                         CHANGE IN:
                                           VOLUME        RATE        TOTAL
                                         ----------      ----        -----

 Interest-bearing deposits in
   financial institutions                    ($5)        ($20)        ($25)
 Federal funds sold                          273           55          328
 Investment securities                     5,562          549        6,111
 Loans                                     1,174       (1,498)        (324)
                                           -----        -----        -----
     Total interest income                 7,004         (914)       6,090
                                           -----        -----        -----

 INTEREST EXPENSE
 Interest-bearing deposits                 5,452           87        5,539
 Borrowed funds                             (161)          56         (105)
                                           -----        -----        -----
     Total interest expense                5,291          143        5,434
                                           -----        -----        -----
     Net interest income                  $1,713      ($1,057)        $656
                                           =====        =====        =====

The following table presents an analysis of the Company's interest-earning assets and interest-bearing liabilities volumes for the periods stated on a cumulative basis as of the date indicated (dollars in thousands):


                                                          1997                                 1996
                                        ----------------------------------------     -------------------------
                                         SEPT. 30       JUNE 30        MARCH 31       DEC. 31        SEPT. 30
                                        ----------     ----------     ----------     ----------     ----------
 Average loans                            $789,576       $792,921       $791,003       $781,372       $776,621
 Average interest-earning assets         1,193,192      1,185,024      1,152,764      1,156,452      1,060,434
 Average noninterest-bearing deposits      104,502        108,209        100,810        103,448        102,655
 Average interest-bearing deposits       1,027,120      1,019,866        988,550        921,925        903,344
 Average deposits                        1,131,622      1,128,075      1,089,360      1,025,373      1,005,999
 Average interest-bearing liabilities    1,033,989      1,028,823      1,000,613        932,685        914,467

                                                                             14

PROVISION FOR LOAN LOSSES. The Company's provision for loan losses decreased $.3 million (28.4%) for the nine months ended September 30, 1997 compared to the same period in 1996. The provision for loan losses is based on management's belief that the allowance for loan losses (after giving effect to the provision) was adequate. A more detailed discussion concerning the allowance for loan losses is presented in the Allowance for Loan Losses and Asset Quality section of this report.

OTHER OPERATING INCOME. Total other operating income increased $2.4 million (31.3%) for the nine months ended September 30, 1997 compared to the same period in 1996. This increase was primarily due to the Company settling a claim relating to an investment that it made during the late 1980's. The Company recorded $2.3 million of income related to this matter. During the first quarter of 1997, the Company also sold its interest in a property held as other real estate for $1.5 million. As the property was previously written off, this amount represented a gain recognized as other operating income. These increases to income were partially offset by decreases in gains on sale of investment securities available for sale of $.4 million. During the first nine months of 1996, the Company recorded $1.1 million of income from a refund of the over funding of a WSB Aurora terminated benefits plan.

OTHER OPERATING EXPENSE. Total other operating expense decreased $4.3 million (16.2%) for the nine months ended September 30, 1997 compared to the same period in 1996. Salary and employee benefits increased $1.1 million due primarily to increased salaries and severance payouts to two former executives of the Company. Expenses associated with other real estate decreased $4.4 million for the nine months ended September 30, 1997 compared to the same period in 1996. During 1996, the Company recognized a $3.8 million write down of a property classified as other real estate. FDIC insurance premiums declined $.1 million and in 1996 the Company incurred a one-time special SAIF assessment of $.8 million payable to the FDIC which was imposed under the Deposit Insurance Funds Act of 1996. Professional fees decreased $.2 million for the nine months ended September 30, 1997 compared to the same period in 1996.

INCOME TAXES. Income tax expense increased $2.6 million (42.4%) for the nine months ended September 30, 1997 to $8.7 million from $6.1 million compared to the same period in 1996. The increase was principally due to higher taxable income.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

NET INCOME. The Company's net income for the three months ended September 30, 1997 and 1996 was approximately $5.1 million and $1.6 million, respectively, which represents an increase of $3.5 million (212.4%) for the 1997 period when compared to the same period in 1996. This was primarily due to a SAIF special assessment of $.8 million in the three month period ended September 30, 1996 and a $3.8 million write down of other real estate during this same period. Net interest income increased $.6 million and the provision for loan loss decreased $.1 million during the 1997 period compared to the 1996 period. These increases to income were partially offset by an increase in income tax expense of $1.9 million.

INTEREST INCOME. Total interest income increased $2.4 million for the three months ended September 30, 1997 compared to the same period in 1996 and resulted primarily from increased balances in the securities portfolio.

INTEREST EXPENSE. Total interest expense increased $1.8 million for the three months ended September 30, 1997 compared to the same period during 1996 and primarily resulted from increased certificate of deposit balances.

PROVISION FOR LOAN LOSSES. The Company's provision for loan losses decreased $.1 million (28.9%) for the three months ended September 30, 1997 compared to the same period in 1996. The provision for loan losses is based on management's belief that the allowance for loan losses (after giving effect to the provision) is adequate. A more detailed discussion concerning the allowance for loan losses is presented in the Allowance for Loan Losses and Asset Quality section of this report.

OTHER OPERATING INCOME. Total other income decreased $.1 million (5.8%) for the three months ended September 30, 1997 compared to the same period in 1996. This was due to lower service fees, gains on sale of other real estate and loan servicing income which was partially offset by an increase in other income.

OTHER OPERATING EXPENSE. Total other expense decreased $4.8 million (41.6%) for the three months ended September 30, 1997 compared to the same period in 1996. Professional fees decreased $.2 million while the SAIF special assessment decreased $.8 million. Expenses associated with other real estate expense decreased $3.8 million.

INCOME TAXES. Income tax expense increased $1.9 million (270.7%) for the three months ended September 30, 1997 to $2.6 million from $.7 million compared to the same period in 1996. The increase was principally due to higher taxable income.

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

None

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     27   Financial Data Schedule

B. Reports on Form 8-K - The Company did not file a report on Form 8-K during the three months ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              WEST SUBURBAN BANCORP, INC.
                              (Registrant)


Date: November 12, 1997
                              /s/     Kevin J. Acker
                              -----------------------------------------------
                              KEVIN J. ACKER
                              CHAIRMAN OF THE BOARD





                              /s/    Duane G. Debs
                              ------------------------------------------------
                              DUANE G. DEBS
                              PRESIDENT AND CHIEF FINANCIAL OFFICER

                                  INDEX OF EXHIBITS


                                                       SEQUENTIAL
                                                       PAGE NO.
                                                       ----------

 27. Financial Data Schedule                                20