Form 10-K
period 1997-12-31
WEST SUBURBAN BANCORP INC
filed 1998-03-30
CIK 805080

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-K

/X/            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For fiscal year ended December 31, 1997
                                     OR
/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              For transition period from __________ to __________

                        Commission File Number 0 - 17609

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

Securities registered pursuant to Section 12(b) of the Act:


                                                     Name of Each Exchange
     Title of Each Class                             on which Registered
          NONE                                              NONE

Securities registered pursuant to Section 12(g) of the Act:

                      CLASS A COMMON STOCK, NO PAR VALUE
                              (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this form
10-K [   ]

The index to exhibits is located on page 28 of 71 total sequentially numbered pages.

     The aggregate market value of voting common stock of Registrant held by non-affiliates as of December 31, 1997 was $147,048,300 (1). At December 31, 1997, the total number of shares of Class A Common Stock outstanding was 347,015 and the total number of shares of Class B Common Stock outstanding was 85,480.

Documents Incorporated by Reference:

     Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1997 are incorporated by reference into Parts I, II and IV hereof, to the extent indicated herein. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 1998 are incorporated by reference in
Part III hereof, to the extent indicated herein.

































--------------------

(1) Based on the last reported price of an actual transaction in Registrant's common stock on February 9, 1998, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of common stock of Registrant.

                          WEST SUBURBAN BANCORP, INC.

                         1997 Form 10-K Annual Report

                              Table of Contents


                                   PART I

                                                                    Sequential
                                                                    Page Number
Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 21
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . 21


                                  PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22
Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . 22
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . . . . 23
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk . . . . 23
Item 8.   Financial Statements and Supplementary Data. . . . . . . . . . . . 23
Item 9.   Changes in and Disagreements With Accountants on Accounting and
          Financial Matters. . . . . . . . . . . . . . . . . . . . . . . . . 23

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


                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K. . 25

Form 10-K Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . . 27

This report may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company (as defined below) intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of indicating such intent. Forward-looking statements which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of their loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

                                        PART I
ITEM 1.   BUSINESS

REGISTRANT AND ITS SUBSIDIARY

West Suburban Bancorp, Inc., an Illinois corporation (together with the Bank (as defined below) and the Bank's subsidiaries, the "Company"), is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act") and the parent company of West Suburban Bank, Lombard, Illinois. West Suburban Bank, may be referred to as the "Bank."

During the first quarter of 1997, the Bank received approvals from the Federal Deposit Insurance Corporation, the Office of the Illinois Commissioner of Banks and Real Estate and the Office of Thrift Supervision to merge the four bank subsidiaries and the thrift subsidiary into one state chartered bank under the name "West Suburban Bank." On May 17, 1997, the Company's subsidiaries were merged and since that date, the Company has conducted its banking activities through its single bank subsidiary. The merger had no significant impact on the Company's financial condition or results of operations.

The Company was incorporated in 1986 and became the parent bank holding company of the Bank and the Company's former bank subsidiaries in 1988.
On July 13, 1990, the Company acquired its former thrift subsidiary, a federally-chartered thrift, thereby becoming a thrift holding company until the former thrift was merged into the Bank in 1997.

The Bank is headquartered in the western suburbs of Chicago among some of the faster growing areas in Illinois. Due to the nature of the market areas served by the Bank, the Bank provides a wide range of financial services to individuals and small and medium sized businesses. The western suburbs of Chicago have a diversified economy, with many new corporate headquarters and numerous small and medium sized industrial and non-industrial businesses providing employment.

The Bank engages in a general full service retail banking business and offers a broad variety of consumer and commercial products and services. The Bank also offers trust services, safe deposit boxes and extended banking hours, including Sunday hours and 24-hour banking through either a proprietary network of 36 automated teller machines ("ATMs") or Tele-Bank 24, a bank-by-phone system. Other consumer related services are available including financial services and a competitively priced VISA card through West Suburban Bank Card Services. The Bank offers its customers a debit card called the West Suburban Bank Check Card.

The following table sets forth financial and other information concerning the Bank as of December 31, 1997:

                              WEST SUBURBAN BANK
                            (Dollars in thousands)

                                                                    Share-                            Return on Average
Year Formed/Year                Number of          Total           holder's         Net           -----------------------
Affiliated With the Parent      Locations          Assets           Equity         Income          Assets         Equity
--------------------------      ---------        ----------        --------        -------        --------       --------
West Suburban Bank
  (1962/1988)                      32            $1,292,148        $110,286        $21,957          1.7%           19.6%



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

EMPLOYEES

The Company employed 590 persons (460 full time equivalent employees) on December 31, 1997. The Company believes that its relations with its employees are good.

SUPERVISION AND REGULATION

General

Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities including, but not limited to, the Board of Governors of the Federal Reserve System (the "FRB"), the Federal Deposit Insurance Corporation (the "FDIC"), the Illinois Commissioner of Banks and Real Estate (the "Commissioner"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions, such as the Company and its subsidiary, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and its subsidiaries establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

The following references to material statutes and regulations affecting the Company and its subsidiaries are brief summaries thereof and do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of the Company and its subsidiaries.

Recent Regulatory Developments

PENDING LEGISLATION. Legislation is pending in the Congress that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. The expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed. Additionally, the pending legislation would eliminate the federal thrift charter and merge the FDIC's Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF"). At this time, the Company is unable to predict whether the proposed legislation will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Company and the Bank.

The Company

GENERAL. The Company, as the sole stockholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the FRB under the BHCA. In accordance with FRB policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not do so absent such policy. Under the BHCA, the Company is subject to periodic examination by the FRB and is required to file with the FRB periodic reports of its operations and such additional information as the FRB may require. The Company is also subject to regulation by the Commissioner under the Illinois Bank Holding Company Act, as amended.

INVESTMENTS AND ACTIVITIES. Under the BHCA, a bank holding company must obtain FRB approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company.

Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the FRB may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the FRB is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) or which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

The BHCA also prohibits, with certain exceptions, the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. The principal exception to this prohibition allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the FRB to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the FRB, the Company and its non-bank subsidiaries are permitted to engage in, among other activities, such banking-related businesses as the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau, including software development, and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Federal law also prohibits acquisition of "control" of a bank, such as the Bank, or bank holding company, such as the Company, without prior notice to certain federal bank regulators. "Control" is defined in certain cases as the acquisition of 10% of the outstanding shares of a bank or bank holding company.

CAPITAL REQUIREMENTS.   Bank holding companies are required to maintain
minimum levels of capital in accordance with FRB capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The FRB's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier I capital. The leverage requirement consists of a minimum ratio of Tier I capital to total assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others. For purposes of these capital standards, Tier I capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships) and total capital means Tier I capital plus certain other debt and equity instruments which do not qualify as Tier I capital and a portion of the Company's allowance for loan and lease losses.

The risk-based and leverage standards described above are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the FRB's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (I.E., Tier I capital less all intangible assets), well above the minimum levels.

As of December 31, 1997, the Company had regulatory capital in excess of the FRB's minimum requirements, with a risk-based capital ratio of 13.7% and a leverage ratio of 10.2%.

DIVIDENDS. The FRB has issued a policy statement with regard to the payment of cash dividends by bank holding companies. In the policy statement, the FRB expressed its view that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. Additionally, the FRB possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

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

The Bank

GENERAL. The Bank is an Illinois-chartered bank, the deposit accounts of which are insured by the BIF of the FDIC. As a BIF-insured, Illinois-chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Illinois banks, and the FDIC, as administrator of the BIF.

DEPOSIT INSURANCE. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

During the year ended December 31, 1997, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 1998, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the FICO, the entity created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. Pursuant to federal legislation enacted September 30, 1996, commencing January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. Such FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members. Between January 1, 2000, and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a PRO RATA basis. During the year ended December 31, 1997, the FICO assessment rate for SAIF members was approximately 0.063% of deposits while the FICO assessment rate for BIF members was approximately 0.013% of deposits. During the year ended December 31, 1997, the Bank paid FICO assessments totaling $.17 million.

COMMISSIONER ASSESSMENTS. All Illinois banks are required to pay supervisory fees to the Commissioner to fund the operations of the Commissioner. The amount of such supervisory fees is based upon each institution's total assets, including consolidated subsidiaries, as reported to the Commissioner. During the year ended December 31, 1997, the Bank paid supervisory fees to the Commissioner totaling $.13 million.

CAPITAL REQUIREMENTS. The FDIC has established the following minimum capital standards for state-chartered insured non-member banks, such as the Bank: a leverage requirement consisting of a minimum ratio of Tier I capital to total assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier I capital. For purposes of these capital standards, Tier I capital and total capital consist of substantially the same components as Tier I capital and total capital under the FRB's capital guidelines for bank holding companies (SEE "--The Company--Capital Requirements").

The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the FDIC provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

During the year ended December 31, 1997, the Bank was not required by the FDIC to increase its capital to an amount in excess of the minimum regulatory requirements. As of December 31, 1997, the Bank exceeded its minimum regulatory capital requirements with a leverage ratio of 8.3% and a risk-based capital ratio of 11.6%.

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

DIVIDENDS. Under the Illinois Banking Act, Illinois-chartered banks may not pay dividends in excess of their adjusted profits.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 1997. As of

December 31, 1997, approximately $16.1 million was available to be paid as dividends to the Company by the Bank. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

INSIDER TRANSACTIONS. The Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

SAFETY AND SOUNDNESS STANDARDS. The federal banking agencies have adopted guidelines which establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the guidelines is of such severity that it could threaten the safety and soundness of the institution. Failure to submit an acceptable plan, or failure to comply with a plan that has been accepted by the appropriate federal regulator, would constitute grounds for further enforcement action.

BRANCHING AUTHORITY. Illinois banks, such as the Bank, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals.

Effective June 1, 1997 (or earlier if expressly authorized by applicable state law), the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of DE NOVO interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allows individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Illinois has enacted legislation permitting interstate mergers beginning on June 1, 1997, subject to certain conditions, including a prohibition against interstate mergers unless any Illinois bank involved has been in existence and continuous operation for more than five years.

STATE BANK ACTIVITIES. Under federal law and FDIC regulations, FDIC insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

FEDERAL RESERVE SYSTEM. FRB regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction account balances (primarily NOW and regular checking accounts), as follows: for transaction account balances aggregating $47.8 million or less, the reserve requirement is 3% of total transaction account balances; and for transaction account balances aggregating in excess of $47.8 million, the reserve requirement is $1.4 million plus 10% of the aggregate amount of total transaction account balances in excess of $47.8 million. The first $4.7 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the FRB. The Bank is in compliance with the foregoing requirements.

INSURANCE SUBSIDIARY. The Bank is the sole shareholder of West Suburban Insurance Services, Inc. ("WSIS"), an Illinois corporation licensed as a general insurance agency by the Illinois Department of Insurance (the "Department"). WSIS is subject to supervision and regulation by the Department with regard to compliance with the laws and regulations governing insurance agents and by the Commissioner and the FDIC with regard to compliance with the banking laws and regulations applicable to subsidiaries of Illinois-chartered, FDIC-insured banks.

EXECUTIVE OFFICERS OF THE COMPANY

The names and ages of the executive officers of the Company, along with a brief description of the business experience of each such person, during the past five years, and certain other information is set forth below:

Name (Age) and Position
and Offices with the Company            Principal Occupations and Employment
(year first elected to office)          for Past Five Years and Other Information
-------------------------------------   -----------------------------------------
Kevin J. Acker (48)                     Senior Vice President, Marketing since
     Chairman of the Board (1993)            1997. Director and President of
     and Vice President (1986)               West Suburban Bank of Carol
                                             Stream/Stratford Square 1982 - May
                                             1997

Keith W. Acker (48)                     Director and President of West Suburban
     Chief Operating Officer (1996)          Bank since 1986. Chairman of the
                                             Board of West Suburban Bank 1986 -
                                             May 1997

Duane G. Debs (41)                      Senior Vice President and Comptroller
     President (1997) and Chief              since 1997. President of West
     Financial Officer (1993)                Suburban Bank of Downers
                                             Grove/Lombard 1996 - May 1997.
                                             Director of West Suburban Bank of
                                             Downers Grove/Lombard 1993 - May
                                             1997. Vice President and Comptroller
                                             of the Bank since 1987

Michael P. Brosnahan (48)               Senior Vice President, Loans since 1989.
     Vice President (1997)                   Director of West Suburban Bank of
                                             Aurora 1990-May 1997

STATISTICAL DATA

The statistical data required by Securities and Exchange Act of 1934, as amended (the "1934 Act") Industry Guide 3, "Statistical Disclosure By Bank Holding Companies," has been incorporated by reference from the Company's 1997 Annual Report to Shareholders (attached as Exhibit 13.1 hereto) or is set forth below. This data should be read in conjunction with the Company's 1997 Consolidated Financial Statements and related notes, and the discussion included in Management's Discussion and Analysis of Financial Condition and Results of Operations as set forth in the Company's 1997 Annual Report to Shareholders. All dollar amounts of the statistical data included below are expressed in thousands.

Investment Securities

The following table sets forth by category the amortized cost of securities at December 31 (dollars in thousands):

                                                   1997        1996       1995
                                               --------   ---------   --------
Available For Sale:
Corporate                                     $170,335    $ 64,634    $ 69,731
U.S. government agencies and corporations       26,550      63,591      36,119
U.S. Treasury                                   12,084      16,151      16,291
States and political subdivisions                1,178       1,168       1,157
Equity securities                                8,745      14,070      10,841
                                              --------    --------    --------
   Total investment securities available for
     sale                                      218,892     159,614     134,139
                                              --------    --------    --------

Held To Maturity:
U.S. government agencies and corporations      162,176     130,250      83,237
States and political subdivisions               37,116      39,941      32,800
                                              --------    --------    --------
   Total investment securities held to
     maturity                                  199,292     170,191     116,037
                                              --------    --------    --------
   Total investment securities                $418,184    $329,805    $250,176
                                              --------    --------    --------
                                              --------    --------    --------

The following table sets forth by contractual maturity the amortized cost and weighted average yield (not tax-effected) of investment securities available for sale at December 31, 1997 (dollars in thousands):

                                                      U.S. Government
                                                        Agencies and                                 States and Political
                                  Corporate             Corporations            U.S. Treasury            Subdivisions
                             -------------------    ---------------------   ---------------------   ---------------------
                                        Weighted                Weighted                Weighted                Weighted
                             Amortized   Average    Amortized    Average    Amortized    Average    Amortized    Average
                               Cost       Yield        Cost       Yield        Cost       Yield       Cost        Yield
                             ---------  ---------   ---------   --------    ---------   --------    ---------    --------
Within one year                $43,867     7.45%     $10,017       6.44%      $4,005       5.25%
After 1 year but within 5      122,345     6.87       11,441       6.98        8,079       5.94          $773        4.04%
After 5 years but within 10      4,123     8.19        5,007       4.19                                   205        5.50
After 10 years                                            85                                              200        5.05
                              --------     -----     -------       -----     -------       -----       ------       -----
   Total                      $170,335     7.05%     $26,550       6.25%     $12,084       5.71%       $1,178        4.46%
                              --------     -----     -------       -----     -------       -----       ------       -----
                              --------     -----     -------       -----     -------       -----       ------       -----

The following table sets forth, by contractual maturity, the amortized cost and weighted average yield of investment securities held to maturity at December 31, 1997. Yields on tax-exempt securities represent actual coupon yields (dollars in thousands):


                                 U.S. Government
                                   Agencies and                 States and Political
                                   Corporations                     Subdivisions
                                -----------------------     ------------------------
                                               Weighted                     Weighted
                                Amortized       Average      Amortized       Average
                                  Cost           Yield          Cost          Yield
                                ---------      --------      ---------      --------
Within one year                  $13,014         6.90%          $3,190        4.04%
After 1 year but within 5        147,762         6.30           14,970        4.13
After 5 years but within 10        1,400         6.43            6,269        4.91
After 10 years                                                  12,687        6.25
                                --------         -----         -------        -----
   Total                        $162,176         6.35%         $37,116        4.98%
                                --------         -----         -------        -----
                                --------         -----         -------        -----

Loan Portfolio

The following table sets forth the major loan categories at December 31 (dollars in thousands):


                                  1997        1996        1995        1994        1993
                              --------    --------    --------    --------    --------
Commercial                    $213,167    $232,210    $200,986    $156,896    $177,054
Installment                     41,191      37,511      37,986      33,542      33,714
Real estate:
  Mortgage                     292,675     299,664     302,062     305,010     288,683
  Home equity                  127,587     124,805     120,802     120,373     115,910
  Construction                  72,415      73,432      81,787      72,990      47,442
  Held for sale                  4,491       1,043       1,523         449       4,543
VISA-credit card                16,235      17,951      19,034      21,342      22,601
Other                            4,549       7,229       5,407       7,048      11,479
                              --------    --------    --------    --------    --------
    Total loans                772,310     793,845     769,587     717,650     701,426
Less:
  Allowance for loan losses      9,772       9,603       8,900       8,445       7,125
                              --------    --------    --------    --------    --------
    Loans, net                $762,538    $784,242    $760,687    $709,205    $694,301
                              --------    --------    --------    --------    --------
                              --------    --------    --------    --------    --------

At December 31, 1997, the Company had $20.1 million outstanding in loans, leases and debt securities (the "Instruments") represented by or secured by leases originated by one customer of the Company. Collectibility of the Instruments is primarily dependent on the collection of the payments required to be made under the underlying leases. All Instruments were current as to principal and interest at December 31, 1997.

The following table sets forth the maturity and interest rate sensitivity of selected loan categories at December 31, 1997 (dollars in thousands):

                                      Remaining Maturity
                           ---------------------------------------------
                           One year     One to        Over
                           or less    five years   five years     Total
                           --------   ----------   ----------   --------
Real estate-construction    $72,415                              $72,415
Other Loans                 484,039     $182,184     $33,672     699,895
                           --------     --------     -------    --------
  Total                    $556,454     $182,184     $33,672    $772,310
                           --------     --------     -------    --------
                           --------     --------     -------    --------

Variable rate                            $72,217                 $72,217
Fixed rate                               109,967     $33,672     143,639
                                        --------     -------    --------
  Total                                 $182,184     $33,672    $215,856
                                        --------     -------    --------
                                        --------     -------    --------

Nonperforming Loans

The following table sets forth the aggregate amount of nonperforming loans and selected ratios at December 31 (dollars in thousands):

                                           1997       1996       1995       1994       1993
                                        -------     ------    -------    -------    -------
Nonaccrual loans                         $3,042     $2,283     $1,478       $279     $3,234
Restructured loans                                                                    3,234
Accruing loans past due over 90 days      4,829      3,813     11,405      4,448      3,958
                                        -------    -------    -------    -------    -------
   Total nonperforming loans              7,871      6,096     12,883      4,727     10,426
Other real estate                         2,450      2,757      8,317     10,458      9,954
                                        -------    -------    -------    -------    -------
   Total nonperforming assets           $10,321     $8,853    $21,200    $15,185    $20,380
                                        -------    -------    -------    -------    -------
                                        -------    -------    -------    -------    -------
Ratio of nonperforming loans to
  net loans                                1.0%       0.8%       1.7%       0.7%       1.5%
                                        -------    -------    -------    -------    -------
                                        -------    -------    -------    -------    -------
Ratio of nonperforming assets to
  total assets                             0.8%       0.7%       1.8%       1.5%       2.0%
                                        -------    -------    -------    -------    -------
                                        -------    -------    -------    -------    -------

The Company's policy is to discontinue accruing interest on a loan when it becomes 90 days past due or when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of principal or interest is doubtful. In some circumstances a loan that is more than 90 days past due can remain on accrual status if it can be established that payment will be received within another 90 days or if it is fully secured and in process of collection. When a loan has been placed on nonaccrual status, interest that has been earned but not collected is charged back to the appropriate interest income account. When payments are received on nonaccrual loans they are first applied to principal, then to expenses incurred for collection and finally to interest income. The gross amount of interest that would have been recorded if all nonaccruing loans had been accruing interest at their original terms was approximately $321 for the year ended December 31, 1997 and no interest on nonaccruing loans was recorded in operations for the year ended December 31, 1997.

The Company's impaired loans consisted of commercial and non-residential mortgage loans totaling $17,156 at December 31, 1997 and $17,755 at December 31, 1996. Of these impaired loans, $2,496 required a valuation allowance of $676 at December 31, 1997 compared to impaired loans of $1,422 with a valuation allowance of $182 at December 31, 1996. The average outstanding balance of impaired loans was approximately $15,718 and $17,389 for the years ended December 31, 1997 and 1996, respectively. The interest income recognized on impaired loans was approximately $1,783 and $1,706 for the years ended December 31, 1997 and 1996, respectively. The Company had no impaired real estate construction loans during 1997 or 1996.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers' ability to pay.

The Company reviews its commercial and real estate construction and non-residential mortgage loans on a quarterly basis to determine the amount of impairment, if any. Impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the loan's collateral, if repayment of the loan is collateral dependent. A valuation allowance is maintained for the amount of impairment. Generally, loans 90 or more days past due and all loans on a nonaccrual basis are considered impaired. Interest income on impaired loans is recognized in a manner consistent with the Company's interest policy. Based on such reviews, management at this time does not anticipate any increase in nonperforming assets that will have a significant affect on its operations because the estimated exposure to losses has already been substantially reflected in its allowance for loan losses. This could, however, change dramatically if a significant decline in the real estate market area served by the Company occurs.

The following table sets forth the activity in the allowance for loan losses for the years ended and at December 31 (dollars in thousands):

                                                      1997      1996      1995      1994      1993
                                                    ------    ------    ------    ------    ------
Allowance for loan losses at beginning of period    $9,603    $8,900    $8,445    $7,125    $8,024
Loans charged-off:
  Commercial                                           956       484       914       302     5,862
  Installment                                          213        87        47       162       245
  Real estate mortgages                                 58         4       311       463       318
  Home equity                                           31                  46         7        21
  VISA - credit card                                   452       495       404       356       531
  Other                                                 22        27         7         2        50
                                                    ------    ------    ------    ------    ------
    Total loans charged-off                          1,732     1,097     1,729     1,292     7,027
Loan recoveries:
  Commercial                                            48       112       100        66       274
  Installment                                           65        31        56        98       186
  Real estate mortgages                                  6         6         8         5         8
  Home equity                                                      1
  VISA - credit card                                   153       142       169       227       318
  Other                                                  6         3         1                   3
                                                    ------    ------    ------    ------    ------
    Total loan recoveries                              278       295       334       396       789
                                                    ------    ------    ------    ------    ------
    Net loans charged-off                            1,454       802     1,395       896     6,238
Provision for loan losses                            1,623     1,505     1,850     2,216     5,339
                                                    ------    ------    ------    ------    ------
Allowance for loan losses at end of period          $9,772    $9,603    $8,900    $8,445    $7,125
                                                    ------    ------    ------    ------    ------
                                                    ------    ------    ------    ------    ------
Allowance for loan losses to total loans             1.27%     1.21%     1.16%     1.18%     1.02%
                                                    ------    ------    ------    ------    ------
                                                    ------    ------    ------    ------    ------
Net chargeoffs to average total loans                 .19%      .10%      .19%      .13%      .96%
                                                    ------    ------    ------    ------    ------
                                                    ------    ------    ------    ------    ------

The entire allowance for loan losses is available to absorb losses in any particular category of loans, notwithstanding management's allocation of the allowance. The following table sets forth the allocation of allowance for loan losses and the percentage of loans in each category to total loans at December 31 (dollars in thousands):


                            1997             1996             1995             1994            1993
                       --------------   --------------   --------------   --------------   --------------
                       Amount    %      Amount    %      Amount    %      Amount    %      Amount    %
                       ------  ------   ------  ------   ------  ------   ------  ------   ------  ------
Commercial             $4,000   37.0%   $4,299   38.5%   $4,403   36.7%   $3,714   32.0%   $3,312   24.8%
Installment and other     331    5.9       392    5.6       385    5.6       331    5.7       369    6.5
Real estate             1,993   38.5     1,895   37.9     1,877   39.4       576   42.5     1,273   48.9
Home equity               638   16.5       312   15.7       302   15.7       301   16.8       290   16.6
VISA - credit card        440    2.1       493    2.3       523    2.6       664    3.0       626    3.2
Unallocated             2,370            2,212            1,410            2,859            1,255
                       ------  ------   ------  ------   ------  ------   ------  ------   ------  ------
  Total                $9,772  100.0%   $9,603  100.0%   $8,900  100.0%   $8,445  100.0%   $7,125  100.0%
                       ------  ------   ------  ------   ------  ------   ------  ------   ------  ------
                       ------  ------   ------  ------   ------  ------   ------  ------   ------  ------

Deposits

The following table sets forth by category average daily deposits and rates for the years ended December 31 (dollars in thousands):

                                        1997                   1996                    1995
                                 ------------------      ------------------      -----------------
                                   Average                Average                Average
                                   Balance     Rate       Balance      Rate      Balance     Rate
                                 ----------    ----      ---------     ----      ---------   ----
Demand and other noninterest-
   bearing                         $110,248               $103,448               $100,269
NOW accounts and savings
   deposits                         523,616    2.8%        524,669     2.9%       498,191    3.4%
Time deposits:
  Less than $100,000                421,156    5.9         334,177     5.7        308,039    5.6
  $100,000 and over                  87,996    5.8          63,079     5.8         49,427    5.8
                                 ----------    ----      ---------     ----      ---------   ----
    Total                        $1,143,016    3.9%     $1,025,373     3.7%      $955,926    3.9%
                                 ----------    ----      ---------     ----      ---------   ----
                                 ----------    ----      ---------     ----      ---------   ----

The following table sets forth by maturity time deposits $100 and over at December 31 (dollars in thousands):

                                          1997
                                       -------
Within 3 months                        $31,684
After 3 months but within 12 months     20,975
After 1 year but within 5 years         27,678
After 5 years                            3,746
                                       -------
  Total                                $84,083
                                       -------
                                       -------

Return on Equity and Assets and Other Financial Ratios

The following table sets forth selected financial ratios at and for the years ended December 31:

                                                          1997     1996      1995
                                                       ------    ------    ------
Return on average total assets                          1.71%     1.38%     1.27%
Return on average shareholders' equity                 17.48     13.93     13.03
Cash dividends paid to net income                      34.74     42.73     47.16
Average shareholders' equity to average total assets    9.78      9.90      9.71

ITEM 2.   PROPERTIES

The Company and the Bank occupy a total of approximately 225,000 square feet in 32 locations. The Company's principal offices are located in approximately 32,500 square feet of office space at 711 South Meyers Road, Lombard, Illinois. As indicated below, the Bank also operates the facility located at 711 South Meyers Road, Lombard, Illinois as a branch.

The following table sets forth certain information concerning the facilities of the Bank:


Location of Facilities          Approximate Square Feet    Status
------------------------------  -------------------------  ------------------
711 S. Meyers Rd.                       32,500            Owned
Lombard, IL

701 S. Meyers Rd.                       5,200             Owned
Lombard, IL

717 S. Meyers Rd.                       7,100             Owned
Lombard, IL

100 S. Main St.                          650              Owned
Lombard, IL

Mr. Z's                                  100              Lease expires 2003
401 S. Main St.
Lombard, IL

707 N. Main St.                         4,100             Owned
Lombard, IL

29 E. St. Charles Rd.                   3,200             Lease expires 2000
Villa Park, IL

17 W. 754 22nd St.                      6,100             Owned
Oakbrook, IL

Lexington Square                         100              Lease expires 1998
400 W. Butterfield Rd.
Elmhurst, IL

2200 Feldot Ln.                         4,430             Owned
Naperville, IL

879 Geneva Rd.                          3,550             Lease expires 2003
Carol Stream, IL

6400 S. Cass Ave.                       3,090             Lease expires 2000
Westmont, IL

221 S. West St.                          800              Owned
Wheaton, IL

1104 W. Boughton Rd.                    4,500             Owned
Bolingbrook, IL

295 W. Loop Rd.                         4,500             Owned
Wheaton, IL



Location of Facilities          Approximate Square Feet    Status
------------------------------  -------------------------  ------------------
2800 S. Finley Rd.                      10,700            Owned
Downers Grove, IL

Route 59 and Meadow Ave.                3,675             Owned
Warrenville, IL

Beacon Hill                              100              Month to Month
2400 S. Finley Rd.
Lombard, IL

Lexington Square                         100              Lease expires 1998
555 Foxworth Blvd.
Lombard, IL

1122 S. Main St.                        6,400             Owned
Lombard, IL

8001 S. Cass Ave.                       17,800            Owned
Darien, IL

1005 75th St.                            800              Owned
Darien, IL

672 E. Boughton Rd.                     7,100             Owned
Bolingbrook, IL

355 W. Army Trail Rd.                   10,700            Owned
Bloomingdale, IL

401 N. Gary Ave.                        6,400             Owned
Carol Stream, IL

1380 Army Trail Rd.                     2,300             Lease expires 2000
Carol Stream, IL

1657 Bloomingdale Rd.                   4,100             Owned
Glendale Heights, IL

1061 W. Stearns Rd.                     3,400             Owned
Bartlett, IL

315 S. Randall Rd.                      1,400             Owned
St. Charles, IL

101 N. Lake St.                         19,000            Owned
Aurora, IL

2000 W. Galena Blvd.                    48,000            Owned
Aurora, IL

1830 Douglas St.                        2,500             Owned
Montgomery, IL


ITEM 3.   LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or the Bank is a party other than ordinary routine litigation incidental to their respective businesses.

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

The Company's per share book value as of the end of each quarter and dividend information for each quarter is set forth in the following table:

                                         CLASS A AND CLASS B
                                   ---------------------------------
          YEAR      QUARTER        BOOK VALUE     DIVIDENDS DECLARED
          ----      -------        ----------     ------------------
          1997       4th             $306.02            $5.00
                     3rd              299.48             4.50
                     2nd              290.87             4.50
                     1st              282.10             4.50

          1996       4th             $273.62            $4.00
                     3rd              266.00             4.00
                     2nd              265.31             4.00
                     1st              258.36             4.00


The Company's common stock is not traded on any national or regional exchange. While there is no established trading market for the Company's common stock, the Company is aware that from time to time limited or infrequent quotations are made with respect to the Company's common stock and that there occurs limited trading in the Company's common stock resulting from private transactions not involving brokers or dealers. Transactions in the Company's common stock have been infrequent. As of March 15, 1998, the Company had 347,015 shares of Class A Common Stock outstanding held by approximately 894 shareholders of record, and had 85,480 shares of Class B Common Stock outstanding held by approximately 208 shareholders of record. Management is aware of approximately 22 transactions during 1997 involving the sale of approximately 1,418 shares of Class A Common Stock and approximately 3 transactions during 1997 involving the sale of approximately 101 shares of Class B Common Stock. The average sale price in such transactions was approximately $338.55.

ITEM 6.   SELECTED FINANCIAL DATA

The Company hereby incorporates by reference the information called for by
Item 6 of this Form 10-K from the section entitled "Selected Financial Data" of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997 (attached as Exhibit 13.1 hereto).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company hereby incorporates by reference the information called for by
Item 7 of this Form 10-K from the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997 (attached as Exhibit 13.1 hereto).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company hereby incorporates by reference the information called for by
Item 7A of this Form 10-K from the Interest Rate Senstitivty section included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997 (attached as Exhibit 13.1 hereto).

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company hereby incorporates by reference the information called for by
Item 8 of this Form 10-K from the Consolidated Financial Statements and from the section entitled "Selected Quarterly Financial Data" as set forth in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997 (attached as Exhibit 13.1 hereto).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

None.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company hereby incorporates by reference the information called for by
Item 10 of this Form 10-K regarding directors of the Company from the section entitled "Election of Directors" of the Company's 1998 Proxy Statement.

Section 16(a) of the 1934 Act requires that the Company's executive officers and directors and persons who own more than 10% of their Company's Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the exchange on which the Company's shares of common stock are traded. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms furnished to the Company and, if appropriate, representations made to the Company by any such reporting person concerning whether a Form 5 was required to be filed for the 1997 fiscal year, the Company is not aware that any of its directors and executive officers or 10% shareholders failed to comply with the filing requirements of
Section 16(a) during the period commencing January 1, 1997 through December 31, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

The Company hereby incorporates by reference the information called for by
Item 11 of this Form 10-K from the section entitled "Executive Compensation" of the Company's 1998 Proxy Statement; provided, however, Report of the Board of Directors on Executive Compensation is specifically not incorporated into this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company hereby incorporates by reference the information called for by
Item 12 of this Form 10-K from the section entitled "Security Ownership of Certain Beneficial Owners" of the Company's 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company hereby incorporates by reference the information called for by
Item 13 of this Form 10-K from the section entitled "Transactions with Directors, Officers and Associates" of the Company's 1998 Proxy Statement.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

ITEM (a)1 AND 2. FINANCIAL STATEMENTS

                    WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                          LIST OF FINANCIAL STATEMENTS AND
                           FINANCIAL STATEMENT SCHEDULES

The following audited Consolidated Financial Statements of the Company and its subsidiaries and related notes and independent auditors' report are incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997 (attached as Exhibit 13.1 hereto).

                                                                   ANNUAL REPORT
                                                                        PAGE NO.
                                                                    ------------
          Report of Independent Auditors                                       6

          Consolidated Balance Sheets - December 31, 1997 and 1996             7

          Consolidated Statements of Income - Years Ended
          December 31, 1997, 1996 and 1995                                     8

          Consolidated Statements of Changes in Shareholders'
          Equity - Years Ended December 31, 1997, 1996 and 1995                9

          Consolidated Statements of Cash Flows - Years Ended
          December 31, 1997, 1996 and 1995                                    10

          Notes to Consolidated Financial Statements                          12


The following Condensed Financial Information-Parent Only is incorporated by reference from Note 15 to the Company's audited Consolidated Financial Statements as set forth in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997 (attached as Exhibit 13.1).

                                                                   ANNUAL REPORT
                                                                        PAGE NO.
                                                                    ------------
          Condensed Balance Sheets - December 31, 1997 and 1996               22

          Condensed Statements of Income - Years Ended
          December 31, 1997, 1996 and 1995                                    23

          Condensed Statements of Cash Flows - Years Ended
          December 31, 1997, 1996 and 1995                                    23


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

                   WEST SUBURBAN BANCORP, INC.
                   (Registrant)

                   By  /S/ DUANE G. DEBS
                       ----------------------------------------
                          Duane G. Debs
                          President and Chief Financial Officer


Date: March 28, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of March, 1998.


   SIGNATURE                                              TITLE
---------------------                          --------------------------------
/s/ KEVIN J. ACKER           3/28/98           Chairman of the
---------------------      ---------           Board and Director
   Kevin J. Acker               Date


/s/ DUANE G. DEBS            3/28/98           President, Chief Financial
---------------------      ---------           Officer, Chief Accounting Officer
    Duane G. Debs               Date           and Director


/s/ DAVID BELL              3/28/98
---------------------      ---------           Director
     David Bell                 Date


/s/ PEGGY P. LOCICERO       3/28/98
---------------------      ---------           Director
  Peggy P. LoCicero            Date


/s/ CHARLES P. HOWARD        3/28/98
---------------------      ---------           Director
  Charles P. Howard             Date



         The foregoing includes all of the Board of Directors of the Company.

                                  INDEX TO EXHIBITS

EXHIBIT                                                                     SEQUENTIAL
NUMBER                       DESCRIPTION                                     PAGE NO.
-------   -----------------------------------------------------------       ----------
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

4.3       Articles of Incorporation of the Company                              N/A
          (see Exhibits 3.1, 3.2, 3.3 and 3.4 above)

4.4       By-Laws of the Company (see Exhibit 3.4 above)                        N/A


                                  INDEX TO EXHIBITS
                                     (continued)

EXHIBIT                                                                      SEQUENTIAL
NUMBER                       DESCRIPTION                                      PAGE NO.
-------   -----------------------------------------------------------        ----------
10.1      Employment Agreement dated May 1, 1997                                N/A
          between the Company and Mr. Kevin J. Acker -
          Incorporated by reference from Exhibit 10.1 of
          Form 10-Q of the Company dated August 14,
          1997, Commission File No. 0-17609

10.2      Employment Agreement dated May 1, 1997                                N/A
          between the Company and Mr. Keith Acker -
          Incorporated by reference from Exhibit 10.2 of
          Form 10-Q of the Company dated August 14,
          1997, Commission File No. 0-17609

10.3      Employment Agreement dated May 1, 1997                                N/A
          between the Company and Mr. Duane G. Debs -
          Incorporated by reference from Exhibit 10.3 of
          Form 10-Q of the Company dated August 14,
          1997, Commission File No. 0-17609

10.4      Employment Agreement dated May 1, 1997                                N/A
          between the Company and Mr. Michael P.
          Brosnahan - Incorporated by reference from Exhibit
          10.4 of Form 10-Q of the Company dated August 14,
          1997, Commission File No. 0-17609

10.5      Form of Amended Deferred Compensation Agreement                       N/A
          between the Company and Messrs. Kevin J. Acker,
          Keith W. Acker, Duane G. Debs and Michael P.
          Brosnahan - Incorporated by reference from Exhibit
          10.5 of Form 10-Q of the Company dated August 14,
          1997, Commission File No. 0-17609

13.1      Annual Report to Shareholders of the                                   30
          Company for fiscal year ended December 31, 1997

21.1      Subsidiaries of Registrant                                             69

27        Financial Data Schedule                                                70
