Form 10-Q
period 1998-03-31
WEST SUBURBAN BANCORP INC
filed 1998-05-14
CIK 805080

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period ended March 31, 1998

                                        OR

         / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For transition period from __________ to __________

                         Commission File Number 0 -17609

                           WEST SUBURBAN BANCORP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            ILLINOIS                               36-3452469
---------------------------------    ---------------------------------------
(State or other jurisdiction         (I.R.S. Employer Identification Number)
of incorporation or organization)

  711 SOUTH MEYERS ROAD, LOMBARD, ILLINOIS                      60148
-------------------------------------------------          ---------------
    (Address of principal executive offices)                  (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (630) 629-4200
                                                     --------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                   ---   ---
         Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

1,000,000 shares of Common Stock, Class A, no par value, were authorized and 347,015 shares were issued and outstanding as of March 31, 1998.

1,000,000 shares of Common Stock, Class B, no par value, were authorized and 85,480 shares were issued and outstanding as of March 31, 1998.

                           WEST SUBURBAN BANCORP, INC.

                           Form 10-Q Quarterly Report

                                Table of Contents


                                     PART I
                                                                     Page Number

Item 1.  Financial Statements ............................................   3
Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations ......................................   9
Item 3.  Quantitative and Qualitative Disclosures About Market Risk ......  15


                                    PART II

Item 1.  Legal Proceedings ...............................................  16
Item 2.  Changes in Securities ...........................................  16
Item 3.  Defaults Upon Senior Securities .................................  16
Item 4.  Submission of Matters to a Vote of Security Holders .............  16
Item 5.  Other Information ...............................................  16
Item 6.  Exhibits and Reports on Form 8-K ................................  16


Form 10-Q Signature Page .................................................  17




THIS REPORT INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. WEST SUBURBAN BANCORP, INC. ("WEST SUBURBAN") INTENDS SUCH FORWARD-LOOKING STATEMENTS TO BE COVERED BY THE SAFE HARBOR PROVISIONS FOR FORWARD-LOOKING STATEMENTS CONTAINED IN THE PRIVATE SECURITIES REFORM ACT OF 1995, AS AMENDED, AND IS INCLUDING THIS STATEMENT FOR PURPOSES OF INDICATING SUCH INTENT. FORWARD-LOOKING STATEMENTS WHICH ARE BASED ON CERTAIN ASSUMPTIONS AND DESCRIBE FUTURE PLANS, STRATEGIES AND EXPECTATIONS OF THE COMPANY, ARE GENERALLY IDENTIFIABLE BY USE OF THE WORDS "BELIEVE," "EXPECT," "INTEND," "ANTICIPATE," "ESTIMATE," "PROJECT" OR SIMILAR EXPRESSIONS. THE COMPANY'S ABILITY TO PREDICT RESULTS OR THE ACTUAL EFFECT OF FUTURE PLANS OR STRATEGIES IS INHERENTLY UNCERTAIN. FACTORS WHICH COULD HAVE A MATERIAL ADVERSE AFFECT ON THE OPERATIONS AND FUTURE PROSPECTS OF WEST SUBURBAN AND WEST SUBURBAN BANK (THE "BANK" AND TOGETHER WITH WEST SUBURBAN, THE "COMPANY") INCLUDE, BUT ARE NOT LIMITED TO, CHANGES IN INTEREST RATES, GENERAL ECONOMIC CONDITIONS, LEGISLATIVE/REGULATORY CHANGES, MONETARY AND FISCAL POLICIES OF THE U.S. GOVERNMENT, INCLUDING POLICIES OF THE U.S. TREASURY AND THE FEDERAL RESERVE BOARD, THE QUALITY OR COMPOSITION OF THE LOAN OR INVESTMENT PORTFOLIOS, DEMAND FOR LOAN PRODUCTS, DEPOSIT FLOWS, COMPETITION, DEMAND FOR FINANCIAL SERVICES IN THE COMPANY'S MARKET AREA AND ACCOUNTING PRINCIPLES, POLICIES AND GUIDELINES. THESE RISKS AND UNCERTAINTIES SHOULD BE CONSIDERED IN EVALUATING FORWARD-LOOKING STATEMENTS AND UNDUE RELIANCE SHOULD NOT BE PLACED ON SUCH STATEMENTS. FURTHER INFORMATION CONCERNING THE COMPANY AND ITS BUSINESS, INCLUDING ADDITIONAL FACTORS THAT COULD MATERIALLY AFFECT THE COMPANY'S FINANCIAL RESULTS, IS INCLUDED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS

                   WEST SUBURBAN BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                             MARCH 31,         December 31,
                                                                               1998                1997
                                                                         ----------------    ---------------
ASSETS
Cash and due from banks                                                         $34,959             $38,251
Interest-earning deposits in financial institutions                                 408                 343
Federal funds sold                                                               95,750              21,740
                                                                         ---------------     ---------------
   Total cash and cash equivalents                                              131,117              60,334
Investment securities:
   Available for sale (amortized cost of $209,528 in
      1998; $218,892 in 1997)                                                   209,430             218,587
   Held to maturity (fair value of $126,926 in
      1998; $199,905 in 1997)                                                   126,204             199,292
Loans, less allowance for loan losses of $9,511 in 1998;
      $9,772 in 1997                                                            755,761             762,538
Premises and equipment, net                                                      31,553              31,142
Other real estate                                                                 3,650               2,450
Accrued interest and other assets                                                18,947              19,348
                                                                         ---------------     ---------------
      TOTAL ASSETS                                                           $1,276,662          $1,293,691
                                                                         ---------------     ---------------
                                                                         ---------------     ---------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                                                         $100,051            $124,220
   Interest-bearing                                                           1,025,330           1,020,729
                                                                         ---------------     ---------------
      Total deposits                                                          1,125,381           1,144,949
Accrued interest and other liabilities                                           16,465              16,389
                                                                         ---------------     ---------------
        TOTAL LIABILITIES                                                     1,141,846           1,161,338
                                                                         ---------------     ---------------

Shareholders' equity:
   Common Stock, Class A, no par value; 1,000,000 shares
      authorized; 347,015 shares issued and outstanding                           2,774               2,774
   Common Stock, Class B, no par value; 1,000,000 shares
      authorized; 85,480 shares issued and outstanding                              683                 683
   Surplus                                                                       38,066              38,066
   Retained earnings                                                             93,352              91,014
   Accumulated other comprehensive income:
      Unrealized loss on securities available for sale, net of taxes                (59)               (184)
                                                                         ---------------     ---------------
        TOTAL SHAREHOLDERS' EQUITY                                              134,816             132,353
                                                                         ---------------     ---------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $1,276,662          $1,293,691
                                                                         ---------------     ---------------
                                                                         ---------------     ---------------

The accompanying notes are an integral part of the consolidated financial
statements.                                                                  3

                   WEST SUBURBAN BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

                                                                                1998                  1997
                                                                          ----------------     -----------------
INTEREST INCOME
   Loans, including fees                                                         $16,490               $17,129
                                                                          ---------------       ---------------
   Investment securities:
      Taxable                                                                      5,468                 4,702
      Nontaxable                                                                     491                   538
                                                                          ---------------       ---------------
         Total investment securities                                               5,959                 5,240
   Deposits in financial institutions                                                  4                     3
   Federal funds sold                                                                675                   379
                                                                          ---------------       ---------------
         Total interest income                                                    23,128                22,751
                                                                          ---------------       ---------------
INTEREST EXPENSE
   Deposits                                                                       10,618                10,095
   Other                                                                              41                   196
                                                                          ---------------       ---------------
         Total interest expense                                                   10,659                10,291
                                                                          ---------------       ---------------
         Net interest income                                                      12,469                12,460
PROVISION FOR LOAN LOSSES                                                            250                   295
                                                                          ---------------       ---------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                               12,219                12,165
                                                                          ---------------       ---------------
OTHER OPERATING INCOME
   Service fees                                                                      762                   848
   Net realized gain on sales of securities available for sale                        49                     1
   Trust fees                                                                        107                   105
   Net gain on sale of loans originated for sale                                     190                    60
   Loan servicing                                                                    113                   204
   Net gain on sale of other real estate                                              10                 1,476
   Litigation settlement                                                                                 2,344
   Other                                                                           1,184                   700
                                                                          ---------------       ---------------
         Total other operating income                                              2,415                 5,738
                                                                          ---------------       ---------------
OTHER OPERATING EXPENSE
   Salaries and employee benefits                                                  3,874                 4,536
   Occupancy                                                                         801                   717
   Furniture and equipment                                                           878                   731
   FDIC insurance premiums                                                            71                    84
   Professional fees                                                                 241                   254
   Data processing                                                                   290                   185
   Other real estate                                                                  48                    44
   Other                                                                           1,524                 1,244
                                                                          ---------------       ---------------
         Total other operating expense                                             7,727                 7,795
                                                                          ---------------       ---------------
INCOME BEFORE INCOME TAXES                                                         6,907                10,108
INCOME TAXES                                                                       2,381                 3,543
                                                                          ---------------       ---------------
NET INCOME                                                                         4,526                 6,565
Other comprehensive income, net of tax:
    Unrealized holding gains (losses) on securities available for sale arising during the period (net of taxes of $83 in 1998 and
      ($625) in 1997)                                                                125                  (948)
                                                                          ---------------       ---------------
         Total other comprehensive income                                            125                  (948)
                                                                          ---------------       ---------------
COMPREHENSIVE INCOME                                                              $4,651                $5,617
                                                                          ---------------       ---------------
                                                                          ---------------       ---------------

EARNINGS PER SHARE-BASIC                                                          $10.47                $15.18
                                                                          ---------------       ---------------
                                                                          ---------------       ---------------
Cash Dividends Declared Per Share                                                  $5.00                 $4.50
                                                                          ---------------       ---------------
                                                                          ---------------       ---------------

The accompanying notes are an integral part of the consolidated financial
statements.                                                                  4

                    WEST SUBURBAN BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                              (Dollars in thousands)
                                   (UNAUDITED)

                                                                                  1998                   1997
                                                                            -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                    $4,526                 $6,565
                                                                            ------------           ------------

   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                              845                    780
         Provision for loan losses                                                  250                    295
         Provision for deferred income taxes                                          9                  2,022
         Net premium amortization and discount accretion of investment
           securities                                                               237                    128
         Net realized gain on sales of investment securities available
           for sale                                                                 (49)                    (1)
         Net gain on sale of loans held for sale                                   (190)                   (60)
         Proceeds from sale of loans held for sale                                9,346                    633
         Origination of loans held for sale                                      (5,921)                (1,339)
         Loss (gain) on sale of premises and equipment                               57                     (5)
         Gain on sale of other real estate                                          (10)                (1,476)
         Decrease (increase) in accrued interest and other assets                   309                 (1,625)
         Increase in accrued interest and other liabilities                          77                    707
                                                                            ------------           ------------
              Total adjustments                                                   4,960                     59
                                                                            ------------           ------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                     9,486                  6,624
                                                                            ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment securities available for sale:
     Proceeds from sales                                                          3,040
     Proceeds from maturities                                                    16,349                  5,002
     Purchases                                                                  (10,232)                (5,677)
  Investment securities held to maturity:
     Proceeds from maturities                                                    84,111                  2,221
     Purchases                                                                  (11,005)                (1,999)
  Purchase of minority interest in subsidiaries                                     (26)
  Net decrease (increase) in loans                                                1,839                 (3,925)
  Purchases of premises and equipment                                            (1,313)                (1,452)
  Proceeds from sale of premises and equipment                                                               5
  Proceeds from sale of other real estate                                           264                  1,476
                                                                            ------------           ------------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       $83,027                ($4,349)
                                                                            ------------           ------------


                   WEST SUBURBAN BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (CONTINUED)
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                                  1998                  1997
                                                                            -----------------      ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net (decrease) increase in total deposits                                   ($19,568)                $26,867
   Decrease in FHLB advances                                                                             (1,350)
   Cash dividends paid                                                           (2,162)                 (1,730)
                                                                             ------------            ------------
     NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                        (21,730)                 23,787
                                                                             ------------            ------------

   NET INCREASE IN CASH AND CASH EQUIVALENTS                                     70,783                  26,062
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              60,334                  68,650
                                                                             ------------            ------------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $131,117                 $94,712
                                                                             ------------            ------------
                                                                             ------------            ------------

   Supplemental cash flow information:
      Cash paid during the period for:
        Interest on deposits and other borrowings                               $12,620                 $10,155
      Transfers from loans to other real estate                                  $1,453                    $106


The accompanying notes are an integral part of the consolidated financial
statements.                                                                  6

                       WEST SUBURBAN BANCORP, INC. AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of West Suburban Bancorp, Inc. ("West Suburban") and West Suburban Bank (the "Bank" and collectively with West Suburban, the "Company"). Significant intercompany accounts and transactions have been eliminated. The unaudited interim consolidated financial statements are prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual financial statements have been omitted. The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the latest Annual Report on Form 10-K filed by the Company. The consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. Certain amounts reported in prior periods have been reclassified to conform to the 1998 presentation.

NOTE 2 - SECURITIES

Debt and marketable equity securities are classified into two categories, "held to maturity" and "available for sale." Held to maturity securities include those debt securities where the Company has both the ability and positive intent to hold them to maturity. Securities not meeting these criteria are classified as available for sale. Held to maturity securities are carried at amortized historical cost while available for sale securities are carried at fair value with net unrealized gains and losses (net of tax) reported as a separate component of shareholders' equity. Gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. The Company does not engage in trading activities. The Company has not utilized futures, forwards, swaps or option contracts in order to manage its interest rate risk or otherwise.

During the first three months of 1998, the Company's unrealized loss on securities available for sale improved $.1 million to a loss of $.1 million at March 31, 1998 from a $.2 million loss at December 31, 1997, net of taxes.

NOTE 3 - OUTSTANDING LINES OF CREDIT AVAILABLE - (Dollars in thousands)

                                         ---------------------    ---------------------
                                               MARCH 31, 1998      December 31, 1997
                                         ---------------------    ---------------------
  Home equity lines                             $139,251                  $145,367
  Commercial credit lines                        120,007                    96,219
  Letters of Credit                               33,170                    19,912
  Visa credit lines                               48,699                    46,106
                                             ------------              ------------
     Total commitments                          $341,127                  $307,604
                                             ------------              ------------
                                             ------------              ------------

The Company had $9.8 million and $4.9 million of commitments to originate residential mortgage loans as of March 31, 1998 and December 31, 1997, respectively.

NOTE 4 - NEW ACCOUNTING STANDARDS

In December 1996, the Financial Accounting Standards Board, ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 127, "Deferral of the Effective Date of Certain Provisions of SFAS 125," which deferred the effective date of certain of the provisions of SFAS 125 for one year. The adoption of these provisions did not have a material impact on the Company's financial condition or results of operations.

In June 1997, FASB issued SFAS 130, "Reporting Comprehensive Income," which requires businesses to disclose comprehensive income and its components in their general-purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997, with reclassification of comparative financial statements and is applicable to interim periods. The Company adopted SFAS 130 effective for the quarter ended March 31, 1998, with appropriate reclassifications made to the prior period financial statements to conform to the new presentation.

In June 1997, FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which will be effective for the Company beginning January 1, 1998. SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has not yet completed its analysis of which operating segments the Company will be required to report separately.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BALANCE SHEET ANALYSIS

ASSET DISTRIBUTION. Total consolidated assets at March 31, 1998 decreased approximately $17.0 million (1.3%) to $1,276.7 million at March 31, 1998 from $1,293.7 million at December 31, 1997. Total cash and cash equivalents increased $70.8 million (117.3%) to $131.1 million at March 31, 1998 from $60.3 million at December 31, 1997. Cash and due from banks decreased $3.3 million to $35.0 million at March 31, 1998 from $38.3 million at December 31, 1997. Aggregate holdings in federal funds sold increased $74.0 million (340.4%) to $95.8 million at March 31, 1998 from $21.8 million at December 31, 1997. During the first quarter of 1998, the Company chose to invest in short-term federal funds as opposed to investing in longer-term debt securities. Aggregate holdings in investment securities decreased $82.2 million (19.7%) to $335.7 million at March 31, 1998 from $417.9 million at December 31, 1997. The Company's objectives in managing the securities portfolio are driven by the dynamics of its entire balance sheet which includes managing the portfolio to maximize yield over an entire interest rate cycle while providing liquidity and minimizing market risk.

Total loans decreased $7.0 million (.9%) to $765.3 million at March 31, 1998 from $772.3 million at December 31, 1997. The Company operates in a highly competitive environment for consumer and commercial credit. Management has begun to take steps that are intended to increase the Company's loan portfolio. These steps will include retaining additional commercial lenders and exploring the expansion of its consumer lending to include indirect automobile loans. As in the past, the Company will continue to investigate new products and opportunities to enhance its loan portfolio. The Company will attempt to remain competitive in its market by offering competitive rates and loan products while not compromising its credit evaluation standards to attract new business.

Over the next 12 to 15 months, the Company intends to add four facilities to its branch network. The new locations will be in the Aurora/Naperville area, the Romeoville area, the Bartlett/Hanover Park area and the St. Charles/West Chicago area. These facilities will allow the Company to serve new markets and enhance the Company's position as it continues to expand in the western suburbs of Chicago.

ALLOWANCE FOR LOAN LOSSES AND ASSET QUALITY. The Company maintains an allowance for loan losses to absorb possible losses in the loan portfolio. The allowance for loan losses is established after a determination of the potential credit risk of the loans held by the Company. Management evaluates the adequacy of the allowance based on past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral, and current and prospective economic conditions. The allowance for loan losses decreased $.3 million to $9.5 million at March 31, 1998 from $9.8 million at December 31, 1997. The ratio of the allowance for loan losses to total loans outstanding decreased at March 31, 1998 to 1.24% compared to 1.27% at December 31, 1997. Nonperforming loans decreased $.8 million (9.7%) to $7.1 million at March 31, 1998 from $7.9 million at December 31, 1997. This decrease was primarily due to the transfer of a $1.2 million real estate loan to other real estate owned. Management is presently attempting to sell the property that serves as collateral for this loan. As of March 31, 1998 and December 31, 1997, total nonperforming loans to net loans were .9% and 1.0%, respectively. The allowance for loan losses was approximately 134% and 124% of the level of nonperforming loans at March 31, 1998 and December 31, 1997, respectively.

The following table presents an analysis of the Company's nonperforming loans for the periods stated (dollars in thousands):


                                               MARCH 31, 1998           December 31, 1997       Dollar Change
                                            ----------------------     --------------------     --------------
  Nonaccrual loans                                   $1,940                   $3,042               ($1,102)
  Accruing loans 90 days past due                     5,170                    4,829                   341
                                                  ----------                ---------            -----------
    Total nonperforming loans                        $7,110                   $7,871                 ($761)
                                                  ----------                ---------            -----------
                                                  ----------                ---------            -----------
  Nonperforming loans as a percent
    of net loans                                        0.9%                     1.0%
  Other real estate                                  $3,650                   $2,450                $1,200
                                                  ----------                ---------            -----------
                                                  ----------                ---------            -----------

The following table presents an analysis of the Company's provision for loan losses for the periods stated (dollars in thousands):

                                             1998                      1997
                                           ----------   -------------------------------------------------
                                           1st Qtr.     4th Qtr.     3rd Qtr.      2nd Qtr.     1st Qtr.
                                           ----------   -------------------------------------------------
  Provision-quarter                            $250         $776         $276         $276          $295
  Provision-year to date                        250        1,623          847          571           295
  Net chargeoffs-quarter                        511          984          270          169            31
  Net chargeoffs-year to date                   511        1,454          470          200            31
  Allowance at period end                     9,511        9,772        9,980        9,974         9,867
  Allowance to period end total loans          1.24%        1.27%        1.26%        1.26%         1.24%


LIABILITY DISTRIBUTION. Total liabilities decreased $19.5 million (1.7%) to $1,141.8 million at March 31, 1998 from $1,161.3 million at December 31, 1997. This decrease was primarily due to runoff in certificate of deposit balances. The Company believes that the present declining interest rate environment makes the cost of offering special rates to attract deposits outweigh any perceived benefits. Additionally, the Company believes that the current interest rate environment makes certificates of deposit less attractive when compared to other investment alternatives including investments in mutual funds and individual stocks. During the second quarter of 1998, the Company intends to offer a money market checking account as an alternative to savings accounts or certificates of deposit. Management's goal is to promote its deposit products when feasible while preserving the Company's net interest margin.

Balances in the Company's major categories of deposits are summarized in the following table (dollars in thousands):

                                           March 31, 1998       December 31, 1997      Dollar change    Percent
                                        --------------------   --------------------   --------------   ---------
  Demand and other noninterest-bearing        $100,051               $124,220             ($24,169)      (19.5)%
  NOW accounts                                  53,115                 48,915                4,200         8.6
  Money market savings                         502,627                465,966               36,661         7.9
  Time, $100,000 and over                       83,293                 84,083                 (790)        (.9)
  Time, other                                  386,295                421,765              (35,470)        8.4
                                           ------------           ------------          -----------    ---------
     Total                                  $1,125,381             $1,144,949             ($19,568)       (1.7)%
                                           ------------           ------------          -----------    ---------
                                           ------------           ------------          -----------    ---------

The Company attempts to remain well positioned in its market by offering competitive rates on its savings and certificate of deposit products. Although the Company promotes its savings products when appropriate, management does not intend to compromise its net interest margin to attract deposits.

SHAREHOLDERS' EQUITY. Shareholders' equity increased $2.4 million (1.9%) to $134.8 million at March 31, 1998 from $132.4 million at December 31, 1997. This increase was primarily the result of net retention (after the payment of dividends) of $2.4 million of its first quarter 1998 income.

CAPITAL RESOURCES

The Company's capital ratios as well as those of the Bank as of March 31, 1998 are presented below. All capital ratios are in excess of the regulatory capital requirements which call for a minimum total risk-based capital ratio of 8% for the Company and the Bank (at least one-half of the minimum total risk-based capital must consist of tier 1 capital), a minimum leverage ratio (3% for the most highly rated banks that do not expect significant growth; all other institutions are required to maintain a minimum leverage capital ratio of 4% to 5% depending on their particular circumstances and risk profiles) for the Company and the Bank. Bank holding companies and their subsidiaries are generally expected to operate at or above the minimum capital requirements and the ratios shown below are in excess of regulatory minimums and should allow the Company and the Bank to operate without capital adequacy concerns.

The following table sets forth selected regulatory capital ratios of the Company and the Bank at March 31, 1998:

                                         Tier 1            Total
                                        Risk-Based        Risk-Based       Leverage
                                         Capital           Capital         Capital
                                        ----------       ------------    ------------
  West Suburban Bancorp, Inc.             12.78%            13.69%          10.54%
  West Suburban Bank                      10.85%            11.77%           8.90%



The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") provided the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. Management has been advised that as of March 31, 1998 and December 31, 1997, the Bank qualified as a "well-capitalized" institution.

LIQUIDITY

Liquidity is managed to ensure there is sufficient cash flow to satisfy demand for credit, deposit withdrawals and attractive investment opportunities. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity and maturity schedules of earning assets and supporting liabilities.

Generally, the Company uses cash and cash equivalents to meet its liquidity needs. Additional liquidity is provided by maintaining assets which mature within a short time-frame or which may be quickly converted to cash without significant costs. These assets include interest-bearing deposits in financial institutions, federal funds sold and investment securities available for sale. As of March 31, 1998 and December 31, 1997, liquid assets represented 26.7% and 21.6% of total assets, respectively. A more detailed discussion concerning these assets is presented in the Asset Distribution Section of this report.

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

Listed below are the balances in the major categories of the rate sensitive assets and liabilities that are subject to repricing as of March 31, 1998 (dollars in thousands):

                                             Three        Over three       Over one
                                             months        months to       year to         Over
                                            or less      twelve months    five years    five years        Total
                                          -------------  --------------  -------------  ------------  -------------
  Rate sensitive assets:
    Interest-bearing deposits in
       financial institutions                     $408                                                         $408
    Federal funds sold                          95,750                                                       95,750
    Investment securities                       17,930         $39,196       $256,461       $22,047         335,634
    Loans                                      304,672         232,772        185,880        40,008         763,332
                                          -------------  --------------  -------------  ------------  --------------
      Total interest-earning assets           $418,760        $271,968       $442,341       $62,055      $1,195,124
                                          -------------  --------------  -------------  ------------  --------------
                                          -------------  --------------  -------------  ------------  --------------

  Rate sensitive liabilities:
    Money market savings                      $502,627                                                     $502,627
    NOW accounts                                53,115                                                       53,115
    Time deposits:
      Less than $100,000                        92,128        $138,643       $130,123       $25,401         386,295
      $100,000 and over                         36,732          15,957         26,745         3,859          83,293
                                          -------------  --------------  -------------  ------------  --------------
      Total interest-bearing liabilities      $684,602        $154,600       $156,868       $29,260      $1,025,330
                                          -------------  --------------  -------------  ------------  --------------
                                          -------------  --------------  -------------  ------------  --------------

  Interest sensitivity gap                   ($265,842)       $117,368       $285,473       $32,795
  Cumulative interest sensitivity gap        ($265,842)      ($148,474)      $136,999      $169,794        $169,794
  Cumulative interest-earning assets as
    a percentage of cumulative
    interest-bearing liabilities                  61.2%           82.3%         113.8%        116.6%
  Cumulative interest sensitivity gap
    as a percentage of total assets              (20.8)%         (11.6)%         10.7%         13.3%



The above table does not necessarily indicate the future impact of general interest rate movements on the Company's net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times and at different rate levels. Assets and liabilities are reported in the earliest time frame in which maturity or repricing may occur. The consolidated interest rate sensitivity position of the Company within the one year window at March 31, 1998 reflects cumulative net interest-earning assets compared to cumulative net interest-bearing liabilities of 82.3% and cumulative net interest-earning assets that reprice or mature within one year compared to total assets of negative 11.6%.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

NET INCOME. The Company's net income for the three months ended March 31, 1998 and 1997 was approximately $4.5 million and $6.6 million, respectively. This represents a decrease of $2.1 million (31.1%) for the 1998 period when compared to the same period in 1997. This was primarily due to the decrease in other operating income in 1998 when compared to the same period in 1997. During the first quarter of 1997, the Company recorded $2.3 million of income related to a settlement of a claim arising from an investment that it made during the late 1980's. During this same period, the Company also sold its interest in a property held as other real estate for $1.5 million. As this property had been written off, this amount was reflected as a gain on sale of other real estate. Net interest income and the provision for loan loss remained level. These decreases to income were partially offset by decreases to income tax expense of $1.2 million and to salaries and employee benefits of $.7 million.

INTEREST INCOME. Total interest income, on a tax equivalent basis, increased $.3 million for the three months ended March 31, 1998 compared to the same period in 1997. This increase was attributable to growth in the Company's average interest-earnings assets of $36.9 million to $1,189.7 million at March 31, 1998 from $1,152.8 million at March 31, 1997. Yields on total interest-earnings assets decreased primarily due to higher levels of investment securities (which generally have lower yields compared to loans) and a decline in average loans outstanding of $31.0 million. Interest on the Company's securities portfolio decreased primarily due to lower yields on corporate securities.

INTEREST EXPENSE. Total interest expense increased $.4 million for the three months ended March 31, 1998 compared to the same period during 1997. Interest on deposits increased $.5 million during this period. This change was the result of a $.3 million increase due to higher average balances and a $.2 million increase related to higher interest rates. Average interest-bearing liabilities increased $19.5 million to $1,020.1 million at March 31, 1998 from $1,000.6 million at March 31, 1997 primarily due to certificate of deposit promotions originated during 1997.

The following table reflects the extent to which changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest rates have affected net interest income on a tax equivalent basis for the three month period ended March 31, 1998 as compared to the same period in 1997 (dollars in thousands):


                                                         CHANGE IN:
 INTEREST INCOME                                           VOLUME         RATE           TOTAL
                                                         ----------      ------        ---------
  Interest-bearing deposits in financial
     institutions                                            $2            ($1)             $1
  Federal funds sold                                        268             28             296
  Investment securities                                     726            (43)            683
  Loans                                                    (675)             4            (671)
                                                         ----------      ------        ---------
      Total interest income                                 321            (12)            309
                                                         ----------      ------        ---------
  INTEREST EXPENSE
  Interest-bearing deposits                                 284            238             522
  Borrowed funds                                             13           (168)           (155)
                                                         ----------     ------        ---------
      Total interest expense                                297             70             367
                                                         ----------     ------        ---------
      Net interest income                                   $24           ($82)           ($58)
                                                         ----------     ------        ---------
                                                         ----------     ------        ---------

The following table presents an analysis of the Company's interest-earning assets and interest-bearing liabilities volumes for the periods stated on a cumulative basis as of the date indicated (dollars in thousands):


                                             1998                                1997
                                        ------------  -------------------------------------------------------
                                           March 31        Dec. 31      Sept. 30       June 30      March 31
                                        ------------  -------------------------------------------------------
  Average loans                            $760,041       $781,655      $789,576      $792,921      $791,003
  Average interest-earning assets         1,189,645      1,195,400     1,193,192     1,185,024     1,152,764
  Average noninterest-bearing deposits      103,688        110,248       104,502       108,209       100,810
  Average interest-bearing deposits       1,017,207      1,032,768     1,027,120     1,019,866       988,550
  Average deposits                        1,120,895      1,143,016     1,131,622     1,128,075     1,089,360
  Average interest-bearing liabilities    1,020,096      1,038,621     1,033,989     1,028,823     1,000,613


PROVISION FOR LOAN LOSSES. The Company's provision for loan losses remained level for the three months ended March 31, 1998 compared to the same period in 1997. The provision for loan losses was established based on management's belief that the allowance for loan losses (after giving effect to the provision) was adequate. A more detailed discussion concerning the allowance for loan losses is presented in the Allowance for Loan Losses and Asset Quality Section of this report.

OTHER OPERATING INCOME. Total other operating income decreased $3.3 million (57.9%) for the three months ended March 31, 1998 compared to the same period in 1997. This decrease was primarily due to the Company settling a claim relating to an investment that it made during the late 1980's. During the first quarter of 1997, the Company recorded $2.3 million of income related to this matter. During the first quarter of 1997, the Company also sold its interest in a property held as other real estate for $1.5 million. As the property had been written off, accordingly, this amount represented a gain recognized as other operating income. Additionally, during the first three months of 1998, service fee and loan servicing income each declined by $.1 million. This was partially offset by increases in net gains on sale of loans originated for sale.

OTHER OPERATING EXPENSE. Total other operating expense remained level for the three months ended March 31, 1998 compared to the same period in 1997. Salary and employee benefits decreased $.7 million as the 1997 amount of salaries and employee benefits included severance payouts made to two former executives of the Company. Occupancy expense and furniture and equipment expense increased by $.1 and $.2 million, respectively. Data processing expense increased $.1 million. Other expense increased by $.3 million due to increased loan expense and other factors.

INCOME TAXES. Income tax expense decreased $1.1 million (32.8%) for the three months ended March 31, 1998 to $2.4 million from $3.5 million compared to the same period in 1997. The decrease was principally due to lower taxable income.

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

The Year 2000

During 1996, West Suburban initiated the process of preparing its computer systems and applications for the Year 2000. This process involves updating or replacing certain of the Company's computer hardware components and software applications and communicating with vendors and external service providers to confirm that their applications are Year 2000 compliant. The Company has tested and replaced, as necessary, its critical computer hardware components and software applications and intends to continue its testing procedures in order to ensure that its computer hardware components and software applications are Year 2000 compliant and that the operations of the Company will not be adversely effected. The Company believes that the cost that will be incurred in connection with testing and replacing hardware and software applications will not have a material effect on its results of operations. Purchased computer hardware components and software applications are capitalized in accordance with the Company's policy. All internal and external costs are expensed when incurred.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company hereby incorporates by reference the information called for by
Item 3 of this Form 10-Q from the Rate Sensitivity Gaps section included in
Item 2 above.

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        A. Exhibits

           27   Financial Data Schedule

        B. Reports on Form 8-K - The Company did not file a report on Form 8-K during the three months ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       WEST SUBURBAN BANCORP, INC.
                                       (Registrant)


Date: May 14, 1998                     /s/  Kevin J. Acker
                                       -------------------------------------
                                       KEVIN J. ACKER
                                       CHAIRMAN OF THE BOARD



                                       /s/   Duane G. Debs
                                       -------------------------------------
                                       DUANE G. DEBS
                                       PRESIDENT AND CHIEF FINANCIAL OFFICER

                              INDEX OF EXHIBITS


                                                                 Sequential
                                                                  Page No.
                                                                 ----------
  27.             Financial Data Schedule                            19