Form 10-Q
period 1998-06-30
WEST SUBURBAN BANCORP INC
filed 1998-08-07
CIK 805080

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

/X/              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                     For the Quarterly Period ended June 30, 1998

                                          OR
/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                 For transition period from __________ to __________

                           Commission File Number 0 -17609

                             WEST SUBURBAN BANCORP, INC.
               -------------------------------------------------------
                (Exact name of Registrant as specified in its charter)


           ILLINOIS                                 36-3452469
---------------------------------      --------------------------------------
(State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

711 SOUTH MEYERS ROAD, LOMBARD, ILLINOIS               60148
-----------------------------------------       ---------------------
(Address of principal executive offices)             (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (630) 629-4200
-------------------------------------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

     Indicate the number of shares outstanding of each of the Issuer's class of common stock as of the latest practicable date.

15,000,000 shares of Common Stock, no par value, were authorized and 432,495 shares were issued and outstanding as of June 30, 1998.

                             WEST SUBURBAN BANCORP, INC.

                              Form 10-Q Quarterly Report

                                  Table of Contents


                                       PART I
                                                                   Page Number

Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . .  3
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. . . . . . . . . . . . . . . . . . . . .  9
Item 3.  Quantitative and Qualitative Disclosures About Market Risk . . . . 15


                                       PART II

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 16
Item 2.  Changes in Securities and Use of Proceeds. . . . . . . . . . . . . 16
Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . 16
Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . . 16
Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . 17
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 17


Form 10-Q Signature Page. . . . . . . . . . . . . . . . . . . . . . . . . . 18



THIS REPORT MAY INCLUDE CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. WEST SUBURBAN BANCORP, INC. ("WEST SUBURBAN") INTENDS SUCH FORWARD-LOOKING STATEMENTS TO BE COVERED BY THE SAFE HARBOR PROVISIONS FOR FORWARD-LOOKING STATEMENTS CONTAINED IN THE PRIVATE SECURITIES REFORM ACT OF 1995, AS AMENDED, AND IS INCLUDING THIS STATEMENT FOR PURPOSES OF INDICATING SUCH INTENT. FORWARD-LOOKING STATEMENTS, WHICH ARE BASED ON CERTAIN ASSUMPTIONS AND DESCRIBE FUTURE PLANS, STRATEGIES AND EXPECTATIONS OF WEST SUBURBAN, ARE GENERALLY IDENTIFIABLE BY USE OF THE WORDS "BELIEVE," "EXPECT," "INTEND," "ANTICIPATE," "ESTIMATE," "PROJECT" OR SIMILAR EXPRESSIONS. WEST SUBURBAN'S ABILITY TO PREDICT RESULTS OR THE ACTUAL EFFECT OF FUTURE PLANS OR STRATEGIES IS INHERENTLY UNCERTAIN. FACTORS WHICH COULD HAVE A MATERIAL ADVERSE AFFECT ON THE OPERATIONS AND FUTURE PROSPECTS OF WEST SUBURBAN AND WEST SUBURBAN BANK (THE "BANK" AND TOGETHER WITH WEST SUBURBAN, THE "COMPANY") INCLUDE, BUT ARE NOT LIMITED TO, CHANGES IN INTEREST RATES, GENERAL ECONOMIC CONDITIONS, LEGISLATIVE/REGULATORY CHANGES, MONETARY AND FISCAL POLICIES OF THE U.S. GOVERNMENT, INCLUDING POLICIES OF THE U.S. TREASURY AND THE FEDERAL RESERVE BOARD, THE QUALITY OR COMPOSITION OF THE LOAN OR INVESTMENT PORTFOLIOS, DEMAND FOR LOAN PRODUCTS, DEPOSIT FLOWS, COMPETITION, DEMAND FOR FINANCIAL SERVICES IN THE COMPANY'S MARKET AREA AND ACCOUNTING PRINCIPLES, POLICIES AND GUIDELINES. THESE RISKS AND UNCERTAINTIES SHOULD BE CONSIDERED IN EVALUATING FORWARD-LOOKING STATEMENTS AND UNDUE RELIANCE SHOULD NOT BE PLACED ON SUCH STATEMENTS. FURTHER INFORMATION CONCERNING THE COMPANY AND ITS BUSINESS, INCLUDING ADDITIONAL FACTORS THAT COULD MATERIALLY AFFECT THE COMPANY'S FINANCIAL RESULTS, IS INCLUDED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

                                        PART I

ITEM 1.   FINANCIAL STATEMENTS

                     WEST SUBURBAN BANCORP, INC. AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS
                               (Dollars in thousands)
                                    (UNAUDITED)

                                               June 30,        December 31,
                                                 1998             1997
                                               --------        ------------
ASSETS
Cash and due from banks                        $38,542           $38,251
Interest-earning deposits in financial
 institutions                                      479               343
Federal funds sold                              18,340            21,740
                                            ----------        ----------

   Total cash and cash equivalents              57,361            60,334

Investment securities:
   Available for sale (amortized cost
    of $221,406 in 1998; $218,892 in 1997)     221,233           218,587
   Held to maturity (fair value of
    $216,921 in 1998; $199,905 in 1997)        216,336           199,292
Loans, less allowance for loan losses
 of $9,592 in 1998; $9,772 in 1997             730,358           762,538
Premises and equipment, net                     31,888            31,142
Other real estate                                2,593             2,450
Accrued interest and other assets               19,334            19,348
                                            ----------        ----------
      TOTAL ASSETS                          $1,279,103        $1,293,691
                                            ----------        ----------
                                            ----------        ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-bearing                        $106,384          $124,220
   Interest-bearing                          1,021,063         1,020,729
                                            ----------        ----------
      Total deposits                         1,127,447         1,144,949
Accrued interest and other liabilities          14,368            16,389
                                            ----------        ----------

        TOTAL LIABILITIES                    1,141,815         1,161,338
                                            ----------        ----------

Shareholders' equity:
  Common Stock, Class A, no par value;
   1,000,000 shares authorized;
   347,015 shares issued and outstanding                           2,774
  Common Stock, Class B, no par value;
   1,000,000 shares authorized;
   85,480 shares issued and outstanding                              683
  Common Stock, no par value;
   15,000,000 shares authorized; 432,495
   shares issued and outstanding                 3,457
Surplus                                         38,066            38,066
Retained earnings                               95,869            91,014
Accumulated other comprehensive
    income:
      Unrealized loss on securities
       available for sale, net of taxes           (104)             (184)
                                            ----------        ----------
        TOTAL SHAREHOLDERS' EQUITY             137,288           132,353
                                            ----------        ----------
        TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY               $1,279,103        $1,293,691
                                            ----------        ----------
                                            ----------        ----------

The accompanying notes are an integral part of the consolidated financial statements.

                     WEST SUBURBAN BANCORP, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                   (Dollars in thousands, except per share data)
                                    (UNAUDITED)

                                                                           1998              1997
                                                                          -------           -------
INTEREST INCOME
   Loans, including fees                                                  $32,853           $34,769
                                                                          -------           -------
   Investment securities:
      Taxable                                                              10,929            10,042
      Nontaxable                                                              974             1,071
                                                                          -------           -------
         Total investment securities                                       11,903            11,113
   Deposits in financial institutions                                          10                 7
   Federal funds sold                                                       1,757             1,140
                                                                          -------           -------
         Total interest income                                             46,523            47,029
                                                                          -------           -------
INTEREST EXPENSE
   Deposits                                                                21,448            21,424
   Other                                                                       85               296
                                                                          -------           -------
         Total interest expense                                            21,533            21,720
                                                                          -------           -------
         Net interest income                                               24,990            25,309
PROVISION FOR LOAN LOSSES                                                     488               571
                                                                          -------           -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                        24,502            24,738
                                                                          -------           -------
OTHER OPERATING INCOME
   Service fees                                                             1,572             1,725
   Net realized gain on sales of investment securities available for sale     322
   Trust fees                                                                 129               137
   Net gain on sale of loans originated for sale                              321               105
   Loan servicing                                                             216               417
   Net gain on sale of other real estate                                       30             1,470
   Litigation settlement                                                                      2,344
   Other                                                                    2,333             1,774
                                                                          -------           -------
         Total other operating income                                       4,923             7,972
                                                                          -------           -------
OTHER OPERATING EXPENSE
   Salaries and employee benefits                                           7,765             8,251
   Occupancy                                                                1,586             1,464
   Furniture and equipment                                                  1,653             1,406
   FDIC insurance premiums                                                    124                84
   Professional fees                                                          319               444
   Data processing                                                            512               405
   Other real estate                                                          105               383
   Other                                                                    3,068             2,781
                                                                          -------           -------
         Total other operating expense                                     15,132            15,218
                                                                          -------           -------
INCOME BEFORE INCOME TAXES                                                 14,293            17,492
INCOME TAXES                                                                4,655             6,094
                                                                          -------           -------
NET INCOME                                                                  9,638            11,398
OTHER COMPREHENSIVE INCOME, NET OF TAX:
    Unrealized holding gains on securities available for sale arising
      during the period (net of taxes of $53 in 1998 and $91 in 1997)          80               137
                                                                          -------           -------
         Total other comprehensive income                                      80               137
                                                                          -------           -------
COMPREHENSIVE INCOME                                                       $9,718           $11,535
                                                                          -------           -------
                                                                          -------           -------
EARNINGS PER SHARE-BASIC                                                   $22.28            $26.35
                                                                          -------           -------
                                                                          -------           -------
CASH DIVIDENDS DECLARED PER SHARE                                          $11.00             $9.00
                                                                          -------           -------
                                                                          -------           -------

The accompanying notes are an integral part of the consolidated financial statements.

                     WEST SUBURBAN BANCORP, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                 FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                   (Dollars in thousands, except per share data)
                                    (UNAUDITED)

                                                                                    1998           1997
                                                                                   -------        -------
INTEREST INCOME
   Loans, including fees                                                           $16,363        $17,640
                                                                                   -------        -------
   Investment securities:
      Taxable                                                                        5,461          5,340
      Nontaxable                                                                       483            533
                                                                                   -------        -------
         Total investment securities                                                 5,944          5,873
   Deposits in financial institutions                                                    5              4
   Federal funds sold                                                                1,082            761
                                                                                   -------        -------
         Total interest income                                                      23,394         24,278
                                                                                   -------        -------
INTEREST EXPENSE
   Deposits                                                                         10,830         11,329
   Other                                                                                44            100
                                                                                   -------        -------
         Total interest expense                                                     10,874         11,429
                                                                                   -------        -------
         Net interest income                                                        12,520         12,849
PROVISION FOR LOAN LOSSES                                                              237            276
                                                                                   -------        -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                 12,283         12,573
                                                                                   -------        -------
OTHER OPERATING INCOME
   Service fees                                                                        809            877
   Net realized gain on sales of investment securities available for sale              273
   Trust fees                                                                           23             32
   Net gain on sale of loans originated for sale                                       131             45
   Loan servicing                                                                      104            213
   Net gain (loss) on sale of other real estate                                         19             (6)
   Other                                                                             1,149          1,073
                                                                                   -------        -------
         Total other operating income                                                2,508          2,234
                                                                                   -------        -------
OTHER OPERATING EXPENSE
   Salaries and employee benefits                                                    3,891          3,715
   Occupancy                                                                           785            747
   Furniture and equipment                                                             775            675
   FDIC insurance premiums                                                              53
   Professional fees                                                                    78            190
   Data processing                                                                     222            220
   Other real estate                                                                    58            339
   Other                                                                             1,544          1,537
                                                                                   -------        -------
         Total other operating expense                                               7,406          7,423
                                                                                   -------        -------
INCOME BEFORE INCOME TAXES                                                           7,385          7,384
INCOME TAXES                                                                         2,273          2,551
                                                                                   -------        -------
NET INCOME                                                                           5,112          4,833
OTHER COMPREHENSIVE INCOME, NET OF TAX:
    Unrealized holding (losses) gains on securities available for sale arising
     during the period (net of taxes of ($30) in 1998 and $716 in 1997)                (45)         1,085
                                                                                   -------        -------
         Total other comprehensive income                                              (45)         1,085
                                                                                   -------        -------
COMPREHENSIVE INCOME                                                                $5,067         $5,918
                                                                                   -------        -------
                                                                                   -------        -------

EARNINGS PER SHARE-BASIC                                                            $11.81         $11.17
                                                                                   -------        -------
                                                                                   -------        -------
CASH DIVIDENDS DECLARED PER SHARE                                                    $6.00          $4.50
                                                                                   -------        -------
                                                                                   -------        -------

  The accompanying notes are an integral part of the consolidated financial statements.


                     WEST SUBURBAN BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                               (Dollars in thousands)
                                    (UNAUDITED)

                                                                                    1998            1997
                                                                                   -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                       $9,638        $11,398
                                                                                   -------        -------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                                               1,704          1,577
         Provision for loan losses                                                     488            571
         (Benefit) provision for deferred income taxes                                  (8)         1,614
         Net premium amortization and discount accretion of investment
           securities                                                                  456            308
         Net realized gain on sales of investment securities available
           for sale                                                                   (322)
         Net gain on sale of loans held for sale                                      (321)          (105)
         Proceeds from sale of loans held for sale                                   5,075            835
         Origination of loans held for sale                                         (8,011)        (1,633)
         Loss (gain) on sale of premises and equipment                                  57             (5)
         Gain on sale of other real estate                                             (30)        (1,470)
         Increase in accrued interest and other assets                                 (30)        (1,178)
         (Decrease) increase in accrued interest and other liabilities              (2,020)           567
                                                                                   -------        -------
              Total adjustments                                                     (2,962)         1,081
                                                                                   -------        -------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                        6,676         12,479
                                                                                   -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment securities available for sale:
     Proceeds from sales                                                            20,469
     Proceeds from maturities                                                       31,925         12,682
     Purchases                                                                     (55,086)       (86,141)
  Investment securities held to maturity:
     Proceeds from maturities                                                      105,964          3,588
     Purchases                                                                    (122,964)       (16,203)
  Purchase of minority interest in subsidiaries                                        (26)          (224)
  Net decrease in loans                                                             33,256          3,414
  Purchases of premises and equipment                                               (2,508)        (1,937)
  Proceeds from sale of premises and equipment                                                          5
  Proceeds from sale of other real estate                                            1,580          1,939
                                                                                   -------        -------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                           12,610        (82,877)
                                                                                   -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net (decrease) increase in total deposits                                       (17,502)        52,104
   Decrease in FHLB advances                                                                       (1,350)
   Cash dividends paid                                                              (4,757)        (3,676)
                                                                                   -------        -------
     NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                           (22,259)        47,078
                                                                                   -------        -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (2,973)       (23,320)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    60,334         68,650
                                                                                   -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $57,361        $45,330
                                                                                   -------        -------
                                                                                   -------        -------
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest on deposits and other borrowings                                     $25,044        $19,746
     Income taxes                                                                   $2,435         $3,673
   Transfers from loans to other real estate                                        $1,694           $282


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

During the first six months of 1998, the Company's unrealized loss on securities available for sale improved $.1 million to a loss of $.1 million at June 30, 1998 from a $.2 million loss at December 31, 1997, net of taxes.

NOTE 3 - OUTSTANDING LINES OF CREDIT AVAILABLE - (Dollars in thousands)

                              JUNE 30, 1998       December 31, 1997
                              -------------       -----------------
Home equity lines               $154,844              $152,292
Commercial credit lines          122,263                89,245
Letters of Credit                 30,766                18,455
Visa credit lines                 39,798                38,672
                                --------              --------
   Total commitments            $347,671              $298,664
                                --------              --------
                                --------              --------

The Company had $10.4 million and $4.9 million of commitments to originate residential mortgage loans as of June 30, 1998 and December 31, 1997, respectively.

NOTE 4 - SHAREHOLDERS' EQUITY - COMMON STOCK

At the Annual Meeting of Shareholders of West Suburban held on May 13, 1998, the shareholders approved an amendment to West Suburban's Articles of Incorporation the effect of which was to redesignate each share of Class A Common Stock and each share of Class B Common Stock outstanding as Common Stock. Additionally, the number of votes per share of Common Stock was reduced from five votes per share to one vote per share on all matters submitted to the shareholders of West Suburban. The amendment to West Suburban's Articles of Incorporation also had the effect of increasing the number of shares of Common Stock that West Suburban is authorized to issue from two million to fifteen million shares.

NOTE 5 - NEW ACCOUNTING STANDARDS

In December 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 127, "Deferral of the Effective Date of Certain Provisions of SFAS 125," which deferred the effective date of certain of the provisions of SFAS 125 for one year. The adoption of these provisions did not have a material impact on its financial condition or results of operations.

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

In June 1997, FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which will be effective for the Company beginning January 1, 1998. SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has not yet completed its analysis of which operating segments, if any, the Company will be required to report separately.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BALANCE SHEET ANALYSIS

ASSET DISTRIBUTION. Total consolidated assets at June 30, 1998, decreased approximately $14.6 million (1.1%) to $1,279.1 million at June 30, 1998, from $1,293.7 million at December 31, 1997. Total cash and cash equivalents decreased $2.9 million (4.9%) to $57.4 million at June 30, 1998, from $60.3 million at December 31, 1997. Cash and due from banks increased $.2 million to $38.5 million at June 30, 1998, from $38.3 million at December 31, 1997. Aggregate holdings in federal funds sold decreased $3.4 million (15.6%) to $18.3 million at June 30, 1998 from $21.7 million at December 31, 1997. Aggregate holdings in investment securities increased $19.7 million (4.7%) to $437.6 million at June 30, 1998 from $417.9 million at December 31, 1997. The increase in investment securities was a result of decreases in total loans outstanding and the use of such funds by the Company to purchase investment securities. The Company's objectives in managing the securities portfolio are driven by the dynamics of its entire balance sheet which includes managing the portfolio to maximize yield over an entire interest rate cycle while providing liquidity and minimizing market risk.

Total loans decreased $32.3 million (4.2%) to $740.0 million at June 30, 1998, from $772.3 million at December 31, 1997. The Company operates in a highly competitive environment for consumer and commercial credit. Management has begun to take steps that are intended to increase the Company's loan portfolio. During 1998, the Company recorded approximately $3.4 million of indirect automobile loans. Additionally, the Company hired a new commercial lender and continues to seek to hire additional commercial lenders. The Company will attempt to remain competitive in its market by offering competitive rates and loan products while not compromising its credit evaluation standards to attract new business.

Over the next 12 months, the Company intends to add four facilities to its branch network. The new locations will be located in the Aurora/Naperville area, the Romeoville area, the Bartlett/Hanover Park area and the St. Charles/West Chicago area. These facilities will allow the Company to serve new markets and enhance the Company's position as it continues to expand in the western suburbs of Chicago.

ALLOWANCE FOR LOAN LOSSES AND ASSET QUALITY. The Company maintains an allowance for loan losses to absorb possible losses in the loan portfolio. The allowance for loan losses is established after a determination of the potential credit risk of the loans held by the Company. Management evaluates the adequacy of the allowance based on past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral, and current and prospective economic conditions. The allowance for loan losses decreased $.2 million to $9.6 million at June 30, 1998 from $9.8 million at December 31, 1997. The ratio of the allowance for loan losses to total loans outstanding increased at June 30, 1998 to 1.30% compared to 1.27% at December 31, 1997. Nonperforming loans increased $2.5 million (32.7%) to $10.4 million at June 30, 1998 from $7.9 million at December 31, 1997. This increase was primarily due to three loans secured by commercial real estate and one loan secured by business assets being classified as non-performing. As of June 30, 1998 and December 31, 1997, total nonperforming loans to net loans were 1.4% and 1.0%, respectively. The allowance for loan losses was approximately 92% and 124% of the level of nonperforming loans at June 30, 1998 and December 31, 1997, respectively.

The following table presents an analysis of the Company's nonperforming loans for the periods stated (dollars in thousands):

                                                  JUNE 30, 1998     December 31, 1997   Dollar Change
                                                  -------------     -----------------   -------------
Nonaccrual loans                                     $3,005              $3,042              ($37)
Accruing loans 90 days past due                       7,439               4,829             2,610
                                                    -------              ------            -------
  Total nonperforming loans                         $10,444              $7,871            $2,573
                                                    -------              ------            -------
                                                    -------              ------            -------
Nonperforming loans as a percent
  of net loans                                         1.4%                1.0%
Other real estate                                    $2,593              $2,450              $143
                                                    -------              ------            -------
                                                    -------              ------            -------

The following table presents an analysis of the Company's provision for loan losses for the periods stated (dollars in thousands):

                                           1998                     1997
                                    ------------------  ----------------------------
                                    2nd Qtr.  1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.
                                    ------------------  ----------------------------
Provision-quarter                     $237     $251      $776      $276      $276
Provision-year to date                 488      251     1,623       847       571
Net chargeoffs-quarter                 156      511       984       270       169
Net chargeoffs-year to date            667      511     1,454       470       200
Allowance at period end              9,592    9,511     9,772     9,980     9,974
Allowance to period end total loans  1.30%    1.24%     1.27%     1.26%     1.26%


LIABILITY DISTRIBUTION. Total liabilities decreased $19.5 million (1.7%) to $1,141.8 million at June 30, 1998 from $1,161.3 million at December 31, 1997. This decrease was primarily due to runoff in certificates of deposit. The Company believes that the present declining interest rate environment makes the cost of offering special rates to attract deposits outweigh any perceived benefits. Additionally, the Company believes that the current interest rate environment makes certificates of deposit less attractive to its customers when compared to other investment alternatives including investments in mutual funds and individual stocks. During the second quarter of 1998, the Company introduced a money market checking account as an alternative to savings accounts or certificates of deposit. The Company attracted $73.5 million in money market checking from new funds and run-off from existing higher rate certificates of deposit. Management's goal is to promote its deposit products when feasible while preserving the Company's net interest margin.

Balances in the Company's major categories of deposits are summarized in the following table (dollars in thousands):

                                             June 30, 1998    December 31, 1997   Dollar change     Percent
                                             -------------    -----------------   -------------     -------
Demand and other noninterest-bearing             $106,384        $124,220          ($17,836)        (14.4)%
NOW                                                38,974          48,915            (9,941)        (20.3)
Money market checking                              73,847             283            73,564           N/A
Money market savings                              477,079         465,683            11,396           2.4
Time, $100,000 and over                            79,200          84,083            (4,883)         (5.8)
Time, other                                       351,963         421,765           (69,802)        (16.6)
                                              -----------     -----------         ----------        -------
   Total                                       $1,127,447      $1,144,949          ($17,502)         (1.5)%
                                              -----------     -----------         ----------        -------
                                              -----------     -----------         ----------        -------


The Company attempts to remain well positioned in its market by offering competitive rates on its savings and certificate of deposit products.

SHAREHOLDERS' EQUITY. Shareholders' equity increased $4.9 million (3.7%) to $137.3 million at June 30, 1998 from $132.4 million at December 31, 1997. This increase was primarily the result of net retention (after the declaration of dividends) of $4.9 million of its comprehensive income during the first six months of 1998.

At the Annual Meeting of Shareholders of West Suburban held on May 13, 1998, the shareholders approved an amendment to West Suburban's Articles of Incorporation the effect of which was to redesignate each share of Class A Common Stock and each share of Class B Common Stock outstanding as Common Stock. Additionally, the number of votes per share of Common Stock was reduced from five votes per share to one vote per share on all matters submitted to the shareholders of West Suburban. The amendment to West Suburban's Articles of Incorporation also had the effect of increasing the number of shares of Common Stock that West Suburban is authorized to issue from two million to fifteen million shares.

CAPITAL RESOURCES

The Company's capital ratios as well as those of the Bank as of June 30, 1998 are presented below. All capital ratios are in excess of the regulatory capital requirements which call for a minimum total risk-based capital ratio of 8% for the Company and the Bank (at least one-half of the minimum total risk-based capital must consist of tier 1 capital), a minimum leverage ratio (3% for the most highly rated banks that do not expect significant growth; all other institutions are required to maintain a minimum leverage capital ratio of 4% to 5% depending on their particular circumstances and risk profiles) for the Company and the Bank. Bank holding companies and their subsidiaries are generally expected to operate at or above the minimum capital requirements and the ratios shown below are in excess of regulatory minimums and should allow the Company and the Bank to operate without capital adequacy concerns.

The following table sets forth selected regulatory capital ratios of the Company and the Bank at June 30, 1998:

                                      Tier 1            Total
                                    Risk-Based       Risk-Based     Leverage
                                      Capital          Capital       Capital
                                      -------          -------       -------
West Suburban Bancorp, Inc.          12.91%            13.83%        10.68%
West Suburban Bank                   11.20%            12.14%         9.04%


The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") provided the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. Management has been advised that as of June 30, 1998 and December 31, 1997, the Bank qualified as a "well-capitalized" institution.

LIQUIDITY

Liquidity is managed to ensure there is sufficient cash flow to satisfy demand for credit, deposit withdrawals and attractive investment opportunities. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity and maturity schedules of earning assets and supporting liabilities.

Generally, the Company uses cash and cash equivalents to meet its liquidity needs. Additional liquidity is provided by maintaining assets which mature within a short time-frame or which may be quickly converted to cash without significant costs. These assets include interest-bearing deposits in financial institutions, federal funds sold and investment securities available for sale. As of June 30, 1998 and December 31, 1997, liquid assets represented 21.8% and 21.6% of total assets, respectively. A more detailed discussion concerning these assets is presented in the Asset Distribution Section of this report.

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

Listed below are the balances in the major categories of the rate sensitive assets and liabilities that are subject to repricing as of June 30, 1998 (dollars in thousands):

                                                                 Over three      Over one
                                                     Three       months to        year to         Over
                                                    months         twelve          three         three
                                                    or less        months          years         years           Total
                                                   --------      ---------      ----------     ---------    ------------
Rate sensitive assets:
  Interest-bearing deposits in financial
    institutions                                       $479                                                        $479
  Federal funds sold                                 18,340                                                      18,340
  Investment securities                              31,279        $46,062       $240,384       $119,844        437,569
  Loans                                             282,703        220,361        147,456         86,428        736,948
                                                  ---------      ---------      ---------      ---------    -----------
    Total interest-earning assets                  $332,801       $266,423       $387,840       $206,272     $1,193,336
                                                  ---------      ---------      ---------      ---------    -----------
                                                  ---------      ---------      ---------      ---------    -----------

Rate sensitive liabilities:
  Money market savings                             $477,079                                                    $477,079
  Money market checking                              73,847                                                      73,847
  NOW                                                38,974                                                      38,974
  Time deposits:
    Less than $100,000                               70,426       $128,198       $128,838        $24,501        351,963
    $100,000 and over                                31,154         17,434         27,817          2,795         79,200
                                                  ---------      ---------      ---------       --------    -----------
    Total interest-bearing liabilities             $691,480       $145,632       $156,655        $27,296     $1,021,063
                                                  ---------      ---------      ---------       --------    -----------
                                                  ---------      ---------      ---------       --------    -----------

Interest sensitivity gap                          ($358,679)      $120,791       $231,185       $178,976
Cumulative interest sensitivity gap                (358,679)      (237,888)        (6,703)       172,273       $172,273
Cumulative interest-earning assets as a
  percentage of cumulative
  interest-bearing liabilities                         48.1%          71.6%          99.3%         116.9%
Cumulative interest sensitivity gap as a
  percentage of total assets                          (28.0)         (18.6)          (0.5)          13.5

The above table does not necessarily indicate the future impact of general interest rate movements on the Company's net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times and at different rate levels. Assets and liabilities are reported in the earliest time frame in which maturity or repricing may occur. The consolidated interest rate sensitivity position of the Company within the one year window at June 30, 1998 reflects cumulative net interest-earning assets compared to cumulative net interest-bearing liabilities of 71.6% and cumulative net interest-earning assets that reprice or mature within one year compared to total assets of negative 18.6%.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

NET INCOME. The Company's net income for the six months ended June 30, 1998 and 1997 was approximately $9.6 million and $11.4 million, respectively. This represents a decrease of $1.8 million (15.4%) for the 1998 period when compared to the same period in 1997. This was primarily due to the decrease in other operating income in 1998 when compared to the same period in 1997. During the first quarter of 1997, the Company recorded $2.3 million of income related to a settlement of a claim arising from an investment that it made during the late 1980's. During this same period, the Company also sold its interest in a property held as other real estate for $1.5 million. As this property had been written off, this amount was reflected as a gain on sale of other real estate. Net interest income decreased $.2 million. These decreases to income were partially offset by decreases to income tax expense of $1.4 million and to salaries and employee benefits of $.5 million.

INTEREST INCOME. Total interest income, on a tax equivalent basis, decreased $.7 million for the six months ended June 30, 1998 compared to the same period in 1997. This decrease was primarily attributable to decreases in the Company's average loan balances of $41.8 million to $751.1 million at June 30, 1998 from $792.9 million at June 30, 1997. Yields on total interest-earnings assets decreased primarily due to higher levels of investment securities (which generally have lower yields when compared to loans). Interest on the Company's securities portfolio increased due to higher balances outstanding offset partially by lower yields on corporate securities.

INTEREST EXPENSE. Total interest expense decreased $.2 million (.9%) for the six months ended June 30, 1998 compared to the same period during 1997. Interest on deposits remained level during this period. Average interest-bearing liabilities decreased $1.6 million to $1,027.2 million at June 30, 1998 from $1,028.8 million at June 30, 1997.

The following table reflects the extent to which changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest rates have affected net interest income on a tax equivalent basis for the six month period ended June 30, 1998, as compared to the same period in 1997 (dollars in thousands):

                                                            CHANGE IN:
                                                            VOLUME         RATE         TOTAL
                                                          -------------  ---------   ----------
INTEREST INCOME
Interest-bearing deposits in financial institutions            $4            ($1)          $3
Federal funds sold                                            615              2          617
Investment securities                                       1,017           (293)         724
Loans                                                      (1,838)          (171)      (2,009)
                                                          ----------      --------    --------
    Total interest income                                    (202)          (463)        (665)
                                                          ----------      --------    --------
INTEREST EXPENSE
Interest-bearing deposits                                    (308)           332           24
Borrowed funds                                                 19           (230)        (211)
                                                          ----------      --------    --------
    Total interest expense                                   (289)           102         (187)
                                                          ----------      --------    --------
    Net interest income                                       $87          ($565)       ($478)
                                                          ----------      --------    --------
                                                          ----------      --------    --------

The following table presents an analysis of the Company's interest-earning assets, interest-bearing liabilities, and non-interest-bearing deposits, volumes for the periods stated on a cumulative basis as of the date indicated (dollars in thousands):

                                                        1998                                    1997
                                                ----------------------   ------------------------------------
                                                JUNE 30      March 31     Dec. 31      Sept. 30      June 30
                                                ----------------------   ------------------------------------
Average loans                                    $751,066     $760,041     $781,655     $789,576     $792,921
Average interest-earning assets                 1,198,477    1,189,645    1,195,400    1,193,192    1,185,024
Average noninterest-bearing deposits              106,169      103,688      110,248      104,502      108,209
Average interest-bearing deposits               1,024,263    1,017,207    1,032,768    1,027,120    1,019,866
Average deposits                                1,130,432    1,120,895    1,143,016    1,131,622    1,128,075
Average interest-bearing liabilities            1,027,171    1,020,096    1,038,621    1,033,989    1,028,826


PROVISION FOR LOAN LOSSES. The Company's provision for loan losses decreased $.1 million (14.5%) for the six months ended June 30, 1998 compared to the same period in 1997. The provision for loan losses was established based on management's belief that the allowance for loan losses (after giving effect to the provision) was adequate. A more detailed discussion concerning the allowance for loan losses is presented in the Allowance for Loan Losses and Asset Quality Section of this report.

OTHER OPERATING INCOME. Total other operating income decreased $3.0 million (38.2%) for the six months ended June 30, 1998 compared to the same period in 1997. This decrease was primarily due to the Company settling a claim relating to an investment that it made during the late 1980's. During the first quarter of 1997, the Company recorded $2.3 million of income related to this matter. During the first quarter of 1997, the Company also sold its interest in a property held as other real estate for $1.5 million. As the property had been written off, accordingly, this amount represented a gain recognized as other operating income. Additionally, during the first six months of 1998, there were increases in gains in sales of investment securities available for sale of $.3 million and gains on sale of loans originated for sale of $.2 million. These were partially offset by decreases in service fees of $.2 million and loan servicing income of $.2 million.

OTHER OPERATING EXPENSE. Total other operating expense decreased $.1 million (.6%) for the six months ended June 30, 1998 compared to the same period in 1997. Salary and employee benefits decreased $.5 million as the 1997 amount of salaries and employee benefits included severance payouts made to two former executives of the Company. Occupancy expense and furniture and equipment expense increased by $.1 and $.2 million, respectively. Other real estate expense decreased by $.3 million. This decrease was offset by an increase in other expense of $.3 million due to increased loan expense and other factors.

INCOME TAXES. Income tax expense decreased $1.4 million (23.6%) for the six months ended June 30, 1998 to $4.7 million from $6.1 million compared to the same period in 1997. The decrease was principally due to lower taxable income.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

NET INCOME. The Company's net income for the three months ended June 30, 1998 and 1997, was approximately $5.1 million and $4.8 million, respectively. This represents an increase of $.3 million (5.8%) for the 1998 period when compared to the same period in 1997. This was primarily due to increases in gains on sales of investment securities available for sale.

INTEREST INCOME. Total interest income decreased $.9 million for the three months ended June 30, 1998 compared to the same period in 1997 and resulted primarily from decreased volume in the loan portfolio.

INTEREST EXPENSE. Total interest expense decreased $.6 million for the three months ended June 30, 1998 compared to the same period during 1997. This was due to lower costs associated with money market checking account balances (which increased) as compared to higher rate certificates of deposit balances (which decreased).

PROVISION FOR LOAN LOSSES. The Company's provision for loan losses remained level for the three months ended June 30, 1998, compared to the same period in 1997. The provision for loan losses was established based on management's belief that the allowance for loan losses (after giving effect to the provision) was adequate.

OTHER OPERATING INCOME. Total other operating income increased $.3 million (12.3%) for the three months ended June 30, 1998, compared to the same period in 1997. This increase was primarily due to increases in gains on sales of investment securities available for sale of $.3 million. Additionally, there were gains on sale of loans originated for sale of $.1 million and an increase to other income of $.1 million. This was offset by decreases in servicing fees of $.1 million and loan service income of $.1 million.

OTHER OPERATING EXPENSE. Total other operating expense remained level for the three months ended June 30, 1998, compared to the same period in 1997. Salary and employee benefits increased $.2 million. Furniture and equipment expense increased by $.1 million. These increases were offset by a decrease to other real estate expense of $.3 million and professional fees of $.1 million.

INCOME TAXES. Income tax expense decreased $.3 million (10.9%) for the three months ended June 30, 1998, to $2.3 million from $2.6 million compared to the same period in 1997.

OTHER CONSIDERATIONS

General

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

The Year 2000

During 1996, the Company initiated the process of preparing its computer systems and applications for the Year 2000. This process involves updating or replacing certain of the Company's computer hardware components and software applications and communicating with vendors and external service providers to confirm that their applications are Year 2000 compliant. The Company has tested and replaced, as necessary, its critical computer hardware components and software applications and intends to continue its testing procedures in order to ensure that its computer hardware components and software applications are Year 2000 compliant and that the operations of the Company will not be adversely effected. The Company believes that the cost that will be incurred in connection with testing and replacing hardware and software applications will not have a material effect on its results of operations. Purchased computer hardware components and software applications are capitalized in accordance with the Company's policy. All internal and external costs are expensed when incurred.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

At the Annual Meeting of Shareholders of West Suburban held on May 13, 1998, the shareholders approved an amendment to West Suburban's Articles of Incorporation the effect of which was to redesignate each share of Class A Common Stock and each share of Class B Common Stock outstanding as Common Stock. Additionally, the number of votes per share of Common Stock was reduced from five votes per share to one vote per share on all matters submitted to the shareholders of West Suburban. The amendment to West Suburban's Articles of Incorporation also had the effect of increasing the number of shares of Common Stock that West Suburban is authorized to issue from two million to fifteen million shares. A more complete description of the amendment and its effects on the rights of shareholders is set forth in the proxy material that was distributed to the shareholders of West Suburban prior to the Annual Meeting.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A.        The Annual Meeting of Shareholders was held on May 13, 1998.

B. The following individuals were elected to serve as directors of the Company for a term of one year at the Annual Meeting. The votes for and against such individuals are set forth below:


                                                 FOR           AGAINST
                                                 ---           -------
                    1. Kevin J. Acker           1,683,083      15,546
                    2. Duane G. Debs            1,687,227      11,493
                    3. David S. Bell            1,585,503      34,524
                    4. Peggy P. LoCicero        1,594,734      24,192
                    5. Charles P. Howard        1,603,359      18,427

                    Broker-No Votes: 0

C. Amendment to the Company's Articles of Incorporation to combine the existing classes of Common Stock and reduce the number of votes per share.

                                             FOR           AGAINST    ABSTAIN
                                             ---           -------    -------

                                         1,636,969          25,413     42,059

D. Amendment to the Company's Articles of Incorporation to increase the number of authorized shares from two (2) million to fifteen (15) million shares.

                                             FOR           AGAINST    ABSTAIN
                                             ---           -------    -------

                                          1,580,212        79,114     45,114

E. Ratification of Deloitte & Touche LLP as the Company's independent auditors.

                                             FOR           AGAINST    ABSTAIN
                                             ---           -------    -------

                                          1,676,469         7,006      20,405

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.    Exhibits

      27  Financial Data Schedule

B. Reports on Form 8-K - The Company did not file a report on Form 8-K during the three months ended June 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WEST SUBURBAN BANCORP, INC.
                              (Registrant)


Date: August 7, 1998
                              /s/     Kevin J. Acker
                              --------------------------------
                              KEVIN J. ACKER
                              CHAIRMAN OF THE BOARD


                              /s/    Duane G. Debs
                              --------------------------------
                              DUANE G. DEBS
                              PRESIDENT AND CHIEF FINANCIAL OFFICER

                                 INDEX OF EXHIBITS



                                                             Sequential
                                                              Page No.
                                                             ----------

 27.         Financial Data Schedule                             20