Form 10-Q
period 1998-09-30
WEST SUBURBAN BANCORP INC
filed 1998-11-16
CIK 805080

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

/x/              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period ended September 30, 1998

                                          OR

/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                 For transition period from __________ to __________

                           Commission File Number 0 -17609

                             WEST SUBURBAN BANCORP, INC.
------------------------------------------------------------------------------
                (Exact name of Registrant as specified in its charter)


         ILLINOIS                                     36-3452469
---------------------------------       --------------------------------------
(State or other jurisdiction            (I.R.S. Employer Identification Number)
of incorporation or organization)

711 SOUTH MEYERS ROAD, LOMBARD, ILLINOIS                    60148
------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (630) 629-4200
-------------------------------------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---
     Indicate the number of shares outstanding of each of the Issuer's class of common stock as of the latest practicable date.

15,000,000 shares of Common Stock, no par value, were authorized and 432,495 shares were issued and outstanding as of September 30, 1998.

                             WEST SUBURBAN BANCORP, INC.

                              Form 10-Q Quarterly Report

                                  Table of Contents


                                       PART I
                                                                  Page Number

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . .3
Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . . . . . .9
Item 3.   Quantitative and Qualitative Disclosures About Market Risk . . . 16


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

                                        PART I
ITEM 1.   FINANCIAL STATEMENTS

                     WEST SUBURBAN BANCORP, INC. AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS
                               (Dollars in thousands)
                                    (UNAUDITED)

                                                                      SEPTEMBER 30,    December 31,
                                                                          1998            1997
                                                                      -------------    ------------
ASSETS
Cash and due from banks                                                $   37,132      $   38,251
Interest-earning deposits in financial institutions                           551             343
Federal funds sold                                                         52,500          21,740
                                                                       ----------      ----------
  Total cash and cash equivalents                                          90,183          60,334
Investment securities:
  Available for sale (amortized cost of $188,782 in
    1998; $218,892 in 1997)                                               189,687         218,587
  Held to maturity (fair value of $195,304 in
    1998; $199,905 in 1997)                                               193,620         199,292
Loans, less allowance for loan losses of $9,621 in 1998;
    $9,772 in 1997                                                        732,884         762,538
Premises and equipment, net                                                32,600          31,142
Other real estate                                                           2,951           2,450
Accrued interest and other assets                                          20,868          19,348
                                                                       ----------      ----------
      TOTAL ASSETS                                                     $1,262,793      $1,293,691
                                                                       ----------      ----------
                                                                       ----------      ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                                                 $  109,897      $  124,220
   Interest-bearing                                                     1,001,712       1,020,729
                                                                       ----------      ----------
        Total deposits                                                  1,111,609       1,144,949
Accrued interest and other liabilities                                     13,706          16,389
                                                                       ----------      ----------
      TOTAL LIABILITIES                                                 1,125,315       1,161,338
                                                                       ----------      ----------

Shareholders' equity:
  Common Stock, Class A, no par value; 1,000,000 shares authorized;
    347,015 shares issued and outstanding                                                   2,774
  Common Stock, Class B, no par value; 1,000,000 shares authorized;
    85,480 shares issued and outstanding                                                      683
  Common Stock, no par value; 15,000,000 shares authorized; 432,495
    shares issued and outstanding                                           3,457

  Surplus                                                                  38,066          38,066
  Retained earnings                                                        95,410          91,014
  Accumulated other comprehensive income:
    Unrealized gain (loss) on securities available for sale,
     net of taxes                                                             545            (184)
                                                                       ----------      ----------
      TOTAL SHAREHOLDERS' EQUITY                                          137,478         132,353
                                                                       ----------      ----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $1,262,793      $1,293,691
                                                                       ----------      ----------
                                                                       ----------      ----------

The accompanying notes are an integral part of the consolidated financial statements.

                     WEST SUBURBAN BANCORP, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                   (Dollars in thousands, except per share data)
                                    (UNAUDITED)

                                                                         1998         1997
                                                                        -------      -------
INTEREST INCOME
   Loans, including fees                                                $49,061      $52,271
                                                                        -------      -------
   Investment securities:
     Taxable                                                             16,851       15,943
     Nontaxable                                                           1,462        1,582
                                                                        -------      -------
       Total investment securities                                       18,313       17,525
   Deposits in financial institutions                                        19           11
   Federal funds sold                                                     2,210        1,438
                                                                        -------      -------
       Total interest income                                             69,603       71,245
                                                                        -------      -------
INTEREST EXPENSE
   Deposits                                                              32,211       32,833
   Other                                                                    129          336
                                                                        -------      -------
       Total interest expense                                            32,340       33,169
                                                                        -------      -------
       Net interest income                                               37,263       38,076
PROVISION FOR LOAN LOSSES                                                 1,675          847
                                                                        -------      -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                      35,588       37,229
                                                                        -------      -------
OTHER OPERATING INCOME
   Service fees                                                           2,359        2,574
   Net realized gain on sales of investment securities
      available for sale                                                    541            5
   Write-down of carrying value of investment securities
      available for sale                                                 (3,200)
   Trust fees                                                               146          156
   Net gain on sale of loans originated for sale                            539          182
   Loan servicing                                                           314          544
   Net gain on sale of other real estate                                     89        1,466
   Litigation settlement                                                               2,344
   Other                                                                  3,526        2,730
                                                                        -------      -------
       Total other operating income                                       4,314       10,001
                                                                        -------      -------
OTHER OPERATING EXPENSE
   Salaries and employee benefits                                        11,707       11,945
   Occupancy                                                              2,470        2,172
   Furniture and equipment                                                2,326        1,945
   FDIC insurance premiums                                                  175          136
   Professional fees                                                        494          581
   Data processing                                                          859          653
   Other real estate                                                        243          492
   Other                                                                  4,651        4,081
                                                                        -------      -------
       Total other operating expense                                     22,925       22,005
                                                                        -------      -------
INCOME BEFORE INCOME TAXES                                               16,977       25,225
INCOME TAXES                                                              4,986        8,704
                                                                        -------      -------
NET INCOME                                                               11,991       16,521
OTHER COMPREHENSIVE INCOME, NET OF TAX:
   Unrealized holding gains on securities available for sale arising
    during the period (net of taxes of $490 in 1998 and $468 in 1997)       729          710
                                                                        -------      -------
       Total other comprehensive income                                     729          710
                                                                        -------      -------
COMPREHENSIVE INCOME                                                    $12,720      $17,231
                                                                        -------      -------
                                                                        -------      -------
EARNINGS PER SHARE-BASIC                                                $ 27.72      $ 38.20
                                                                        -------      -------
                                                                        -------      -------
CASH DIVIDENDS DECLARED PER SHARE                                       $ 17.50      $ 13.50
                                                                        -------      -------
                                                                        -------      -------

The accompanying notes are an integral part of the consolidated financial statements.

                     WEST SUBURBAN BANCORP, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                   (Dollars in thousands, except per share data)
                                    (UNAUDITED)

                                                                         1998         1997
                                                                        -------      -------
INTEREST INCOME
  Loans, including fees                                                 $16,208      $17,502
                                                                        -------      -------
  Investment securities:
    Taxable                                                               5,922        5,901
    Nontaxable                                                              488          511
                                                                        -------      -------
      Total investment securities                                         6,410        6,412
  Deposits in financial institutions                                          9            4
  Federal funds sold                                                        453          298
                                                                        -------      -------
      Total interest income                                              23,080       24,216
                                                                        -------      -------
INTEREST EXPENSE
  Deposits                                                               10,763       11,409
  Other                                                                      44           40
                                                                        -------      -------
      Total interest expense                                             10,807       11,449
                                                                        -------      -------
      Net interest income                                                12,273       12,767

PROVISION FOR LOAN LOSSES                                                 1,187          276
                                                                        -------      -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                      11,086       12,491
                                                                        -------      -------
OTHER OPERATING INCOME
  Service fees                                                              788          849
  Net realized gain on sales of investment securities
    available for sale                                                      218            5
  Write-down of carrying value of investment securities
    available for sale                                                   (3,200)
  Trust fees                                                                 16           20
  Net gain on sale of loans originated for sale                             218           77
  Loan servicing                                                             99          126
  Net gain (loss) on sale of other real estate                               59           (4)
  Other                                                                   1,192          956
                                                                        -------      -------
      Total other operating income (loss)                                  (610)       2,029
                                                                        -------      -------
OTHER OPERATING EXPENSE
  Salaries and employee benefits                                          3,943        3,694
  Occupancy                                                                 884          708
  Furniture and equipment                                                   673          539
  FDIC insurance premiums                                                    51           52
  Professional fees                                                         175          136
  Data processing                                                           346          248
  Other real estate                                                         138          110
  Other                                                                   1,583        1,300
                                                                        -------      -------
      Total other operating expense                                       7,793        6,787
                                                                        -------      -------
INCOME BEFORE INCOME TAXES                                                2,683        7,733

INCOME TAXES                                                                331        2,610
                                                                        -------      -------
NET INCOME                                                                2,352        5,123

OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Unrealized holding gains on securities available for sale arising
    during the period (net of taxes of $428 in 1998 and $378 in 1997)       649          572
                                                                        -------      -------
      Total other comprehensive income                                      649          572
                                                                        -------      -------
COMPREHENSIVE INCOME                                                    $ 3,001      $ 5,695
                                                                        -------      -------
                                                                        -------      -------

EARNINGS PER SHARE-BASIC                                                $  5.44      $ 11.85
                                                                        -------      -------
                                                                        -------      -------
CASH DIVIDENDS DECLARED PER SHARE                                       $  6.50      $  4.50
                                                                        -------      -------
                                                                        -------      -------

The accompanying notes are an integral part of the consolidated financial statements.

                     WEST SUBURBAN BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                               (Dollars in thousands)
                                    (UNAUDITED)

                                                                          1998         1997
                                                                        --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                            $ 11,991     $ 16,521
                                                                        --------     --------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                        2,514        2,272
      Provision for loan losses                                            1,675          847
      (Benefit) provision for deferred income taxes                       (1,331)       1,609
      Net premium amortization and discount accretion of investment
        securities                                                           475          394
      Net realized gain on sales of investment securities available
        for sale                                                            (541)          (5)
      Write-down of carrying value of investment securities available
        for sale                                                           3,200
      Net gain on sale of loans held for sale                               (539)        (182)
      Proceeds from sale of loans held for sale                            7,025        1,675
      Origination of loans held for sale                                 (10,776)      (3,027)
      Loss (gain) on sale of premises and equipment                           49           (7)
      Gain on sale of other real estate                                      (89)      (1,466)
      Increase in accrued interest and other assets                         (668)        (684)
      (Decrease) increase in accrued interest and other liabilities       (2,682)       1,479
                                                                        --------     --------
         Total adjustments                                                (1,688)       2,905
                                                                        --------     --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                               10,303       19,426
                                                                        --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment securities available for sale:
     Proceeds from sales                                                  52,281
     Proceeds from maturities                                            126,575       46,408
     Purchases                                                          (152,002)     (96,198)
  Investment securities held to maturity:
     Proceeds from maturities                                            170,104       22,576
     Purchases                                                          (164,312)     (23,226)
  Purchase of minority interest in subsidiaries                              (26)        (250)
  Net decrease in loans                                                   29,841        3,685
  Purchases of premises and equipment                                     (4,039)      (3,131)
  Proceeds from sale of premises and equipment                                18            7
  Proceeds from sale of other real estate                                  2,015        2,553
                                                                        --------     --------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 60,455      (47,576)
                                                                        --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net (decrease) increase in total deposits                             (33,340)      33,463
   Decrease in FHLB advances                                                           (1,350)
   Cash dividends paid                                                    (7,569)      (5,622)
                                                                        --------     --------
     NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                 (40,909)      26,491
                                                                        --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      29,849       (1,659)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          60,334       68,650
                                                                        --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 90,183     $ 66,991
                                                                        --------     --------
                                                                        --------     --------
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest on deposits and other borrowings                          $ 35,524     $ 29,857
     Income taxes                                                          6,022        6,570
   Transfers from loans to other real estate                               2,427          395

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

During the first nine months of 1998, the Company's unrealized loss on securities available for sale improved $.7 million to a gain of $.5 million at September 30, 1998 from a $.2 million loss at December 31, 1997, net of taxes.

During the third quarter of 1998, the Company recognized a loss of $3.2 million representing the other-than-temporary impairment of the entire carrying value of an available for sale security (Class B Notes from a lease securitization purchased in 1997).

NOTE 3 - OUTSTANDING LINES OF CREDIT AVAILABLE - (Dollars in thousands)

                                     SEPTEMBER 30, 1998      December 31, 1997
                                     ------------------      -----------------
 Home equity lines                        $163,207               $152,292
 Commercial credit lines                   112,053                 89,245
 Letters of Credit                          26,322                 18,455
 Visa credit lines                          40,065                 38,672
                                          --------               --------
    Total commitments                     $341,647               $298,664
                                          --------               --------
                                          --------               --------

The Company had $24.8 million and $4.9 million of commitments to originate residential mortgage loans as of September 30, 1998 and December 31, 1997, respectively.

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

In June 1997, FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which was effective for the Company beginning January 1, 1998. SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has not yet completed its analysis of which operating segments, if any, the Company will be required to report separately.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BALANCE SHEET ANALYSIS

ASSET DISTRIBUTION. Total consolidated assets at September 30, 1998, decreased approximately $30.9 million (2.4%) to $1,262.8 million at September 30, 1998, from $1,293.7 million at December 31, 1997. Total cash and cash equivalents increased $29.9 million (49.5%) to $90.2 million at September 30, 1998, from $60.3 million at December 31, 1997. Cash and due from banks decreased $1.2 million to $37.1 million at September 30, 1998, from $38.3 million at December 31, 1997. Aggregate holdings in federal funds sold increased $30.8 million (141.5%) to $52.5 million at September 30, 1998 from $21.7 million at December 31, 1997. The increase in federal funds sold was the result of decreases in investment securities and total loans. Aggregate holdings in investment securities decreased $34.6 million (8.3%) to $383.3 million at September 30, 1998 from $417.9 million at December 31, 1997. The decrease in investment securities was primarily the result of redemptions of securities by issuers as they have exercised their call or redemption rights due to decreases in interest rates. The Company's objectives in managing the securities portfolio are driven by the dynamics of its entire balance sheet which includes managing the portfolio to maximize yield over an entire interest rate cycle while providing liquidity and minimizing market risk.

Total loans decreased $29.8 million (3.9%) to $742.5 million at September 30, 1998, from $772.3 million at December 31, 1997. The Company operates in a highly competitive environment for consumer and commercial credit. Management has begun to take steps that are intended to increase the Company's loan portfolio. During 1998, the Company recorded approximately $16.9 million of indirect automobile loans, $13.5 million of which were originated during the third quarter. Additionally, the Company hired a new commercial lender and continues to seek to hire additional commercial lenders. The Company will attempt to remain competitive in its market by offering competitive rates and loan products while not compromising its credit evaluation standards to attract new business.

Over the next 15 months, the Company intends to add four facilities to its branch network. The new locations will be located in the Aurora/Naperville area, the Romeoville area, the Bartlett/Hanover Park area and the St. Charles/West Chicago area. These facilities will allow the Company to serve new markets and enhance the Company's position as it continues to expand in the western suburbs of Chicago.

ALLOWANCE FOR LOAN LOSSES AND ASSET QUALITY. The Company maintains an allowance for loan losses to absorb possible losses in the loan portfolio. The allowance for loan losses is established after a determination of the potential credit risk of the loans held by the Company. Management evaluates the adequacy of the allowance based on past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral, and current and prospective economic conditions. The allowance for loan losses decreased $.2 million to $9.6 million at September 30, 1998 from $9.8 million at December 31, 1997. The ratio of the allowance for loan losses to total loans outstanding increased at September 30, 1998 to 1.30% compared to 1.27% at December 31, 1997. Nonperforming loans increased $13.2 million (168.3%) to $21.1 million at September 30, 1998 from $7.9 million at December 31, 1997. This increase was primarily due to the credit relationships with a leasing company being catagorized as nonaccrual during the third quarter of 1998 and three loans secured by commercial real estate and one loan secured by business assets being categorized as accruing loans 90 days past due. As of September 30, 1998 and December 31, 1997, total nonperforming loans to net loans were 2.9% and 1.0%, respectively. The allowance for loan losses was approximately 46% and 124% of the level of nonperforming loans at September 30, 1998 and December 31, 1997, respectively.

As of September 30, 1998, the Company had $11.4 million in loans outstanding to a leasing company consisting of a warehouse line of credit with a principal balance of $7.7 million and $3.7 million of purchased leases. The warehouse line of credit is secured by leases and various other assets owned by the leasing company. The leasing company was engaged in the business of originating and servicing small equipment leases, until May 1998 when it sold substantially all its assets. Subsequently, various irregularities in the leasing company's operations were discovered. In August 1998, the leasing company made an assignment for the benefit of creditors. The Company remains a secured creditor of the leasing company.

In addition, the Company owns Class B Notes issued in connection with lease securitizations arranged by the leasing company. During the third quarter of 1998, the Company recognized a loss of $3.2 million representing the other-than-temporary impairment of the entire carrying value of the Class B Notes, which were classified as available for sale investment securities.

As of the date of this filing, the Company is taking possession of all leases and other assets that secure the warehouse line of credit, seeking bids for the sale of these leases and the other assets as well as other leases it purchased from the leasing company, evaluating the continued retention of those leases, engaging in discussions with the trustee for and the other beneficial owner of the securitized leases, conducting negotiations with the guarantors of the leasing company's obligations, and exploring other possible ways to maximize realization.

The following table presents an analysis of the Company's nonperforming loans for the periods stated (dollars in thousands):


                                     SEPTEMBER 30, 1998   December 31, 1997   Dollar Change
                                     ------------------   -----------------   -------------
 Nonaccrual loans                         $13,209              $3,042            $10,167
 Accruing loans 90 days past due            7,906               4,829              3,077
                                          -------              ------            -------
   Total nonperforming loans              $21,115              $7,871            $13,244
                                          -------              ------            -------
                                          -------              ------            -------
 Nonperforming loans as a percent
   of net loans                              2.9%                1.0%
 Other real estate                        $ 2,951              $2,450            $   501
                                          -------              ------            -------
                                          -------              ------            -------

The following table presents an analysis of the Company's provision for loan losses for the periods stated (dollars in thousands):

                                                     1998                          1997
                                        --------------------------------    -------------------
                                        3rd Qtr.    2nd Qtr.    1st Qtr.    4th Qtr.    3rd Qtr.
                                        --------------------------------    --------------------
 Provision-quarter                      $1,187        $237        $251        $776        $276
 Provision-year to date                  1,675         488         251       1,623         847
 Net chargeoffs-quarter                  1,158         156         511         984         270
 Net chargeoffs-year to date             1,825         667         511       1,454         470
 Allowance at period end                 9,621       9,592       9,511       9,772       9,980

 Allowance to period end total loans     1.30%       1.30%       1.24%       1.27%       1.26%

LIABILITY DISTRIBUTION. Total liabilities decreased $36.0 million (3.1%) to $1,125.3 million at September 30, 1998 from $1,161.3 million at December 31, 1997. This decrease was primarily due to runoff in certificates of deposit. The Company believes that the present declining interest rate environment makes the cost of offering special rates to attract deposits outweigh any perceived benefits. Additionally, the Company believes that the current interest rate environment makes certificates of deposit less attractive to its customers when compared to other investment alternatives including investments in mutual funds and individual stocks. During the second quarter of 1998, the Company promoted a money market checking account as an alternative to savings accounts or certificates of deposit. The Company has attracted $93.0 million in money market checking from new funds and run-off from existing higher rate certificates of deposit. Management's goal is to promote its deposit products when feasible while preserving the Company's net interest margin.

Balances in the Company's major categories of deposits are summarized in the following table (dollars in thousands):

                                             September 30, 1998   December 31, 1997   Dollar change   Percent
                                             ------------------   -----------------   -------------   -------
 Demand and other noninterest-bearing            $  109,897          $  124,220         ($14,323)      (11.5)%
 NOW                                                 28,771              48,915          (20,144)      (41.2)
 Money market checking                               93,310                 283           93,027        N/A
 Money market savings                               458,523             465,683           (7,160)       (1.5)
 Time, $100,000 and over                             86,547              84,083            2,464         2.9
 Time, other                                        334,561             421,765          (87,204)      (20.7)
                                                 ----------          ----------         --------       -----
    Total                                        $1,111,609          $1,144,949         ($33,340)       (2.9)%
                                                 ----------          ----------         --------       -----
                                                 ----------          ----------         --------       -----

The Company attempts to remain well positioned in its market by offering competitive rates on its savings and certificate of deposit products.

SHAREHOLDERS' EQUITY. Shareholders' equity increased $5.1 million (3.9%) to $137.5 million at September 30, 1998 from $132.4 million at December 31, 1997. This increase was primarily the result of the net retention (after the declaration of dividends) of $5.2 million of the Company's comprehensive income during the first nine months of 1998.

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

CAPITAL RESOURCES

The Company's capital ratios as well as those of the Bank as of September 30, 1998 are presented below. All capital ratios are in excess of the regulatory capital requirements which call for a minimum total risk-based capital ratio of 8% for the Company and the Bank (at least one-half of the minimum total risk-based capital must consist of tier 1 capital), a minimum leverage ratio (3% for the most highly rated banks that do not expect significant growth; all other institutions are required to maintain a minimum leverage capital ratio of 4% to 5% depending on their particular circumstances and risk profiles) for the Company and the Bank. Bank holding companies and their subsidiaries are generally expected to operate at or above the minimum capital requirements and the ratios shown below are in excess of regulatory minimums and should allow the Company and the Bank to operate without capital adequacy concerns.

The following table sets forth selected regulatory capital ratios of the Company and the Bank at September 30, 1998:

                                                             Total
                                                Tier 1       Risk-
                                              Risk-Based     Based     Leverage
                                                Capital     Capital    Capital
                                                -------     -------    -------
 West Suburban Bancorp, Inc.                    13.45%       14.40%    10.62%
 West Suburban Bank                             11.65%       12.63%     9.06%

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") provided the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. Management has been advised that as of September 30, 1998 and December 31, 1997, the Bank qualified as a "well-capitalized" institution.

LIQUIDITY

Liquidity is managed to ensure there is sufficient cash flow to satisfy demand for credit, deposit withdrawals and attractive investment opportunities. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity and maturity schedules of earning assets and supporting liabilities.

Generally, the Company uses cash and cash equivalents to meet its liquidity needs. Additional liquidity is provided by maintaining assets which mature within a short time-frame or which may be quickly converted to cash without significant costs. These assets include interest-bearing deposits in financial institutions, federal funds sold and investment securities available for sale. As of September 30, 1998 and December 31, 1997, liquid assets represented 22.2% and 21.6% of total assets, respectively. A more detailed discussion concerning these assets is presented in the Asset Distribution Section of this report.


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

Listed below are the balances in the major categories of the rate sensitive assets and liabilities that are subject to repricing as of September 30, 1998 (dollars in thousands):

                                                    Three         Over three         Over one
                                                   months          months to          year to            Over
                                                   or less       twelve months      three years      three years         Total
                                                  --------       -------------      -----------      -----------     ------------
 Rate sensitive assets:
   Interest-bearing deposits in financial
     institutions                                 $    551                                                            $      551
   Federal funds sold                               52,500                                                                52,500
   Investment securities                            31,274         $ 42,428          $186,839          $122,766          383,307
   Loans                                           270,580          210,428           115,483           132,805          729,296
                                                  --------         --------          --------          --------       ----------
     Total interest-earning assets                $354,905         $252,856          $302,322          $255,571       $1,165,654
                                                  --------         --------          --------          --------       ----------
                                                  --------         --------          --------          --------       ----------
 Rate sensitive liabilities:
   Money market savings                           $458,523                                                            $  458,523
   Money market checking                            93,310                                                                93,310
   NOW                                              28,771                                                                28,771
   Time deposits:
     Less than $100,000                             53,842         $139,941          $117,403          $ 23,375          334,561
     $100,000 and over                              36,235           18,207            27,107             4,998           86,547
                                                  --------         --------          --------          --------       ----------
     Total interest-bearing liabilities           $670,681         $158,148          $144,510          $ 28,373       $1,001,712
                                                  --------         --------          --------          --------       ----------
                                                  --------         --------          --------          --------       ----------

 Interest sensitivity gap                        ($315,776)        $ 94,708          $157,812          $227,198
 Cumulative interest sensitivity gap              (315,776)        (221,068)          (63,256)          163,942       $  163,942
 Cumulative interest-earning assets as a
   percentage of cumulative
   interest-bearing liabilities                      52.9%            73.3%             93.5%            116.4%
 Cumulative interest sensitivity gap as a
   percentage of total assets                       (25.0)           (17.5)             (5.0)             13.0

The above table does not necessarily indicate the future impact of general interest rate movements on the Company's net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times and at different rate levels. Assets and liabilities are reported in the earliest time frame in which maturity or repricing may occur. The consolidated interest rate sensitivity position of the Company within the one year window at September 30, 1998 reflects cumulative net interest-earning assets compared to cumulative net interest-bearing liabilities of 73.3% and cumulative net interest-earning assets that reprice or mature within one year compared to total assets of negative 17.5%.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

NET INCOME. The Company's net income for the nine months ended September 30, 1998 and 1997 was approximately $12.0 million and $16.5 million, respectively. This represents a decrease of $4.5 million (27.4%) for the 1998 period when compared to the same period in 1997. This was partially due to the decrease in other operating income in 1998 when compared to the same period in 1997. Additionally, during the third quarter of 1998, the Company recognized a loss of $3.2 million representing the other-than-temporary impairment of the entire carrying value of the Class B Notes, which were classified as available for sale investment securities. During the first quarter of 1997, the Company recorded $2.3 million of income related to a settlement of a claim arising from an investment that it made during the late 1980's. During this same period, the Company also sold its interest in a property held as other real estate for $1.5 million. As this property had been written off, this amount was reflected as a gain on sale of other real estate. Net interest income decreased $.8 million. Provision for loan losses increased $.8 million and other operating expense increased by $.9 million. These decreases to income and increases to expense were partially offset by decreases to income tax expense of $3.7 million.

INTEREST INCOME. Total interest income, on a tax equivalent basis, decreased $1.8 million for the nine months ended September 30, 1998 compared to the same period in 1997. This decrease was primarily attributable to decreases in the Company's average loan balances of $42.2 million to $747.4 million at September 30, 1998 from $789.6 million at September 30, 1997. Yields on total average interest-earnings assets decreased primarily due to average higher levels of investment securities (which generally have lower yields when compared to loans). Interest on the Company's securities portfolio declined as higher average balances outstanding were invested in lower yielding securities resulting from a declining interest rate environment.

INTEREST EXPENSE. Total interest expense decreased $.8 million for the nine months ended September 30, 1998 compared to the same period during 1997. Interest on deposits decreased $.6 million during this period. Average interest-bearing liabilities decreased $7.1 million to $1,026.9 million at September 30, 1998 from $1,034.0 million at September 30, 1997.

The following table reflects the extent to which changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest rates have affected net interest income on a tax equivalent basis for the nine month period ended September 30, 1998, as compared to the same period in 1997 (dollars in thousands):

                                         CHANGE IN:
 INTEREST INCOME                           VOLUME       RATE       TOTAL
                                         ----------   -------     -------
 Interest-bearing deposits in
   financial institutions                $     8                   $    8
 Federal funds sold                          785        ($13)         772

 Investment securities                     1,179        (435)         744
 Loans                                    (2,776)       (592)      (3,368)
                                         -------      ------       ------
     Total interest income                  (804)     (1,040)      (1,844)
                                         -------      ------       ------
 INTEREST EXPENSE
 Interest-bearing deposits                (1,105)        483         (622)
 Borrowed funds                               19        (226)        (207)
                                         -------      ------       ------
     Total interest expense               (1,086)        257         (829)
                                         -------      ------       ------
     Net interest income                 $   282     ($1,297)     ($1,015)
                                         -------      ------       ------
                                         -------      ------       ------

The following table presents an analysis of the Company's interest-earning assets, interest-bearing liabilities, and non-interest-bearing deposits, volumes for the periods stated on a cumulative basis as of the date indicated (dollars in thousands):

                                                          1998                              1997
                                       ---------------------------------------    ------------------------
                                         SEPT. 30        June 30      March 31       Dec. 31      Sept. 30
                                       ---------------------------------------    ------------------------
 Average investment securities         $  393,778     $  382,510    $  375,737    $  377,580    $  368,550

 Average loans                            747,424        751,066       760,041       781,655       789,576

 Average interest-earning assets        1,195,606      1,198,477     1,189,645     1,195,400     1,193,192

 Average noninterest-bearing deposits     106,664        106,169       103,688       110,248       104,502

 Average interest-bearing deposits      1,024,082      1,024,263     1,017,207     1,032,768     1,027,120

 Average deposits                       1,130,746      1,130,432     1,120,895     1,143,016     1,131,622

 Average interest-bearing liabilities   1,026,921      1,027,171     1,020,096     1,038,621     1,033,989

PROVISION FOR LOAN LOSSES. The Company's provision for loan losses increased $.8 million (97.8%) for the nine months ended September 30, 1998 compared to the same period in 1997. This was partially due to the increase in nonperforming loans during 1998. Management monitors its nonperforming loans closely and will initiate further increases to the provision for loan losses as warranted. See the section entitled "Allowance for Loan Losses and Asset Quality " above.

OTHER OPERATING INCOME. Total other operating income decreased $5.7 million (56.9%) for the nine months ended September 30, 1998 compared to the same period in 1997. This decrease was primarily due to the Company settling a claim relating to an investment that it made during the late 1980's. During the first quarter of 1997, the Company recorded $2.3 million of income related to this matter. During the first quarter of 1997, the Company also sold its interest in a property held as other real estate for $1.5 million. As the property had been written off, accordingly, this amount represented a gain recognized as other operating income. Additionally, during the third quarter of 1998, the Company recognized a loss of $3.2 million representing the other-than-temporary impairment of the entire carrying value of the Class B Notes, which were classified as available for sale investment securities which was partially offset by $.5 million from gains on sale of investment securities. Gains on sales of loans originated for sale increased $.4 million for the nine months ended September 30, 1998 compared to the same period in 1997. The Company does not presently retain servicing on sold loans which has resulted in decreasing servicing fees that is recognized by increased gains on sales of loans originated for sale. Other income increased $.8 million primarily due to increased fee revenue from increased mortgage application volume and safe deposit box rentals which increased due to the increased number of facilities offering safe deposit boxes.

OTHER OPERATING EXPENSE. Total other operating expense increased $.9 million (4.2%) for the nine months ended September 30, 1998 compared to the same period in 1997. Salary and employee benefits decreased $.2 million as the 1997 amount of salaries and employee benefits included severance payouts made to two former executives of the Company. Occupancy expense and furniture and equipment expense increased by $.3 and $.4 million, respectively. Other real estate expense decreased by $.2 million. This decrease was offset by an increase in other expense of $.6 million due to increased loan expense, other losses, outside temporary service due to increased mortgage originations.

INCOME TAXES. Income tax expense decreased $3.7 million (42.7%) for the nine months ended September 30, 1998 to $5.0 million from $8.7 million. The decrease was principally due to lower taxable income.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

NET INCOME. The Company's net income for the three months ended September 30, 1998 and 1997, was approximately $2.4 million and $5.1 million, respectively. This represents a decrease of $2.7 million (54.1%) for the 1998 period when compared to the same period in 1997. This was partially due to the increase in provision for loan losses resulting from the increase in nonperforming loans. During the third quarter of 1998, the Company recognized a loss of $3.2 million representing the other-than-temporary impairment of the entire carrying value of the Class B Notes, which were classified as available for sale investment securities. Net interest income decreased $.5 million. Other operating expense increased $1.0 million. These decreases to income and increases to expense were partially offset by a decrease to income tax expense of $2.3 million.

INTEREST INCOME. Total interest income decreased $1.1 million for the three months ended September 30, 1998 compared to the same period in 1997 and resulted primarily from decreased volume in the loan portfolio. This decrease was partially offset by an increase to federal funds sold income of $.2 million. The increase resulted from the Company increasing its holdings in federal funds sold to maximize liquidity and income in a declining interest rate environment. Additionally, investment securities income remained level for the three months ended September 30, 1998 when compared to the same period in 1997.

INTEREST EXPENSE. Total interest expense decreased $.6 million for the three months ended September 30, 1998 compared to the same period during 1997. This was due to lower balances and costs associated with certificates of deposit. Additionally, higher balances and costs associated with money market checking accounts partially offset this decrease to expense.

PROVISION FOR LOAN LOSSES. The Company's provision for loan losses increased $.9 million (330.1%) for the three months ended September 30, 1998 compared to the same period in 1997. This was primarily due to the increase in nonperforming loans during 1998. See the section entitled "Allowance for Loan Losses and Asset Quality" above.

OTHER OPERATING INCOME. Total other operating income decreased $2.6 million (130.1%) for the three months ended September 30, 1998, compared to the same period in 1997. During the third quarter of 1998, the Company recognized a loss of $3.2 million representing the other-than-temporary impairment of the entire carrying value of the Class B Notes, which were classified as available for sale investment securities. Additionally, there were increases in gains on sale of loans originated for sale of $.1 million and an increase to other income of $.2 million.

OTHER OPERATING EXPENSE. Total other operating expense increased $1.0 million (14.8%) for the three months ended September 30, 1998, compared to the same period in 1997. Salary and employee benefits increased $.2 million. Occupancy expense increased by $.2 million. Furniture and equipment expense increased by $.1 million.

Data processing expense increased by $.1 million. Additionally, other expense increased $.3 million. This increase was primarily due to increased loan expense and other losses expense.

INCOME TAXES. Income tax expense decreased $2.3 million (87.3%) for the three months ended September 30, 1998, to $.3 million from $2.6 million. This decrease was principally due to lower taxable income.

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

Recent Regulatory Developments/Year 2000

The federal banking regulators recently issued guidelines establishing minimum safety and soundness standards for achieving Year 2000 compliance. The guidelines, which took effect October 15, 1998 and apply to all FDIC-insured depository institutions, establish standards for developing and managing Year 2000 project plans, testing remediation efforts and planning for contingencies. The guidelines are based upon guidance previously issued by the agencies under the auspices of the Federal Financial Institutions Examination Council (the "FFIEC"), but are not intended to replace or supplant the FFIEC guidance which will continue to apply to all federally insured depository institutions.

The guidelines were issued under section 39 of the Federal Deposit Insurance Act, as amended (the "FDIA"), which requires the federal banking regulators to establish standards for the safe and sound operation of federally insured depository institutions. Under section 39 of the FDIA, if an institution fails to meet any of the standards established in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Such an order is enforceable in court in the same manner as a cease and desist order. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. In addition to the enforcement procedures established in section 39 of the FDIA, noncompliance with the standards established by the guidelines may also be grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

During 1996, the Company initiated the process of preparing its computer systems and applications for the Year 2000. This process involves updating or replacing certain of the Company's computer hardware components and software applications and communicating with vendors and external service providers to confirm that their applications are Year 2000 compliant. The Company has tested and replaced, as necessary, its critical computer hardware components and software applications and will continue its testing procedures in order to ensure that its computer hardware components and software applications are Year 2000 compliant and that the operations of the Company will not be adversely effected. The Company believes that the cost that will be incurred in connection with testing and replacing hardware and software applications will not have a material effect on its results of operations. Purchased computer hardware components and software applications are capitalized in accordance with the Company's policy. All internal and external costs are expensed when incurred. The Company has a "Year 2000 Contingency Plans and Disaster Recovery Policy" in place.

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

None

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     27   Financial Data Schedule

B. Reports on Form 8-K - The Company did not file a report on Form 8-K during the three months ended September 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              WEST SUBURBAN BANCORP, INC.
                              (Registrant)


Date: November 13, 1998
                              /s/   Kevin J. Acker
                              ---------------------------------
                              KEVIN J. ACKER
                              CHAIRMAN OF THE BOARD




                              /s/   Duane G. Debs
                              ---------------------------------
                              DUANE G. DEBS
                              PRESIDENT AND CHIEF FINANCIAL OFFICER

                                 INDEX OF EXHIBITS


                                                                   Sequential
                                                                    Page No.
                                                                    --------
27.            Financial Data Schedule                                 20