Form 10-K
period 1998-12-31
WEST SUBURBAN BANCORP INC
filed 1999-03-29
CIK 805080

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

             |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     For fiscal year ended December 31, 1998

                                       OR

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For transition period from __________ to __________

                        Commission File Number 0 - 17609

                           WEST SUBURBAN BANCORP, INC.
           ----------------------------------------------------------
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

                           COMMON STOCK, NO PAR VALUE
                           --------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this form 10-K |X|
                   -
         The index to exhibits is located on page 28 of 86 total sequentially numbered pages.

         The aggregate market value of voting common stock of Registrant held by non-affiliates as of December 31, 1998 was $136,479,816 (1). At December 31, 1998, the total number of shares of Common Stock outstanding was 432,495.

Documents Incorporated by Reference:

         Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1998 are incorporated by reference into Parts I, II and IV hereof, to the extent indicated herein. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 1999 are incorporated by reference in
Part III hereof, to the extent indicated herein.

----------
(1) Based on the last reported price of an actual transaction in Registrant's common stock on February 2, 1999, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of common stock of Registrant.

                           WEST SUBURBAN BANCORP, INC.

                          1998 Form 10-K Annual Report

                                Table of Contents

                                     PART I
                                                                      Sequential
                                                                     Page Number

Item 1.  Business............................................................. 4
Item 2.  Properties...........................................................19
Item 3.  Legal Proceedings....................................................21
Item 4.  Submission of Matters to a Vote of Security Holders..................21

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters............................................................22
Item 6.  Selected Financial Data..............................................22
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................23
Item 7A. Quantitative and Qualitative Disclosures about Market Risk...........23
Item 8.  Financial Statements and Supplementary Data..........................23
Item 9.  Changes in and Disagreements With Accountants on Accounting and
           Financial Matters .................................................23

                                    PART III

Item 10. Directors and Executive Officers of the Registrant...................24
Item 11. Executive Compensation...............................................24
Item 12. Security Ownership of Certain Beneficial Owners and Management.......24
Item 13. Certain Relationships and Related Transactions.......................24

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K......25

Form 10-K Signature Page......................................................27

This report may contain certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company (as defined below) intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of indicating such intent. Forward-looking statements which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of West Suburban and the Bank (as defined below) include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Bank's loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

                                     PART I

ITEM 1. BUSINESS

REGISTRANT AND ITS SUBSIDIARY

West Suburban Bancorp, Inc., an Illinois corporation ("West Suburban"), is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA") and the parent company of West Suburban Bank, Lombard, Illinois. West Suburban Bank may be referred to as the "Bank" and, collectively, with West Suburban, may be referred to as the "Company."

West Suburban was incorporated in 1986 and became the parent bank holding company of the Bank in 1988. On July 13, 1990, West Suburban acquired a federally-chartered thrift, thereby becoming a thrift holding company until that entity was merged into the Bank in 1997.

The Bank is headquartered in the western suburbs of Chicago among some of the faster growing areas in Illinois. Due to the nature of the market areas served by the Bank, the Bank provides a wide range of financial services to individuals and small to medium size businesses. The western suburbs of Chicago have a diversified economy, with many corporate headquarters and numerous small to medium size industrial and non-industrial businesses.

The Bank engages in a general full service retail banking business and offers a broad variety of consumer and commercial products and services. The Bank also offers insurance services through West Suburban Insurance Services, Inc., travel agency services through Travel With West Suburban, land trust services, safe deposit boxes and extended banking hours, including Sunday hours and 24-hour banking through either a proprietary network of 36 automated teller machines ("ATMs") or Tele-Bank 24, a bank-by-phone system. Other consumer related services are available, including investment products and a competitively priced VISA card through West Suburban Bank Card Services. The Bank also offers its customers a debit card called the West Suburban Bank Check Card.

The following table sets forth financial and other information concerning the Bank as of and for the year ended December 31, 1998:

                               WEST SUBURBAN BANK
                             (Dollars in thousands)

                                                                        Share-                               Return on Average
Year Formed/Year                   Number of            Total          holder's            Net         ----------------------------
Affiliated With the Parent         Locations            Assets          Equity           Income          Assets            Equity
----------------------------    ---------------     --------------    -----------      ----------      ----------        ----------
West Suburban Bank                    32              $1,307,811       $117,607          $16,217          1.3%              14.0%
    (1962/1988)

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

EMPLOYEES

The Company employed 643 persons (506 full time equivalent employees) on December 31, 1998. The Company believes that its relationship with its employees is good.

SUPERVISION AND REGULATION

General

Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Federal Deposit Insurance Corporation (the "FDIC"), the Illinois Commissioner of Banks and Real Estate (the "Commissioner"), the Internal Revenue Service, state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of applicable statutes, regulations and regulatory policies can be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions, such as the Company and its subsidiaries, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and its subsidiaries establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

The following is a summary of the material elements of the regulatory framework that applies to the Company and its subsidiaries. It does not describe all of the statutes, regulations and regulatory policies that apply to the Company and its subsidiaries, nor does it restate all of the requirements of the statutes, regulations and regulatory policies that are described. As such, the following is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies. Any change in applicable law, regulations or regulatory policies may have a material effect on the business of the Company and its subsidiaries.

Recent Regulatory Developments

PENDING LEGISLATION. Legislation has been introduced in the Congress that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. The expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed. At this time, the Company is unable to predict whether the proposed legislation will be enacted and, therefore, is unable to predict the impact such legislation may have on the Company and its subsidiaries.

The Company

GENERAL. West Suburban, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, West Suburban is registered with, and is subject to regulation by, the Federal Reserve under the BHCA. In accordance with Federal Reserve policy, West Suburban is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where West Suburban might not otherwise do so. Under the BHCA, West Suburban is subject to periodic examination by the Federal Reserve. West Suburban is also required to file with the Federal Reserve periodic reports of West Suburban's operations and such additional information regarding West Suburban and its subsidiaries as the Federal Reserve may require. West Suburban is also subject to regulation by the Commissioner under the Illinois Bank Holding Company Act, as amended.

INVESTMENTS AND ACTIVITIES. Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after the acquisition, it would own or control more than 5% of the shares of the other bank or bank holding company (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state within the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

The BHCA also generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the Federal Reserve, the Company and its non-bank subsidiaries are permitted to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Federal law also prohibits any person or company from acquiring "control" of a bank or a bank holding company without prior notice to the appropriate federal bank regulator. "Control" is defined in certain cases as the acquisition of 10% of the outstanding shares of a bank or bank holding company.

CAPITAL REQUIREMENTS. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the company's allowance for loan and lease losses.

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (I.E., Tier 1 capital less all intangible assets), well above the minimum levels.

As of December 31, 1998, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements, with a risk-based capital ratio of 13.5% and a leverage ratio of 10.4%.

DIVIDENDS. The Illinois Business Corporation Act, as amended, prohibits West Suburban from paying a dividend if, after giving effect to the dividend: (i) the Company would be insolvent; or (ii) the net assets of the Company would be less than zero; or (iii) the net assets of the Company would be less than the maximum amount then payable to shareholders of the Company who would have preferential distribution rights if the Company were liquidated. Additionally, the Federal Reserve has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

FEDERAL SECURITIES REGULATION. West Suburban's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Bank

GENERAL. The Bank is an Illinois-chartered bank, the deposit accounts of which are insured by the FDIC's Bank Insurance Fund ("BIF"). As a BIF-insured, Illinois-chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Illinois banks, and the FDIC, as administrator of the BIF.

DEPOSIT INSURANCE. As a FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

During the year ended December 31, 1998, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 1999, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution (i) has engaged or is engaging in unsafe or unsound practices, (ii) is in an unsafe or unsound condition to continue operations or (iii) has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members. Between January 1, 2000 and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a PRO RATA basis. During the year ended December 31, 1998, the FICO assessment rate for SAIF members ranged between approximately 0.061% of deposits and approximately 0.063% of deposits, while the FICO assessment rate for BIF members ranged between approximately 0.012% of deposits and approximately 0.013% of deposits. During the year ended December 31, 1998, the Bank paid FICO assessments totaling $.22 million.

SUPERVISORY ASSESSMENTS. All Illinois banks are required to pay supervisory assessments to the Commissioner to fund the operations of the Commissioner. The amount of the assessment is calculated based on the bank's total assets, including consolidated subsidiaries, as reported to the Commissioner. During the year ended December 31, 1998, the Bank paid supervisory assessments to the Commissioner totaling $.11 million.

CAPITAL REQUIREMENTS. The FDIC has established the following minimum capital standards for state-chartered insured banks, such as the Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the Federal Reserve's capital guidelines for bank holding companies (SEE "--The Company--Capital Requirements").

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

During the year ended December 31, 1998, the Bank was not required by the FDIC to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 1998, the Bank exceeded its minimum regulatory capital requirements with a leverage ratio of 9.2% and a risk-based capital ratio of 12.2%.

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the institution to submit a capital restoration plan; limiting the institution's asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. As of December 31, 1998, the Bank was "well capitalized," as defined by FDIC regulations.

DIVIDENDS. Under the Illinois Banking Act, Illinois-chartered banks may not pay, without prior regulatory approval, dividends in excess of their net profits.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 1998. As of December 31, 1998, approximately $22.9 million was available to be paid as dividends to West Suburban by the Bank. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

INSIDER TRANSACTIONS. The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of West Suburban or one of its subsidiaries or a principal stockholder of West Suburban may obtain credit from banks with which the Bank maintains a correspondent relationship.

SAFETY AND SOUNDNESS STANDARDS. The federal banking agencies have adopted guidelines which establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In addition, in October 1998, the federal banking regulators issued safety and soundness standards for achieving Year 2000 compliance, including standards for developing and managing Year 2000 project plans, testing remediation efforts and planning for contingencies.

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

BRANCHING AUTHORITY. Illinois banks, such as the Bank, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals.

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), both state and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Illinois has enacted legislation permitting interstate mergers, subject to certain conditions, including a prohibition against interstate mergers involving an Illinois bank that has been in existence and continuous operation for fewer than five years.

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

FEDERAL RESERVE SYSTEM. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $46.5 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $46.5 million, the reserve requirement is $1.395 million plus 10% of the aggregate amount of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

INSURANCE SUBSIDIARY. The Bank is the sole shareholder of West Suburban Insurance Services, Inc. ("WSIS"), an Illinois corporation licensed as a general insurance agency by the Illinois Department of Insurance (the "Department"). WSIS is subject to supervision and regulation by the Department with regard to compliance with the laws and regulations governing insurance agents and by the Commissioner and the FDIC with regard to compliance with banking laws and regulations applicable to subsidiaries of Illinois-chartered, FDIC-insured banks.

EXECUTIVE OFFICERS OF THE COMPANY

The names and ages of the executive officers of West Suburban, along with a brief description of the business experience of each such person, during the past five years, and certain other information is set forth below:

Name (Age) and Position
and Offices with West Suburban                            Principal Occupations and Employment
(year first elected to office)                            for Past Five Years and Other Information
------------------------------------------------------    ---------------------------------------------------------
Kevin J. Acker (49)                                       Senior Vice President, Marketing of the Bank since
    Chairman of the Board (1993) and Vice                     1997. Director and President of West Suburban
    President (1986)                                          Bank of Carol Stream/Stratford Square 1982 -
                                                              May 1997

Keith W. Acker (49)                                       Director and President of the Bank since 1986.
    Chief Operating Officer (1996)                            Chairman of the Board of West Suburban Bank
                                                              1986 - May 1997

Duane G. Debs (42)                                        Senior Vice President and Comptroller of the Bank
    President (1997) and Chief Financial Officer              since 1997. President of West Suburban Bank of
    (1993)                                                    Downers Grove/Lombard 1996 - May 1997.
                                                              Director of West Suburban Bank of
                                                              Downers Grove/Lombard 1993 - May 1997. Vice
                                                              President and Comptroller of the Bank since 1987

Michael P. Brosnahan (49)                                 Senior Vice President, Loans of the Bank since
    Vice President (1997)                                     1989. Director of West Suburban Bank of Aurora
                                                              1990 - May 1997

STATISTICAL DATA

The statistical data required by Securities and Exchange Act of 1934, as amended (the "1934 Act") Industry Guide 3, "Statistical Disclosure By Bank Holding Companies," has been incorporated by reference from the Company's 1998 Annual Report to Shareholders (attached as Exhibit 13.1 hereto) or is set forth below. This data should be read in conjunction with the Company's 1998 Consolidated Financial Statements and related notes, and the discussion included in Management's Discussion and Analysis of Financial Condition and Results of Operations as set forth in the Company's 1998 Annual Report to Shareholders.

Investment Securities

The following table sets forth by category the amortized cost of securities at December 31 (dollars in thousands):

                                                           1998             1997             1996
                                                       ------------     ------------     -------------
Available For Sale:
    Corporate                                              $144,301         $170,335           $64,634
    U.S. Government agencies and corporations                46,327           26,550            63,591
    U. S. Treasury                                              505           12,084            16,151
    States and political subdivisions                         1,188            1,178             1,168
    Preferred stock and other equity securities              12,626            8,745            14,070
                                                       ------------     ------------     -------------
         Total investment securities available for sale     204,947          218,892           159,614
                                                       ------------     ------------     -------------
Held To Maturity:
    U.S. Government agencies and corporations               136,467          162,176           130,250
    States and political subdivisions                        35,212           37,116            39,941
                                                       ------------     ------------     -------------
         Total investment securities held to maturity       171,679          199,292           170,191
                                                       ------------     ------------     -------------
         Total investment securities                       $376,626         $418,184          $329,805
                                                       ============     ============     =============

The following table sets forth by contractual maturity the amortized cost and weighted average yield (not tax-effected) of investment securities available for sale at December 31, 1998 (dollars in thousands):

                                                      U.S. Government
                                                       Agencies and                              States and Political
                                 Corporate              Corporations          U.S. Treasury          Subdivisions
                            --------------------   ---------------------  ---------------------  ---------------------
                                        Weighted               Weighted               Weighted               Weighted
                            Amortized   Average    Amortized    Average   Amortized    Average   Amortized    Average
                               Cost      Yield        Cost       Yield       Cost       Yield       Cost       Yield
                            ----------  --------   ----------  ---------  ----------  ---------  ----------  ---------
Within one year               $ 46,846      6.95%     $23,214       5.87%
After 1 year but within 5       97,455      7.08       23,034       5.46        $505      6.38%        $988       4.30%
After 5 years but within 10                                 5       8.00
After 10 years                                             74                                           200       5.05
                            ----------  ---------  ----------  ----------  ----------  ---------  ---------  ----------
  Total                       $144,301      7.04%     $46,327       5.66%       $505      6.38%      $1,188       4.43%
                            ==========  =========  ==========  ==========  ==========  =========  =========  ==========

The following table sets forth, by contractual maturity, the amortized cost and weighted average yield of investment securities held to maturity at December 31, 1998. Yields on tax-exempt securities represent actual coupon yields (dollars in thousands):

                                U.S. Government
                                  Agencies and              States and Political
                                  Corporations                  Subdivisions
                           --------------------------    ---------------------------
                                           Weighted                       Weighted
                            Amortized       Average       Amortized        Average
                              Cost           Yield          Cost            Yield
                           -----------    -----------    -----------     -----------
Within one year               $ 23,363           5.35%       $ 3,809            3.80%
After 1 year but within 5       96,092           5.60         12,850            4.11
After 5 years but within 10     14,225           6.36          6,958            5.02
After 10 years                   2,787           6.00         11,595            6.34
                           -----------    -----------    -----------     -----------
  Total                       $136,467           5.65%       $35,212            4.99%
                           ===========    ===========    ===========     ===========

Loan Portfolio

The following table sets forth the major loan categories at December 31 (dollars in thousands):

                                 1998              1997              1996             1995              1994
                             -------------     -------------      -----------     ------------      -------------
Commercial (1)                    $225,774          $233,343         $232,210         $200,986           $156,896
Installment (1)                     16,468            21,015           37,511           37,986             33,542
Indirect Auto                       30,412
Real estate:
  Mortgage                         289,934           292,675          299,664          302,062            305,010
  Home equity                      111,446           127,587          124,805          120,802            120,373
  Construction                      69,640            72,415           73,432           81,787             72,990
  Held for sale                     16,514             4,491            1,043            1,523                449
VISA-credit card                    14,210            16,235           17,951           19,034             21,342
Other                                6,748             4,549            7,229            5,407              7,048
                             -------------     -------------      -----------     ------------      -------------
    Total loans                    781,146           772,310          793,845          769,587            717,650
Less:
  Allowance for loan losses          9,998             9,772            9,603            8,900              8,445
                             -------------     -------------      -----------     ------------      -------------
    Loans, net                    $771,148          $762,538         $784,242         $760,687           $709,205
                             =============     =============      ===========     ============      =============

(1) In early 1998, installment loans ($20.2 million) for commercial loan customers were reclassified for the years 1998 and 1997 to commercial loans. Balances prior to 1997 were not reclassified.

The following table sets forth the maturity and interest rate sensitivity of selected loan categories at December 31, 1998 (dollars in thousands):

                                             Remaining Maturity
                         ----------------------------------------------------------
                          One year        One to           Over
                           or less      five years      five years        Total
                         -----------   -------------   ------------    ------------
Real estate-construction    $ 69,640                                       $ 69,640
Other loans                  407,197        $237,481        $66,828         711,506
                         -----------   -------------   ------------    ------------
  Total                     $476,837        $237,481        $66,828        $781,146
                         ===========   =============   ============    ============

Variable rate                               $102,182                       $102,182
Fixed rate                                   135,299        $66,828         202,127
                                       -------------   ------------    ------------
  Total                                     $237,481        $66,828        $304,309
                                       =============   ============    ============

Nonperforming Loans

The following table sets forth the aggregate amount of nonperforming loans and selected ratios at December 31 (dollars in thousands):

                                                 1998            1997            1996             1995             1994
                                              -----------     -----------     -----------     ------------     ------------
Nonaccrual loans                                  $14,979         $ 3,042          $2,283          $ 1,478          $   279
Accruing loans past due over 90 days                3,621           4,829           3,813           11,405            4,448
                                              -----------     -----------     -----------     ------------     ------------
   Total nonperforming loans                       18,600           7,871           6,096           12,883            4,727
Other real estate                                   1,742           2,450           2,757            8,317           10,458
                                              -----------     -----------     -----------     ------------     ------------
   Total nonperforming assets                     $20,342         $10,321          $8,853          $21,200          $15,185
                                              ===========     ===========     ===========     ============     ============
Ratio of nonperforming loans to
  net loans                                           2.4%            1.0%             .8%             1.7%              .7%
                                              ===========     ===========     ===========     ============     ============
Ratio of nonperforming assets to
  total assets                                        1.6%             .8%             .7%             1.8%             1.5%
                                              ===========     ===========     ===========     ============     ============

The Company's policy is to discontinue accruing interest on a loan when it becomes 90 days past due or when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of principal or interest is doubtful. In some circumstances a loan that is more than 90 days past due can remain on accrual status if it can be established that payment will be received within another 90 days or if it is fully secured and in process of collection. When a loan has been placed on nonaccrual status, interest that has been earned but not collected is charged back to the appropriate interest income account. When payments are received on nonaccrual loans they are first applied to principal, then to expenses incurred for collection and finally to interest income. The gross amount of interest that would have been recorded if all nonaccruing loans had been accruing interest at their original terms was approximately $615 for the year ended December 31, 1998 and no interest on nonaccruing loans was recorded in operations for the year ended December 31, 1998.

As of December 31, 1998, the Company had $9.4 million in credit exposure to a leasing company consisting of a warehouse line of credit with a principal balance of $7.3 million and $2.1 million of leases purchased from the leasing company on a limited recourse basis. The warehouse line of credit is secured by leases and various other assets. The leasing company was engaged in the business of originating and servicing small equipment leases until May 1998 when it sold substantially all of its assets. Subsequently, various irregularities in the leasing company's operations were discovered. In August 1998, the leasing company made an assignment for the benefit of creditors. The Company remains a secured creditor of the leasing company.

The Company has taken possession of certain leases and other assets that secure the warehouse line of credit and has arranged for the continued servicing of the leases. The Company is evaluating the continued retention or sale of these leases as well as the purchased leases. The Company is also conducting negotiations with the guarantors of the leasing company's obligations and exploring other possible ways to maximize realizations.

In addition, the Company owns Class B Notes issued in connection with lease securitizations arranged by the leasing company. During the third quarter of 1998, the Company recognized a loss of $3.2 million representing the other-than-temporary impairment of the entire carrying value of the Class B Notes, which were classified as available for sale investment securities. The leases that comprise the underlying assets of the Class B Notes are serviced by the institution that serves as the indenture trustee of the trust pursuant to which Class B Notes were issued.

The Company's impaired loans consisted of commercial and non-residential mortgage loans totaling $32,161 at December 31, 1998 and $17,156 at December 31, 1997. Of these impaired loans, $485 required a valuation allowance of $36 at December 31, 1998 compared to impaired loans of $2,496 with a valuation allowance of $676 at December 31, 1997. The average outstanding balance of impaired loans was approximately $35,856 and $15,718 for the years ended December 31, 1998 and 1997, respectively. The interest income recognized on impaired loans was approximately $2,391 and $1,324 for the years ended December 31, 1998 and 1997, respectively. The Company had no impaired real estate construction loans during 1998 or 1997.

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

The following table sets forth the activity in the allowance for loan losses for the years ended and at December 31 (dollars in thousands):

                                                   1998            1997             1996             1995              1994
                                               ------------     -----------     ------------     -------------     ------------
Allowance for loan losses at beginning of
  period                                             $9,772          $9,603           $8,900            $8,445           $7,125
Loans charged-off:
  Commercial                                          1,868             956              484               914              302
  Installment                                            77             213               87                47              162
  Real estate mortgages                                 237              58                4               311              463
  Home equity                                            37              31                                 46                7
  VISA - credit card                                    483             452              495               404              356
  Other                                                  30              22               27                 7                2
                                               ------------     -----------     ------------     -------------     ------------
    Total loans charged-off                           2,732           1,732            1,097             1,729            1,292
Loan recoveries:
  Commercial                                            124              48              112               100               66
  Installment                                            58              65               31                56               98
  Real estate mortgages                                  91               6                6                 8                5
  Home equity                                                                              1
  VISA - credit card                                    114             153              142               169              227
  Other                                                   8               6                3                 1
                                               ------------     -----------     ------------     -------------     ------------
    Total loan recoveries                               395             278              295               334              396
                                               ------------     -----------     ------------     -------------     ------------
    Net loans charged-off                             2,337           1,454              802             1,395              896
Provision for loan losses                             2,563           1,623            1,505             1,850            2,216
                                               ------------     -----------     ------------     -------------     ------------
Allowance for loan losses at end of period           $9,998          $9,772           $9,603            $8,900           $8,445
                                               ============     ===========     ============     =============     ============
Allowance for loan losses to total loans              1.28%           1.27%            1.21%             1.16%            1.18%
                                               ============     ===========     ============     =============     ============
Net chargeoffs to average total loans                  .31%            .19%             .10%              .19%             .13%
                                               ============     ===========     ============     =============     ============

The entire allowance for loan losses is available to absorb losses in any particular category of loans, notwithstanding management's allocation of the allowance. The following table sets forth the allocation of allowance for loan losses and the percentage of loans in each category to total loans at December 31 (dollars in thousands):

                          1998               1997                1996                1995                1994
                   ------------------  -----------------   -----------------  ------------------  ------------------
                    Amount      %       Amount      %      Amount       %      Amount      %       Amount      %
                   --------  --------  --------  -------   -------   -------  --------  --------  --------  --------
Commercial           $5,418      37.8%   $4,000     39.6%   $4,299      38.5%   $4,403      36.7%   $3,714      32.0%
Installment and other   170       3.0       331      3.3       392       5.6       385       5.6       331       5.7
Indirect auto           152       3.9
Real estate           2,141      39.2     1,993     38.5     1,895      37.9     1,877      39.4       576      42.5
Home equity             557      14.3       638     16.5       312      15.7       302      15.7       301      16.8
VISA - credit card      333       1.8       440      2.1       493       2.3       523       2.6       664       3.0
Unallocated           1,227               2,370              2,212               1,410               2,859
                   --------  --------  --------  -------   -------   -------  --------  --------  --------  --------
  Total              $9,998     100.0%   $9,772    100.0%   $9,603     100.0%   $8,900     100.0%   $8,445     100.0%
                   ========  ========  ========  =======   =======   =======  ========  ========  ========  ========

Deposits

The following table sets forth by category average daily deposits and rates for the years ended December 31 (dollars in thousands):

                                                          1998                         1997                         1996
                                                -------------------------    -------------------------    -------------------------
                                                   Average                      Average                      Average
                                                   Balance         Rate         Balance         Rate         Balance         Rate
                                                -------------    --------    -------------    --------    -------------    --------
Demand and other noninterest-bearing               $  107,984                   $  110,248                   $  103,448
NOW accounts                                          221,167         1.9%         180,863         1.4%         177,019         1.6%
Money market checking                                  29,049         4.5              235         4.7
Money market savings                                  330,251         3.3          342,518         3.5          347,650         3.5

Time deposits:
  Less than $100,000                                  360,241         5.7          421,156         5.9          334,177         5.7
  $100,000 and over                                    83,815         5.7           87,996         5.8           63,079         5.8
                                                -------------    --------    -------------    --------    -------------    --------
    Total                                          $1,132,507         3.7%      $1,143,016         3.9%      $1,025,373         3.7%
                                                =============    ========    =============    ========    =============    ========

The following table sets forth by maturity time deposits $100 and over at December 31 (dollars in thousands):

                                         1998
                                     -------------
Within 3 months                            $36,538
After 3 months but within 12 months         14,761
After 1 year but within 5 years             25,411
After 5 years                                4,331
                                     -------------
  Total                                    $81,041
                                     =============

Return on Equity and Assets and Other Financial Ratios

The following table sets forth selected financial ratios at and for the years ended December 31:

                                                       1998     1997     1996
                                                      ------   ------   ------
Return on average total assets                          1.26%    1.71%    1.38%
Return on average shareholders' equity                 11.77    17.48    13.93
Cash dividends paid to net income                      60.15    34.74    42.73
Average shareholders' equity to average total assets   10.73     9.78     9.90

ITEM 2. PROPERTIES

West Suburban and the Bank occupy a total of approximately 225,000 square feet in 32 locations. West Suburban's principal offices are located in approximately 32,500 square feet of office space at 711 South Meyers Road, Lombard, Illinois. As indicated below, the Bank also operates the facility located at 711 South Meyers Road, Lombard, Illinois as a branch.

The following table sets forth certain information concerning the facilities of the Bank:

Location of Facilities       Approximate Square Feet      Status
-----------------------    ---------------------------    --------------------
711 South Meyers Road                32,500               Owned
Lombard, Illinois

701 South Meyers Road                 5,200               Owned
Lombard, Illinois

717 South Meyers Road                 7,100               Owned
Lombard, Illinois

100 South Main Street                  650                Owned
Lombard, Illinois

Mr. Z's                                100                Lease expires 2003
401 South Main Street
Lombard, Illinois

707 North Main Street                 4,100               Owned
Lombard, Illinois

29 East St. Charles Road              3,200               Lease expires 2000
Villa Park, Illinois

17W754 22nd Street                    6,100               Owned
Oakbrook Terrace, Illinois

Lexington Square                       100                Lease expires 1999
400 West Butterfield Road
Elmhurst, Illinois

2020 Feldott Lane                     4,430               Owned
Naperville, Illinois

879 Geneva Road                       3,550               Lease expires 2003
Carol Stream, Illinois

6400 South Cass Avenue                3,090               Lease expires 2000
Westmont, Illinois

221 South West Street                  800                Owned
Wheaton, Illinois

1104 West Boughton Road               4,500               Owned
Bolingbrook, Illinois

295 West Loop Road                    4,500               Owned
Wheaton, Illinois

2800 South Finley Road               10,700               Owned
Downers Grove, Illinois

Location of Facilities       Approximate Square Feet      Status
-----------------------    ---------------------------    --------------------
3S041 Route 59                        3,675               Owned
Warrenville, Illinois

Beacon Hill                            100                Leased on a month to
2400 South Finley Road                                    month basis
Lombard, Illinois

Lexington Square                       100                Lease expires 1999
555 Foxworth Boulevard
Lombard, Illinois

1122 South Main Street                6,400               Owned
Lombard, Illinois

8001 South Cass Avevue               17,800               Owned
Darien, Illinois

1005 75th Street                       800                Owned
Darien, Illinois

672 East Boughton Road                7,100               Owned
Bolingbrook, Illinois

355 West Army Trail Road             10,700               Owned
Bloomingdale, Illinois

401 North Gary Avenue                 6,400               Owned
Carol Stream, Illinois

1380 Army Trail Road                  2,300               Lease expires 2000
Carol Stream, Illinois

1657 Bloomingdale Road                4,100               Owned
Glendale Heights, Illinois

1061 West Stearns Road                3,400               Owned
Bartlett, Illinois

315 South Randall Road                1,400               Owned
St. Charles, Illinois

101 North Lake Street                19,000               Owned
Aurora, Illinois

2000 West Galena                     48,000               Owned
Boulevard
Aurora, Illinois

1830 Douglas Road                     2,500               Owned
Montgomery, Illinois

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which West Suburban or the Bank is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

West Suburban's authorized and outstanding equity securities consist of Common Stock, no par value. West Suburban previously had two classes of common stock issued and outstanding. At the Annual Meeting of Shareholders of West Suburban held on May 13, 1998, the shareholders approved an amendment to West Suburban's Articles of Incorporation the effect of which was to redesignate each share of Class A Common Stock and each share of Class B Common Stock as Common Stock. Additionally the number of votes per share of Common Stock was reduced from five votes per share to one vote per share on all matters submitted to the shareholders of West Suburban.

West Suburban's per share book value as of the end of each quarter and dividend information for each quarter is set forth in the following table:

                                                 COMMON STOCK
                                      ------------------------------------
          YEAR       QUARTER          BOOK VALUE        DIVIDENDS DECLARED
          ----       -------          ----------        ------------------
          1998         4th             $310.74                $16.50
                       3rd              317.87                  6.50
                       2nd              317.43                  6.00
                       1st              311.72                  5.00

          1997         4th             $306.02                 $5.00
                       3rd              299.48                  4.50
                       2nd              290.87                  4.50
                       1st              282.10                  4.50

The dividend declared in the 4th quarter of 1998 included a one time $10.00 per share special dividend payable on January 4, 1999 to shareholders of record as of December 15, 1998.

West Suburban's common stock is not traded on any national or regional exchange. While there is no established trading market for West Suburban's common stock, West Suburban is aware that from time to time limited or infrequent quotations are made with respect to West Suburban's common stock and that there occurs limited trading in West Suburban's common stock resulting from private transactions not involving brokers or dealers. Transactions in West Suburban's common stock have been infrequent. As of March 15, 1999, West Suburban had 432,495 shares of Common Stock outstanding held by approximately 970 shareholders of record. Management is aware of approximately 29 transactions during 1998 involving the sale of approximately 3,527 shares of Common Stock. The average sale price in such transactions was approximately $442.69 per share.

ITEM 6. SELECTED FINANCIAL DATA

West Suburban hereby incorporates by reference the information called for by
Item 6 of this Form 10-K from the section entitled "Selected Financial Data" of West Suburban's Annual Report to Shareholders for the fiscal year ended December 31, 1998 (attached as Exhibit 13.1 hereto).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

West Suburban hereby incorporates by reference the information called for by
Item 7 of this Form 10-K from the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of West Suburban's Annual Report to Shareholders for the fiscal year ended December 31, 1998 (attached as Exhibit 13.1 hereto).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

West Suburban hereby incorporates by reference the information called for by
Item 7A of this Form 10-K from the Interest Rate Sensitivity section included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of West Suburban's Annual Report to Shareholders for the fiscal year ended December 31, 1998 (attached as Exhibit 13.1 hereto).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

West Suburban hereby incorporates by reference the information called for by
Item 8 of this Form 10-K from the Consolidated Financial Statements and from the section entitled "Selected Quarterly Financial Data" as set forth in West Suburban's Annual Report to Shareholders for the fiscal year ended December 31, 1998 (attached as Exhibit 13.1 hereto).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

West Suburban hereby incorporates by reference the information called for by
Item 10 of this Form 10-K regarding directors of West Suburban from the section entitled "Election of Directors" of West Suburban's 1999 Proxy Statement.

Section 16(a) of the 1934 Act requires that the Company's executive officers and directors and persons who own more than 10% of the Company's Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the exchange on which West Suburban's shares of common stock are traded. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms furnished to the Company and, if appropriate, representations made to the Company by any such reporting person concerning whether a Form 5 was required to be filed for the 1998 fiscal year, the Company is not aware that any of its directors and executive officers or 10% shareholders failed to comply with the filing requirements of Section 16(a) during the period commencing January 1, 1998 through December 31, 1998.

ITEM 11. EXECUTIVE COMPENSATION

West Suburban hereby incorporates by reference the information called for by
Item 11 of this Form 10-K from the section entitled "Executive Compensation" of West Suburban's 1999 Proxy Statement; provided, however, Report of the Board of Directors on Executive Compensation is specifically not incorporated into this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

West Suburban hereby incorporates by reference the information called for by
Item 12 of this Form 10-K from the section entitled "Security Ownership of Certain Beneficial Owners" of West Suburban's 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

West Suburban hereby incorporates by reference the information called for by
Item 13 of this Form 10-K from the section entitled "Transactions with Directors, Officers and Associates" of West Suburban's 1999 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

ITEM (A)1 AND 2. FINANCIAL STATEMENTS

                  WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
                        LIST OF FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

The following audited Consolidated Financial Statements of West Suburban and its subsidiaries and related notes and independent auditors' report are incorporated by reference from West Suburban's Annual Report to Shareholders for the fiscal year ended December 31, 1998 (attached as Exhibit 13.1 hereto).

                                                                  Annual Report
                                                                       Page No.
                                                                  -------------

         Report of Independent Auditors                                      5

         Consolidated Balance Sheets - December 31, 1998 and 1997            6

         Consolidated Statements of Income and Comprehensive Income -
           Years Ended December 31, 1998, 1997 and 1996                      7

         Consolidated Statements of Changes in Shareholders'
           Equity - Years Ended December 31, 1998, 1997 and 1996             8

         Consolidated Statements of Cash Flows - Years Ended
           December 31, 1998, 1997 and 1996                                  9

         Notes to Consolidated Financial Statements                         10

The following Condensed Financial Information-Parent Only is incorporated by reference from Note 15 to West Suburban's audited Consolidated Financial Statements as set forth in West Suburban's Annual Report to Shareholders for the fiscal year ended December 31, 1998 (attached as Exhibit 13.1).

                                                                  Annual Report
                                                                       Page No.
                                                                  -------------

         Condensed Balance Sheets - December 31, 1998 and 1997              20

         Condensed Statements of Income - Years Ended
           December 31, 1998, 1997 and 1996                                 20

         Condensed Statements of Cash Flows - Years Ended
           December 31, 1998, 1997 and 1996                                 21

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

ITEM 14(B). REPORTS ON FORM 8-K

None

***
Upon written request to the President and Chief Financial Officer of West Suburban Bancorp, Inc., 2800 South Finley Road, Downers Grove, Illinois, 60515, copies of the exhibits listed above are available to shareholders of West Suburban by specifically identifying each exhibit desired in the request. A fee of $.20 per page of exhibit will be charged to shareholders requesting copies of exhibits to cover copying and mailing costs.

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

                                    WEST SUBURBAN BANCORP, INC.
                                    (Registrant)


                                    By /s/ DUANE G. DEBS
                                       -------------------------------------
                                       Duane G. Debs
                                       President and Chief Financial Officer

Date: March 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of March, 1999.

         SIGNATURE                                TITLE
         ---------                                -----

 /s/ KEVIN J. ACKER      3/29/99          Chairman of the Board and
----------------------  ---------         Director
Kevin J. Acker           Date


 /s/ DUANE G. DEBS       3/29/99          President, Chief Financial
----------------------  ---------         Officer, Chief Accounting Officer and
Duane G. Debs            Date             Director

 /s/ DAVID BELL          3/29/99          Director
----------------------  ---------
David Bell               Date


 /s/ PEGGY P. LOCICERO   3/29/99          Director
----------------------  ---------
Peggy P. LoCicero        Date


 /s/ CHARLES P. HOWARD   3/29/99          Director
----------------------  ---------
Charles P. Howard        Date

     The foregoing includes all of the Board of Directors of West Suburban.

                                INDEX TO EXHIBITS

EXHIBIT                                                               SEQUENTIAL
NUMBER                    DESCRIPTION                                 PAGE NO.
------                    -----------                                 ----------

3.1     Articles of Incorporation - Incorporated by reference            N/A
        from Exhibit 3.1 of Form S-1 of West Suburban dated
        November 10, 1988, under Registration No. 33-25225

3.2     Form of Certificate of Amendment to Articles of                  N/A
        Incorporation - Incorporated by reference from Exhibit 3.2 of
        Form S-1 of West Suburban dated November 10, 1988, under
        Registration No. 33-25225

3.3     Certificate of Amendment to Articles of Incorporation            N/A
        dated May 10, 1990 - Incorporated by reference from Exhibit
        3.3 of the Form 10-K of West Suburban dated March 28,
        1991, Commission File No. 0-17609

3.4     Certificate of Amendment to Articles of Incorporation dated      30
        June 8, 1998

3.5     By-Laws - Incorporated by reference from Exhibit 3.3 of          N/A
        Form S-1 of West Suburban dated November 10, 1988,
        Registration No. 33-25225

4.1     Specimen of Common Stock certificate                             33

4.2     Articles of Incorporation of West Suburban                       N/A
        (see Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 above)

4.3     By-Laws of West Suburban (see Exhibit 3.5 above)                 N/A

10.1    Employment Agreement dated May 1, 1997 between                   N/A
        West Suburban and Mr. Kevin J. Acker, - Incorporated by reference from Exhibit 10.1 of Form 10-Q of West Suburban dated August 14, 1997, Commission File No. 0-17609

10.2    Employment Agreement dated May 1, 1997 between                   N/A
        West Suburban and Mr. Keith W. Acker, - Incorporated by reference from Exhibit 10.2 of Form 10-Q of West Suburban dated August 14, 1997, Commission File No. 0-17609

10.3    Employment Agreement dated May 1, 1997 between                   N/A
        West Suburban and Mr. Duane G. Debs, - Incorporated by reference from Exhibit 10.3 of Form 10-Q of West Suburban dated August 14, 1997, Commission File No. 0-17609

10.4    Employment Agreement dated May 1, 1997 between                   N/A
        West Suburban and Mr. Michael P. Brosnahan, - Incorporated by reference from Exhibit 10.4 of Form 10-Q of West
        Suburban dated August 14, 1997, Commission File No.
        0-17609

                                INDEX TO EXHIBITS
                                   (continued)

EXHIBIT                                                               SEQUENTIAL
NUMBER                    DESCRIPTION                                 PAGE NO.
------                    -----------                                 ----------

10.5    Form of Amended Deferred Compensation Agreement                  N/A
        between West Suburban and Messrs. Kevin J. Acker,
        Keith Acker, Duane G. Debs and Michael P. Brosnahan -
        Incorporated by reference from Exhibit 10.5 of Form
        10-Q of West Suburban dated August 14, 1997,
        Commission File No. 0-17609

10.6    Employment Agreement dated December 24, 1998 between             34
        West Suburban and Mr. James Chippas

10.7    Form of Amendment to Employment Agreement dated                  46
        January 21, 1999 between West Suburban and Messrs.
        Kevin J. Acker, Keith Acker, Duane G. Debs and
        Michael P. Brosnahan

13.1    Annual Report to Shareholders of West Suburban                   48
        for fiscal year ended December 31, 1998

21.1    Subsidiaries of Registrant                                       85

27.     Financial Data Schedule                                          86