Form 10-Q
period 1999-03-31
WEST SUBURBAN BANCORP INC
filed 1999-05-13
CIK 805080

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period ended March 31, 1999

                                       OR

/ /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For transition period from __________ to __________

                         Commission File Number 0 -17609

                           WEST SUBURBAN BANCORP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            ILLINOIS                                   36-3452469
---------------------------------        ---------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)

711 SOUTH MEYERS ROAD, LOMBARD, ILLINOIS                  60148
----------------------------------------              ------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (630) 629-4200
------------------------------------------------------------------------

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

15,000,000 shares of Common Stock, no par value, were authorized and 432,495 shares of Common Stock were issued and outstanding as of March 31, 1999.

                           WEST SUBURBAN BANCORP, INC.

                           Form 10-Q Quarterly Report

                                Table of Contents

                                     PART I

                                                                                 Page Number
Item 1.  Financial Statements..............................................................3
Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................................7
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................12

                                     PART II

Item 1.  Legal Proceedings................................................................16
Item 2.  Changes in Securities and Use of Proceeds........................................16
Item 3.  Defaults Upon Senior Securities..................................................16
Item 4.  Submission of Matters to a Vote of Security Holders..............................16
Item 5.  Other Information................................................................16
Item 6.  Exhibits and Reports on Form 8-K.................................................16

Form 10-Q Signature Page..................................................................17



THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. WEST SUBURBAN BANCORP, INC. (TOGETHER WITH WEST SUBURBAN BANK, THE "COMPANY") INTENDS SUCH FORWARD-LOOKING STATEMENTS TO BE COVERED BY THE SAFE HARBOR PROVISIONS FOR FORWARD-LOOKING STATEMENTS CONTAINED IN THE PRIVATE SECURITIES REFORM ACT OF 1995, AS AMENDED, AND IS INCLUDING THIS STATEMENT FOR PURPOSES OF INDICATING SUCH INTENT. FORWARD-LOOKING STATEMENTS, WHICH ARE BASED ON CERTAIN ASSUMPTIONS AND DESCRIBE FUTURE PLANS, STRATEGIES AND EXPECTATIONS OF THE COMPANY, ARE GENERALLY IDENTIFIABLE BY USE OF THE WORDS "BELIEVE," "EXPECT," "INTEND," "ANTICIPATE," "ESTIMATE," "PROJECT" OR SIMILAR EXPRESSIONS. THE COMPANY'S ABILITY TO PREDICT RESULTS OR THE ACTUAL EFFECT OF FUTURE PLANS OR STRATEGIES IS INHERENTLY UNCERTAIN. FACTORS WHICH COULD HAVE A MATERIAL ADVERSE AFFECT ON THE OPERATIONS AND FUTURE PROSPECTS OF WEST SUBURBAN BANCORP, INC. ("WEST SUBURBAN") AND WEST SUBURBAN BANK (THE "BANK") INCLUDE, BUT ARE NOT LIMITED TO, CHANGES IN INTEREST RATES, GENERAL ECONOMIC CONDITIONS, LEGISLATIVE/REGULATORY CHANGES, MONETARY AND FISCAL POLICIES OF THE U.S. GOVERNMENT, INCLUDING POLICIES OF THE U.S. TREASURY AND THE FEDERAL RESERVE BOARD, THE QUALITY OR COMPOSITION OF THE BANK'S LOAN OR SECURITIES PORTFOLIOS, DEMAND FOR LOAN PRODUCTS, DEPOSIT FLOWS, COMPETITION, DEMAND FOR FINANCIAL SERVICES IN THE COMPANY'S MARKET AREA AND ACCOUNTING PRINCIPLES, POLICIES AND GUIDELINES. THESE RISKS AND UNCERTAINTIES SHOULD BE CONSIDERED IN EVALUATING FORWARD-LOOKING STATEMENTS AND UNDUE RELIANCE SHOULD NOT BE PLACED ON SUCH STATEMENTS. FURTHER INFORMATION CONCERNING THE COMPANY AND ITS BUSINESS, INCLUDING ADDITIONAL FACTORS THAT COULD MATERIALLY AFFECT THE COMPANY'S FINANCIAL RESULTS, IS INCLUDED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS

                           WEST SUBURBAN BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                                  MARCH 31,            December 31,
                                                                                    1999                   1998
                                                                              -----------------     ------------------
ASSETS
Cash and due from banks                                                                 $34,187                $41,549
Interest-earning deposits in financial institutions                                         796                    724
Federal funds sold                                                                       23,500                 64,590
                                                                              -----------------     ------------------
   Total cash and cash equivalents                                                       58,483                106,863
Securities:
   Available for sale (amortized cost of $214,421 in 1999; $204,947 in 1998)            214,569                205,624
   Held to maturity (fair value of $190,221 in 1999; $172,590 in 1998)                  189,873                171,679
                                                                              -----------------     ------------------
   Total securities                                                                     404,442                377,303
                                                                              -----------------     ------------------
Loans, less allowance for loan losses of $10,430 in 1999; $9,998 in 1998                788,936                771,148
Premises and equipment, net                                                              33,738                 33,393
Other real estate                                                                         1,526                  1,742
Accrued interest and other assets                                                        20,378                 18,504
                                                                              -----------------     ------------------
        TOTAL ASSETS                                                                 $1,307,503             $1,308,953
                                                                              -----------------     ------------------
                                                                              -----------------     ------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                                                                 $125,998               $112,464
   Interest-bearing                                                                   1,026,298              1,043,488
                                                                              -----------------     ------------------
        Total deposits                                                                1,152,296              1,155,952
Accrued interest and other liabilities                                                   17,026                 18,608
                                                                              -----------------     ------------------
        TOTAL LIABILITIES                                                             1,169,322              1,174,560
                                                                              -----------------     ------------------
Shareholders' equity:
   Common Stock, no par value; 15,000,000 shares authorized; 432,495
      shares issued and outstanding                                                       3,457                  3,457
   Surplus                                                                               38,066                 38,066
   Retained earnings                                                                     96,569                 92,461
   Accumulated other comprehensive income:
      Unrealized gains on securities available for sale, net of taxes of
        $48 in 1999; $268 in 1998                                                            89                    409
                                                                              -----------------     ------------------
        TOTAL SHAREHOLDERS' EQUITY                                                      138,181                134,393
                                                                              -----------------     ------------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $1,307,503             $1,308,953
                                                                              -----------------     ------------------
                                                                              -----------------     ------------------


The accompanying notes are an integral part of the condensed consolidated financial statements.

                           WEST SUBURBAN BANCORP, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

                                                                                       1999                   1998
                                                                                  --------------        ----------------
INTEREST INCOME
   Loans, including fees                                                                 $15,791                 $16,490
   Securities:
      Taxable                                                                              5,384                   5,468
      Nontaxable                                                                             403                     491
                                                                                  --------------        ----------------
         Total securities                                                                  5,787                   5,959
   Deposits in financial institutions                                                          9                       4
   Federal funds sold                                                                        503                     675
                                                                                  --------------        ----------------
         Total interest income                                                            22,090                  23,128
                                                                                  --------------        ----------------
INTEREST EXPENSE
   Deposits                                                                                9,098                  10,618
   Other                                                                                      38                      41
                                                                                  --------------        ----------------
         Total interest expense                                                            9,136                  10,659
                                                                                  --------------        ----------------
         Net interest income                                                              12,954                  12,469
PROVISION FOR LOAN LOSSES                                                                    548                     250
                                                                                  --------------        ----------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                       12,406                  12,219
                                                                                  --------------        ----------------
NONINTEREST INCOME
   Service fees                                                                              803                     762
   Trust fees                                                                                104                     107
   Net gain on sales of loans                                                                190                     190
   Loan servicing                                                                             78                     113
   Net realized gain on sales of securities available for sale                                66                      49
   Net gain on sales of other real estate                                                      5                      10
   Litigation settlement                                                                   3,555
   Other                                                                                   1,085                   1,184
                                                                                  --------------        ----------------
         Total noninterest income                                                          5,886                   2,415
                                                                                  --------------        ----------------
NONINTEREST EXPENSE
   Salaries and employee benefits                                                          4,170                   3,874
   Occupancy                                                                                 912                     801
   Furniture and equipment                                                                   825                     878
   FDIC insurance premiums                                                                    50                      71
   Professional fees                                                                         270                     241
   Data processing                                                                           180                     290
   Other real estate                                                                          31                      48
   Other                                                                                   1,653                   1,524
                                                                                  --------------        ----------------
         Total noninterest expense                                                         8,091                   7,727
                                                                                  --------------        ----------------
INCOME BEFORE INCOME TAXES                                                                10,201                   6,907
INCOME TAXES                                                                               3,282                   2,381
                                                                                  --------------        ----------------
NET INCOME                                                                                 6,919                   4,526
OTHER COMPREHENSIVE INCOME, NET OF TAX:
   Unrealized holding (losses) gains on securities available for sale arising
      during the period (net of (benefit) taxes of ($237) in 1999 and $63 in 1998)          (280)                    154
   Less: reclassification adjustment for gains included in net income (net
      of taxes of $26 in 1999 and $20 in 1998)                                               (40)                    (29)
                                                                                  --------------        ----------------
         Total other comprehensive (loss) income                                            (320)                    125
                                                                                  --------------        ----------------
COMPREHENSIVE INCOME                                                                      $6,599                  $4,651
                                                                                  --------------        ----------------
                                                                                  --------------        ----------------
EARNINGS PER SHARE-BASIC                                                                  $16.00                  $10.47
                                                                                  --------------        ----------------
                                                                                  --------------        ----------------
CASH DIVIDENDS DECLARED PER SHARE                                                          $6.50                   $5.00
                                                                                  --------------        ----------------
                                                                                  --------------        ----------------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           WEST SUBURBAN BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                                  1999                      1998
                                                                           ------------------        ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                          $6,919                    $4,526
                                                                           ------------------        ------------------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                                                    903                       845
         Provision for loan losses                                                        548                       250
         (Benefit) provision for deferred income taxes                                   (110)                        9
         Net premium amortization and discount accretion of securities                    200                       237
         Net realized gain on sales of securities available for sale                      (66)                      (49)
         Net gain on sales of loans held for sale                                        (190)                     (190)
         Proceeds from sales of loans held for sale                                    15,918                    15,846
         Origination of loans held for sale                                            (5,580)                   (5,921)
         (Gain) loss on sales of premises and equipment                                    (3)                       57
         Net gain on sales of other real estate                                            (5)                      (10)
         (Increase) decrease in accrued interest and other assets                      (1,542)                      309
         Increase in accrued interest and other liabilities                             2,732                        77
                                                                           ------------------        ------------------
              Total adjustments                                                        12,805                    11,460
                                                                           ------------------        ------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                          19,724                    15,986
                                                                           ------------------        ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Securities available for sale:
     Proceeds from sales                                                                6,515                     3,040
     Proceeds from maturities                                                          42,352                    16,349
     Purchases                                                                        (58,578)                  (10,232)
  Securities held to maturity:
     Proceeds from maturities                                                          51,313                    84,111
     Purchases                                                                        (69,406)                  (11,005)
  Purchase of minority interest in subsidiaries                                                                     (26)
  Net increase in loans                                                               (28,652)                   (4,661)
  Purchases of premises and equipment                                                  (1,284)                   (1,313)
  Proceeds from sales of premises and equipment                                            39
  Proceeds from sales of other real estate                                                389                       264
                                                                           ------------------        ------------------
    NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                               (57,312)                   76,527
                                                                           ------------------        ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net decrease in total deposits                                                      (3,656)                  (19,568)
   Cash dividends paid                                                                 (7,136)                   (2,162)
                                                                           ------------------        ------------------
     NET CASH USED IN FINANCING ACTIVITIES                                            (10,792)                  (21,730)
                                                                           ------------------        ------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  (48,380)                   70,783
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      106,863                    60,334
                                                                           ------------------        ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $58,483                  $131,117
                                                                           ------------------        ------------------
                                                                           ------------------        ------------------

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest on deposits and other borrowings                                         $9,609                   $12,620
     Income taxes                                                                         370
   Transfers from loans to other real estate                                              168                     1,453


The accompanying notes are an integral part of the condensed consolidated financial statements.

                           WEST SUBURBAN BANCORP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of West Suburban Bancorp, Inc. ("West Suburban") and West Suburban Bank (the "Bank" and collectively with West Suburban, the "Company"). Significant intercompany accounts and transactions have been eliminated. The unaudited interim consolidated financial statements are prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual financial statements have been omitted. The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the latest Annual Report on Form 10-K filed by the Company. The consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. Certain amounts reported in prior periods have been reclassified to conform to the 1999 presentation.

NOTE 2 - SECURITIES

Debt and marketable equity securities are classified into two categories, "held to maturity" or "available for sale." Held to maturity securities include those debt securities where the Company has both the ability and positive intent to hold them to maturity. Securities not meeting these criteria are classified as available for sale. Held to maturity securities are carried at amortized historical cost while available for sale securities are carried at fair value with net unrealized gains and losses (net of tax) reported in accumulated other comprehensive income as a separate component of shareholders' equity. Gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. The Company does not engage in trading activities. The Company has not utilized futures, forwards, swaps or option contracts to manage interest rate risk or otherwise.

During the first three months of 1999, the Company's unrealized gain on securities available for sale, net of taxes decreased $.3 million to a gain of $.1 million at March 31, 1999 from a $.4 million gain at December 31, 1998, net of taxes.

NOTE 3 - OUTSTANDING LINES OF CREDIT AVAILABLE - (Dollars in thousands)

                                            MARCH 31, 1999            December 31, 1998
                                        ----------------------      ----------------------
Home equity lines                                     $170,961                    $163,359
Commercial credit lines                                116,723                     129,996
Letters of credit                                       10,658                      14,423
Visa credit lines                                       40,379                      39,062
                                        ----------------------      ----------------------
   Total commitments                                  $338,721                    $346,840
                                        ----------------------      ----------------------
                                        ----------------------      ----------------------

The Company had $8.4 million and $14.7 million of commitments to originate residential mortgage loans as of March 31, 1999 and December 31, 1998, respectively.

NOTE 4 - NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for hedges. SFAS 133 is effective for 2000. The Company has not yet determined if the adoption of SFAS 133 will have a material effect on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONDENSED BALANCE SHEET ANALYSIS

ASSET DISTRIBUTION. Total consolidated assets at March 31, 1999 decreased approximately $1.5 million (.1%) to $1,307.5 million at March 31, 1999 from $1,309.0 million at December 31, 1998. Total cash and cash equivalents decreased $48.4 million (45.3%) to $58.5 million at March 31, 1999 from $106.9 million at December 31, 1998. Cash and due from banks decreased $7.3 million (17.7%) to $34.2 million at March 31, 1999 from $41.5 million at December 31, 1998. Aggregate holdings in federal funds sold decreased $41.1 million (63.6%) to $23.5 million at March 31, 1999 from $64.6 million at December 31, 1998. The decrease in federal funds sold was the result of increases in securities and total loans. Aggregate holdings in securities increased $27.1 million (7.2%) to $404.4 million at March 31, 1999 from $377.3 million at December 31, 1998. The Company purchased securities, which offer a greater return than federal funds sold, with funds previously invested in federal funds sold. The Company's objectives in managing the securities portfolio are driven by the dynamics of its entire balance sheet which includes managing the portfolio to maximize yield over an entire interest rate cycle while providing liquidity and minimizing market risk.

Total loans increased $18.3 million (2.3%) to $799.4 million at March 31, 1999 from $781.1 million at December 31, 1998. Real estate loans increased $13.3 million (4.3%) to $319.7 million at March 31, 1999 from $306.4 million at December 31, 1998 and indirect auto loans increased $12.9 million (42.5%) to $43.3 million at March 31, 1999 from $30.4 million at December 31, 1998. These increases were partially offset by decreases in home equity loans as customers continued to consolidate their borrowings under home equity loans into their first mortgage loans at the time they refinance their first mortgage loans. The Company attempts to remain competitive in its market by offering competitive rates and loan products with one example being 10 year mortgages with a tie in to a home equity line of credit to allow customers greater flexibility. The Company will continue to maintain its credit evaluation standards while reviewing prospective new business.

ALLOWANCE FOR LOAN LOSSES AND ASSET QUALITY. The Company maintains an allowance for loan losses to absorb anticipated losses in the loan portfolio. The allowance for loan losses is established after a determination of the potential credit risk of the loans held by the Company. Management evaluates the adequacy of the allowance based on past loan loss experience by reviewing historical loan loss/recovery data, expected future net credit losses, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral, and current and prospective business and economic conditions. The allowance for loan losses increased $.4 million (4.3%) to $10.4 million at March 31, 1999 from $10.0 million at December 31, 1998. This increase in allowance for loan losses was primarily due to an increase in loans outstanding. The ratio of the allowance for loan losses to total loans outstanding increased at March 31, 1999 to 1.30% compared to 1.28% at December 31, 1998. Nonperforming loans decreased $4.9 million (26.2%) to $13.7 million at March 31, 1999 from $18.6 million at December 31, 1998. As of March 31, 1999 and December 31, 1998, total nonperforming loans to total loans were 1.7% and 2.4%, respectively. The allowance for loan losses was approximately 76% and 54% of nonperforming loans at March 31, 1999 and December 31, 1998, respectively.

As of March 31, 1999, the Company had $8.0 million in credit exposure to a leasing company consisting of a warehouse line of credit with a principal balance of $7.3 million and $.7 million of leases purchased from the leasing company on a limited recourse basis. The warehouse line of credit is secured by leases and various other assets. The leasing company was engaged in the business of originating and servicing small equipment leases until May 1998 when it sold substantially all its assets. Subsequently, various irregularities in the leasing company's operations were discovered. In August 1998, the leasing company made an assignment for the benefit of creditors. The Company remains a secured creditor of the leasing company.

The Company has taken possession of certain leases and other assets that secure the warehouse line of credit and is negotiating a purchase of certain other leases from the assignee at a mutually acceptable price. Additionally, the Company has arranged for the continued servicing of all leases. The Company is evaluating the retention or sale of these leases as well as the purchased leases. The Company has also conducted negotiations with the guarantors of the leasing company's obligations and is exploring other possible ways to maximize realizations. Subsequent to March 31, 1999, a settlement was reached with an individual that provided a limited guarantee of certain of the obligations of the leasing company to the Company. The settlement provided for an immediate payment to the Company as well as the possibility of additional payments in the future.

In addition, the Company owns Class B Notes issued in connection with lease securitizations arranged by the leasing company. During the third quarter of 1998, the Company recognized a loss of $3.2 million representing the other-than-temporary impairment of the entire carrying value of the Class B Notes, which were classified as available for sale securities. The leases that comprise the underlying assets of the Class B Notes are serviced by the institution that serves as the indenture trustee of the trust pursuant to which Class B Notes were issued.

The following table presents an analysis of the Company's nonperforming loans for the periods stated (dollars in thousands):

                                                  MARCH 31, 1999             December 31, 1998          Dollar Change
                                               ---------------------       ---------------------       ---------------
Nonaccrual loans                                             $12,059                     $14,979              ($2,920)
Accruing loans 90 days past due                                1,673                       3,621               (1,948)
                                               ---------------------       ---------------------       ---------------
  Total nonperforming loans                                  $13,732                     $18,600              ($4,868)
                                               ---------------------       ---------------------       ---------------
                                               ---------------------       ---------------------       ---------------
Nonperforming loans as a percent
  of total loans                                                1.7%                        2.4%
Other real estate                                             $1,526                      $1,742                ($216)
                                               ---------------------       ---------------------       ---------------
                                               ---------------------       ---------------------       ---------------

The following table presents an analysis of the Company's provision for loan losses for the periods stated (dollars in thousands):

                                              1999                                    1998
                                           -----------     -----------------------------------------------------------
                                            1st Qtr.        4th Qtr.        3rd Qtr.        2nd Qtr.        1st Qtr.
                                           -----------     -----------     -----------     -----------     -----------
Provision-quarter                                 $548            $888          $1,187            $237            $251
Provision-year to date                             548           2,563           1,675             488             251
Net chargeoffs-quarter                             116             512           1,158             156             511
Net chargeoffs-year to date                        116           2,337           1,825             667             511
Allowance at period end                         10,430           9,998           9,621           9,592           9,511
Allowance to period end total loans              1.30%           1.28%           1.30%           1.30%           1.24%

LIABILITY DISTRIBUTION. Total liabilities decreased $5.3 million (.4%) to $1,169.3 million at March 31, 1999 from $1,174.6 million at December 31, 1998. This decrease was primarily due to the reduction in certificates of deposit balances as customers position themselves to take advantage of possible increases in interest rates by not committing to medium or long term certificates of deposit. Management is attempting to retain current and attract new deposits by promoting a new certificate of deposit product referred to as a certificate of deposit for the millennium. The decrease in certificates of deposit was partially offset by continued growth in money market checking deposits as customers took advantage of this product which provides a higher interest rate without requiring a long term deposit period. Management's goal is to promote its deposit products when feasible while preserving the Company's net interest margin.

Balances in the Company's major categories of deposits are summarized in the following table (dollars in thousands):

                                                                                                                Percent
                                          MARCH 31, 1999         December 31, 1998         Dollar change        Change
                                       ---------------------     ---------------------     ----------------     ----------
Demand and other noninterest-bearing                $125,998                  $112,464              $13,534          12.0%
NOW accounts                                          20,153                    34,712              (14,559)        (41.9)
Money market checking                                108,936                    99,304                9,632           9.7
Money market savings                                 501,726                   501,128                  598            .1
Time, $100,000 and over                               81,506                    81,041                  465            .6
Time, other                                          313,977                   327,303              (13,326)         (4.1)
                                       ---------------------     ---------------------     ----------------
   Total                                          $1,152,296                $1,155,952              ($3,656)          (.3)%
                                       ---------------------     ---------------------     ----------------
                                       ---------------------     ---------------------     ----------------

The Company attempts to remain well positioned in its market by offering competitive rates on its savings and certificate of deposit products.

CAPITAL RESOURCES

Total shareholders' equity increased $3.8 million during the three months ended March 31, 1999. This increase was a result of net income of $6.9 million, less dividends declared of $2.8 million and a decline in the market value of securities available for sale of $.3 million.

The Company's capital ratios as well as those of the Bank as of March 31, 1999 are presented below. All capital ratios are in excess of the regulatory capital requirements which call for a minimum total risk-based capital ratio of 8% for the Company and the Bank (at least one-half of the minimum total risk-based capital must consist of tier 1 capital), a minimum leverage ratio (3% for the most highly rated banks that do not expect significant growth; all other institutions are required to maintain a minimum leverage capital ratio of 4% to 5% depending on their particular circumstances and risk profiles) for the Company and the Bank. Bank holding companies and their subsidiaries are generally expected to operate at or above the minimum capital requirements and the ratios shown below are in excess of regulatory minimums and should allow the Company and the Bank to operate without capital adequacy concerns.

The following table sets forth selected regulatory capital ratios of the Company and the Bank at March 31, 1999:

                                                Tier 1              Total
                                              Risk-Based          Risk-Based        Leverage
                                                Capital            Capital           Capital
                                              ----------          ----------        ---------
West Suburban Bancorp, Inc.                     12.47%              13.42%           10.54%
West Suburban Bank                              11.15%              12.11%            9.30%

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") provided the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. Management has been advised that as of March 31, 1999 and December 31, 1998, the Bank qualified as a "well-capitalized" institution.

LIQUIDITY

Effective liquidity management ensures there is sufficient cash flow to satisfy demand for credit, deposit withdrawals and attractive investment opportunities. A large stable core deposit base, and strong capital position are the solid foundation for the Company's liquidity position. Liquidity is enhanced by a securities portfolio structured to provide liquidity as needed. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity and maturity schedules of earning assets and supporting liabilities. As part of its plan to address Year 2000 issues, the Company is likely to maintain higher levels of liquidity during late 1999 and early 2000 than in the past and presently does not anticipate needing to borrow funds during that time period to meet liquidity needs.

Generally, the Company uses cash and cash equivalents to meet its liquidity needs. Additional liquidity is provided by maintaining assets which mature within a short time-frame or which may be quickly converted to cash without significant costs. These assets include interest-bearing deposits in financial institutions, federal funds sold and securities available for sale. As of March 31, 1999 and December 31, 1998, these liquid assets represented 20.9% and 23.9% of total assets, respectively. A more detailed discussion concerning these assets is presented in the Asset Distribution section of this report.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

NET INCOME. The Company's net income for the three months ended March 31, 1999 and 1998 was approximately $6.9 million and $4.5 million, respectively. This represents an increase of $2.4 million (52.9%) for the 1999 period when compared to the same period in 1998. This was primarily due to the increase in noninterest income in 1999 when compared to the same period in 1998. During the first quarter of 1999, the Company recorded non-recurring other income of $3.6 million representing the settlement of a lawsuit brought by the Company in connection with an investment that was made in the late 1980's. Net interest income increased $.5 million during the first quarter of 1999 compared to the first quarter of 1998. Partially offsetting these increases were increases in the provision for loan losses which increased $.3 million and noninterest expense which increased by $.4 million. Additionally, income tax expense increased $.9 million.

INTEREST INCOME. Total interest income, on a tax equivalent basis, decreased $1.1 million for the three months ended March 31, 1999 compared to the same period in 1998. This decrease was primarily due to decreased yields on the Company's loan and securities portfolios despite increased average balances. Yields on total average loans decreased primarily due to decreases in interest rates that have been necessary to attract adequate loan volume. Yields on the Company's securities portfolio declined as higher average balances outstanding were invested in lower yielding securities resulting from a declining interest rate environment.

INTEREST EXPENSE. Total interest expense decreased $1.5 million for the three months ended March 31, 1999 compared to the same period during 1998. Interest on deposits which accounted for substantially all of this decrease, declined due to decreases in average rates notwithstanding an increase of $16.9 million in average balances of interest-bearing deposits during the quarter ended March 31, 1999.

The following table reflects the extent to which changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest rates have affected net interest income on a tax equivalent basis for the three month period ended March 31, 1999, as compared to the same period in 1998 (dollars in thousands):

                                                                        CHANGE DUE TO:
INTEREST INCOME                                         VOLUME              RATE               TOTAL
                                                    ---------------    --------------    ------------------
Interest-bearing deposits in financial institutions              $4                $1                    $5
Federal funds sold                                             (109)              (63)                 (172)
Securities                                                      260              (419)                 (159)
Loans                                                           238              (983)                 (745)
                                                    ---------------    --------------    ------------------
    Total interest income                                       393            (1,464)               (1,071)
                                                    ---------------    --------------    ------------------
INTEREST EXPENSE
Interest-bearing deposits                                      (453)           (1,071)               (1,524)
                                                    ---------------    --------------    ------------------
    Total interest expense                                     (453)           (1,071)               (1,524)
                                                    ---------------    --------------    ------------------
    Net interest income                                        $846             ($393)                 $453
                                                    ---------------    --------------    ------------------
                                                    ---------------    --------------    ------------------

The following table presents an analysis of the Company's average interest-earning assets, interest-bearing liabilities, and non-interest-bearing deposits, volumes for the periods stated on a cumulative basis as of the date indicated (dollars in thousands):

                                             1999                                       1998
                                         ------------       --------------------------------------------------------------
                                           MARCH 31           Dec. 31          Sept. 30         June 30         March 31
                                         ------------       ------------     ------------    ------------     ------------
Securities                                  $393,398           $387,635         $393,778        $382,510         $375,737
Loans                                        771,624            748,181          747,424         751,066          760,041
Interest-earning assets                    1,209,778          1,194,502        1,195,606       1,198,477        1,189,645
Noninterest-bearing deposits                 112,101            107,984          106,664         106,169          103,688
Interest-bearing deposits                  1,034,106          1,024,523        1,024,082       1,024,263        1,017,207
Deposits                                   1,146,207          1,132,507        1,130,746       1,130,432        1,120,895
Interest-bearing liabilities               1,039,452          1,027,343        1,026,921       1,027,171        1,020,096

PROVISION FOR LOAN LOSSES. The Company's provision for loan losses increased $.3 million (119.2%) for the three months ended March 31, 1999 compared to the same period in 1998. This increase was intended to address the increase in loan volume as well as the current level of nonperforming loans. Management monitors its nonperforming loans closely and will initiate further increases to the provision for loan losses as warranted. See the section entitled "Allowance for Loan Losses and Asset Quality".

NONINTEREST INCOME. Total noninterest income increased $3.5 million (143.7%) for the three months ended March 31, 1999 compared to the same period in 1998. This was primarily due to the Company recording non-recurring other income of $3.6 million representing the settlement of a lawsuit brought by the Company in connection with an investment that was made in the late 1980's.

NONINTEREST EXPENSE. Total noninterest expense increased $.4 million (4.7%) for the three months ended March 31, 1999 compared to the same period in 1998. This increase was primarily the result of salary and employee benefits increasing $.3 million due to the addition of the indirect automobile loan department and the opening of the new Eola Road branch. Occupancy expense increased $.1 million. Increases were partially offset by a decrease in data processing expense of $.1 million. Additionally, other noninterest expense increased $.1 million during this period.

INCOME TAXES. Income tax expense increased $.9 million (37.8%) for the three months ended March 31, 1999 compared to the same period in 1998. The increase was principally due to higher taxable income.

OTHER CONSIDERATIONS

GENERAL. Earnings of bank holding companies and their subsidiaries are affected by general economic conditions and also by the fiscal and monetary policies of federal regulatory agencies, including the Board of Governors of the Federal Reserve System. Such policies have affected the operating results of all commercial banks in the past and are expected to do so in the future. The Company cannot accurately predict the nature or the extent of any effects which fiscal or monetary policies may have on its subsidiary's business and earnings.

RECENT REGULATORY DEVELOPMENTS/YEAR 2000. The federal banking regulators recently issued guidelines establishing minimum safety and soundness standards for achieving Year 2000 compliance. The guidelines, which took effect October 15, 1998 and apply to all FDIC-insured depository institutions, establish standards for developing and managing Year 2000 project plans, testing remediation efforts and planning for contingencies.
The guidelines are based upon guidance previously issued by the agencies under the auspices of the Federal Financial Institutions Examination Council (the "FFIEC"), but are not intended to replace or supplant the FFIEC guidance which will continue to apply to all federally insured depository institutions.

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

During 1996, West Suburban initiated the process of preparing its computer systems and applications for the Year 2000. This process involved updating or replacing certain of the Company's computer hardware components and software applications and communicating with vendors and external service providers to confirm that their applications are Year 2000 compliant. The Company has tested and replaced, as necessary, its critical computer hardware components and software applications and intends to continue its testing procedures in order to ensure that its computer hardware components and software applications are Year 2000 compliant and that the operations of the Company will not be adversely effected. The Company has set

May 31, 1999 as its target date for completion of its testing of all critical computer hardware components and software applications.

The Company has received acknowledgment from its external service providers for its critical computer hardware components and software applications that these systems are Year 2000 compliant. Along with these acknowledgments, the Company has utilized an external agency for an independent review of the Company's Year 2000 status.

The Company has incurred approximately $2.2 million in costs for replacing hardware components and software applications. These costs were not directly related to Year 2000 but were more directly related to enhancing technology and the discontinuation of service of existing hardware components and software applications. The Company estimates that its remaining Year 2000 costs will not exceed $.1 million. Costs related to Year 2000 are either capitalized or expensed as incurred in accordance with the Company's Fixed Asset Policy.

The Company identifies, measures and monitors the risks involved in its banking activities and related operations. The Company has recognized many risks and uncertainties and given the unique circumstance of the Year 2000 issue, the Company is unable to determine the ultimate effect that the risks will have on the Company. The Company believes that its significant testing, planning, communication and coordination will mitigate potential material disruption. While the effort is wide ranging and intended to fully address all Year 2000 issues, nevertheless, the Company believes that it is important to be prepared should something occur which destroys data bases or systems due to Year 2000 programming errors. The Year 2000 Coordinator and the Disaster Recovery Coordinator have carefully analyzed related disaster recovery and contingency planning requirements to ensure support exists, should a Year 2000 problem arise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company attempts to maintain a conservative position with regard to interest rate risk by actively managing its asset/liability gap positions and constantly monitoring the direction and magnitude of gaps and risk. The Company attempts to moderate the effects of changes in interest rates by adjusting its asset and liability mix to achieve desired relationships between rate sensitive assets and rate sensitive liabilities. Rate sensitive assets and liabilities are those instruments that reprice within a given time period. An asset or liability reprices when its interest rate is subject to change or upon maturity.

Movements in general market interest rates are a key element in changes in the net interest margin. The Company's policy is to manage its balance sheet so that fluctuations in net interest margins are minimized regardless of the level of interest rates. However, the net interest margin does vary due to management's response to increasing competition from other financial institutions.

Listed below are the balances in the major categories of the rate sensitive assets and liabilities that are subject to repricing as of March 31, 1999 (dollars in thousands) (Rates are not on a taxable equivalent basis):

                                                                  Over three
                                                  Three           months to          Over one
                                                  months            twelve           year to            Over
                                                 or less            months          five years       five years           Total
                                              --------------    --------------    --------------    -------------    ---------------
Rate sensitive assets:
  Interest-bearing deposits in financial
    institutions:
     Fixed Rate                                         $696              $100                                                  $796
        Average interest rate                          4.94%             4.80%                                                 4.92%
  Federal funds sold:
     Fixed Rate                                       23,500                                                                  23,500
        Average interest rate                          4.64%                                                                   4.64%
  Securities:
     Fixed Rate                                       24,368            43,746          $280,870          $50,655            399,639
        Average interest rate                          4.80%             6.39%             6.16%            5.82%              6.04%
     Variable Rate                                                       4,803                                                 4,803
        Average interest rate                                            4.94%                                                 4.94%
  Loans:
     Fixed Rate                                       17,693             6,900           148,496           73,743            246,832
        Average interest rate                         10.43%             7.90%             8.06%            7.01%              7.85%
     Variable Rate                                   263,844           152,124           122,712            1,796            540,476
        Average interest rate                          8.07%             7.75%             7.41%            6.59%              7.83%
                                              --------------    --------------    --------------    -------------    ---------------
    Total                                           $330,101          $207,673          $552,078         $126,194         $1,216,046
                                              --------------    --------------    --------------    -------------    ---------------
                                              --------------    --------------    --------------    -------------    ---------------

Rate sensitive liabilities:
  Money market savings:
     Fixed Rate                                     $501,726                                                                $501,726
        Average interest rate                          2.63%                                                                   2.63%
  Money market checking:
     Fixed Rate                                      108,936                                                                 108,936
        Average interest rate                          4.24%                                                                   4.24%
  NOW accounts:
     Fixed Rate                                       20,153                                                                  20,153
        Average interest rate                          1.15%                                                                   1.15%
  Time deposits:
    Less than $100,000:
        Fixed Rate                                    59,430          $162,340           $87,639           $1,999            311,408
           Average interest rate                       4.84%             5.41%             5.65%            5.21%              5.37%
        Variable Rate                                                      105             2,464                               2,569
           Average interest rate                                         6.57%             5.54%                               5.58%
    $100,000 and over:
        Fixed Rate                                    37,916            22,326            21,058                              81,300
           Average interest rate                       4.68%             5.80%             5.90%                               5.32%
        Variable Rate                                                                        206                                 206
           Average interest rate                                                           6.00%                               6.00%
                                              --------------    --------------    --------------    -------------    ---------------
    Total                                           $728,161          $184,771          $111,367           $1,999         $1,026,298
                                              --------------    --------------    --------------    -------------    ---------------
                                              --------------    --------------    --------------    -------------    ---------------

Interest sensitivity gap                           ($398,060)          $22,902          $440,711         $124,195
Cumulative interest sensitivity gap                 (398,060)         (375,158)           65,553          189,748           $189,748
Cumulative net interest-earning assets to
  cumulative net interest-bearing liabilities          45.3%             58.9%            106.4%           118.5%
Cumulative interest sensitivity gap to
  total assets                                        (30.4%)           (28.7%)             5.0%            14.5%

Listed below are the balances in the major categories of the rate sensitive assets and liabilities that were subject to repricing as of December 31, 1998 (dollars in thousands) (Rates are not on a taxable equivalent basis):

                                                                  Over three
                                                  Three           months to          Over one
                                                  months            twelve           year to            Over
                                                 or less            months          five years       five years           Total
                                              --------------    --------------    --------------    -------------    ---------------
Rate sensitive assets:
  Interest-bearing deposits in financial
    institutions:
     Fixed Rate                                         $624              $100                                                  $724
        Average interest rate                          4.68%             4.80%                                                 4.70%
  Federal funds sold:
     Fixed Rate                                       64,590                                                                  64,590
        Average interest rate                          4.48%                                                                   4.48%
  Securities:
     Fixed Rate                                       28,599            42,551          $259,734          $41,547            372,431
        Average interest rate                          5.23%             6.86%             6.15%            5.67%              6.11%
     Variable Rate                                                       4,872                                                 4,872
        Average interest rate                                            4.59%                                                 4.59%
  Loans:
     Fixed Rate                                       17,400             6,524           135,300           66,784            226,008
        Average interest rate                         10.83%             7.84%             7.99%            7.29%              7.86%
     Variable Rate                                   251,543           186,434           102,182                             540,159
        Average interest rate                          8.07%             7.91%             7.48%                               7.90%
                                              --------------    --------------    --------------    -------------    ---------------
    Total                                           $362,756          $240,481          $497,216         $108,331         $1,208,784
                                              --------------    --------------    --------------    -------------    ---------------
                                              --------------    --------------    --------------    -------------    ---------------

Rate sensitive liabilities:
  Money market savings:
     Fixed Rate                                     $501,128                                                                $501,128
        Average interest rate                          2.64%                                                                   2.64%
  Money market checking:
     Fixed Rate                                       99,304                                                                  99,304
        Average interest rate                          4.24%                                                                   4.24%
  NOW accounts:
     Fixed Rate                                       34,712                                                                  34,712
        Average interest rate                          1.13%                                                                   1.13%
  Time deposits:
    Less than $100,000:
        Fixed Rate                                    71,058          $122,895          $109,387          $21,565            324,905
           Average interest rate                       5.18%             5.14%             6.13%            5.21%              5.55%
        Variable Rate                                                                      2,398                               2,398
           Average interest rate                                                           5.66%                               5.66%
    $100,000 and over:
        Fixed Rate                                    36,538            14,761            25,211            4,331             80,841
           Average interest rate                       4.99%             5.35%             6.26%            6.26%              5.52%
        Variable Rate                                                                        200                                 200
           Average interest rate                                                           6.00%                               6.00%
                                              --------------    --------------    --------------    -------------    ---------------
    Total                                           $742,740          $137,656          $137,196          $25,896         $1,043,488
                                              --------------    --------------    --------------    -------------    ---------------
                                              --------------    --------------    --------------    -------------    ---------------

Interest sensitivity gap                           ($379,984)         $102,825          $360,020          $82,435
Cumulative interest sensitivity gap                 (379,984)         (277,159)           82,861          165,296           $165,296
Cumulative net interest-earning assets to
  cumulative net interest-bearing liabilities          48.8%             68.5%            108.1%           115.8%
Cumulative interest sensitivity gap to
  total assets                                        (29.0%)           (21.2%)             6.3%            12.6%

The above tables may not necessarily indicate the future impact of general interest rate movements on the Company's net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times and at different rate levels. Assets and liabilities are reported in the earliest time frame in which maturity or repricing may occur.

In addition to the gap analysis above, the Company also measures rate sensitivity through a net interest income analysis. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 1.0% to 2.0% increase or decrease in market interest rates. Listed below are the Company's projected changes in net interest income over a twelve month horizon for the various rate shock levels as of March 31, 1999 and December 31, 1998 (dollars in thousands):

                                                                            Net Interest Income
                                                ---------------------------------------------------------------------------
MARCH 31, 1999                                         Amount                  Dollar Change              Percent Change
--------------                                  --------------------       ---------------------       --------------------
+200 bp                                                      $42,618                    ($8,433)                   (16.5)%
+100 bp                                                       47,019                     (4,032)                    (7.9)
Base                                                          51,051
-100 bp                                                       54,921                      3,870                      7.6
-200 bp                                                       56,936                      5,885                     11.5

                                                                            Net Interest Income
                                                ---------------------------------------------------------------------------
December 31, 1998                                      Amount                  Dollar Change              Percent Change
-----------------                               --------------------       ---------------------       --------------------
+200 bp                                                      $41,437                    ($6,730)                    (14.0)%
+100 bp                                                       44,952                     (3,215)                     (6.7)
Base                                                          48,167
-100 bp                                                       51,206                      3,039                       6.3
-200 bp                                                       52,318                      4,151                       8.6

                                     PART II
ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or the Bank are a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.      Exhibits

        27       Financial Data Schedule

B. Reports on Form 8-K - The Company did not file a report on Form 8-K during the three months ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           WEST SUBURBAN BANCORP, INC.
                                           (Registrant)


Date: May 13, 1999
                                           /s/   Kevin J. Acker
                                           -------------------------------------
                                           KEVIN J. ACKER
                                           CHAIRMAN OF THE BOARD




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