Form 10-Q
period 1999-06-30
WEST SUBURBAN BANCORP INC
filed 1999-08-11
CIK 805080

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period ended June 30, 1999

                                       OR

/ /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For transition period from __________ to __________

                         Commission File Number 0 -17609

                           WEST SUBURBAN BANCORP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              ILLINOIS                               36-3452469
------------------------------------    --------------------------------------
  (State or other jurisdiction          (I.R.S. Employer Identification Number)
of incorporation or organization)

711 SOUTH MEYERS ROAD, LOMBARD, ILLINOIS                 60148
----------------------------------------               ---------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (630) 629-4200
---------------------------------------------------  --------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No
                                                ---     ---

         Indicate the number of shares outstanding of each of the Issuer's class of common stock as of the latest practicable date.

15,000,000 shares of Common Stock, no par value, were authorized and 432,495 shares of Common Stock were issued and outstanding as of June 30, 1999.

                           WEST SUBURBAN BANCORP, INC.

                           Form 10-Q Quarterly Report

                                Table of Contents

                                     PART I

                                                                    Page Number
Item 1. Financial Statements.............................................  3
Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................  8
Item 3. Quantitative and Qualitative Disclosures About Market Risk....... 14

                                    PART II

Item 1. Legal Proceedings................................................ 16
Item 2. Changes in Securities and Use of Proceeds........................ 16
Item 3. Defaults Upon Senior Securities.................................. 16
Item 4. Submission of Matters to a Vote of Security Holders.............. 16
Item 5. Other Information................................................ 16
Item 6. Exhibits and Reports on Form 8-K................................. 16

Form 10-Q Signature Page................................................. 17


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

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS

                           WEST SUBURBAN BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                                  JUNE 30,             December 31,
                                                                                    1999                   1998
                                                                             -----------------     ------------------
ASSETS
Cash and due from banks                                                             $   37,813             $   41,549
Interest-earning deposits in financial institutions                                        817                    724
Federal funds sold                                                                       6,990                 64,590
                                                                              ----------------     ------------------
   Total cash and cash equivalents                                                      45,620                106,863
Securities:
   Available for sale (amortized cost of $199,384 in 1999; $204,947 in 1998)           197,545                205,624
   Held to maturity (fair value of $177,520 in 1999; $172,590 in 1998)                 179,323                171,679
                                                                              ----------------     ------------------
      Total securities                                                                 376,868                377,303
                                                                              ----------------     ------------------
Loans, less allowance for loan losses of $10,897 in 1999; $9,998 in 1998               809,766                771,148
Premises and equipment, net                                                             34,175                 33,393
Other real estate                                                                        1,510                  1,742
Accrued interest and other assets                                                       20,777                 18,504
                                                                              ----------------     ------------------
           TOTAL ASSETS                                                             $1,288,716             $1,308,953
                                                                              ----------------     ------------------
                                                                              ----------------     ------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                                                              $  115,005             $  112,464
   Interest-bearing                                                                  1,020,860              1,043,488
                                                                              ----------------     ------------------
      Total deposits                                                                 1,135,865              1,155,952
Accrued interest and other liabilities                                                  14,244                 18,608
                                                                              ----------------     ------------------
        TOTAL LIABILITIES                                                            1,150,109              1,174,560
                                                                              ----------------     ------------------
Shareholders' equity:
   Common Stock, no par value; 15,000,000 shares authorized; 432,495
      shares issued and outstanding                                                      3,457                  3,457
   Surplus                                                                              38,066                 38,066
   Retained earnings                                                                    98,191                 92,461
   Accumulated other comprehensive (loss) income                                        (1,107)                   409
                                                                              ----------------     ------------------
        TOTAL SHAREHOLDERS' EQUITY                                                     138,607                134,393
                                                                              ----------------     ------------------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $1,288,716             $1,308,953
                                                                              ----------------     ------------------
                                                                              ----------------     ------------------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           WEST SUBURBAN BANCORP, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

                                                                                    1999                   1998
                                                                               --------------        ----------------
INTEREST INCOME
   Loans, including fees                                                              $31,814                 $32,853
                                                                               --------------        ----------------
   Securities:
      Taxable                                                                          10,791                  10,929
      Nontaxable                                                                          831                     974
                                                                               --------------        ----------------
         Total securities                                                              11,622                  11,903
   Deposits in financial institutions                                                      19                      10
   Federal funds sold                                                                     808                   1,757
                                                                               --------------        ----------------
         Total interest income                                                         44,263                  46,523
                                                                               --------------        ----------------
INTEREST EXPENSE
   Deposits                                                                            18,166                  21,448
   Other                                                                                   75                      85
                                                                               --------------        ----------------
         Total interest expense                                                        18,241                  21,533
                                                                               --------------        ----------------
NET INTEREST INCOME                                                                    26,022                  24,990
PROVISION FOR LOAN LOSSES                                                               1,039                     488
                                                                               --------------        ----------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                    24,983                  24,502
                                                                               --------------        ----------------
NONINTEREST INCOME
   Service fees                                                                         1,660                   1,572
   Trust fees                                                                             128                     129
   Net gain on sales of loans                                                             298                     321
   Loan servicing                                                                         148                     216
   Net realized gain on sales of securities available for sale                             89                     322
   Net gain on sales of other real estate                                                  14                      30
   Litigation settlement                                                                3,555
   Other                                                                                2,139                   2,333
                                                                               --------------        ----------------
         Total noninterest income                                                       8,031                   4,923
                                                                               --------------        ----------------
NONINTEREST EXPENSE
   Salaries and employee benefits                                                       8,470                   7,765
   Occupancy                                                                            1,670                   1,586
   Furniture and equipment                                                              1,652                   1,653
   FDIC insurance premiums                                                                100                     124
   Professional fees                                                                      491                     319
   Data processing                                                                        386                     512
   Other real estate                                                                       39                     105
   Other                                                                                3,267                   3,068
                                                                               --------------        ----------------
         Total noninterest expense                                                     16,075                  15,132
                                                                               --------------        ----------------
INCOME BEFORE INCOME TAXES                                                             16,939                  14,293
INCOME TAXES                                                                            5,370                   4,655
                                                                               --------------        ----------------
NET INCOME                                                                             11,569                   9,638
OTHER COMPREHENSIVE (LOSS) INCOME                                                      (1,516)                     80
                                                                               --------------        ----------------
COMPREHENSIVE INCOME                                                                  $10,053                 $ 9,718
                                                                               --------------        ----------------
                                                                               --------------        ----------------

EARNINGS PER SHARE-BASIC                                                               $26.75                  $22.28
                                                                               --------------        ----------------
                                                                               --------------        ----------------
CASH DIVIDENDS DECLARED PER SHARE                                                      $13.50                  $11.00
                                                                               --------------        ----------------
                                                                               --------------        ----------------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           WEST SUBURBAN BANCORP, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

                                                                                    1999                    1998
                                                                               --------------        ------------------
INTEREST INCOME
   Loans, including fees                                                              $16,023                   $16,363
                                                                               --------------        ------------------
   Securities:
      Taxable                                                                           5,407                     5,461
      Nontaxable                                                                          428                       483
                                                                               --------------        ------------------
         Total securities                                                               5,835                     5,944
   Deposits in financial institutions                                                      10                         5
   Federal funds sold                                                                     305                     1,082
                                                                               --------------        ------------------
         Total interest income                                                         22,173                    23,394
                                                                               --------------        ------------------
INTEREST EXPENSE
   Deposits                                                                             9,068                    10,830
   Other                                                                                   37                        44
                                                                               --------------        ------------------
         Total interest expense                                                         9,105                    10,874
                                                                               --------------        ------------------
NET INTEREST INCOME                                                                    13,068                    12,520
PROVISION FOR LOAN LOSSES                                                                 491                       237
                                                                               --------------        ------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                    12,577                    12,283
                                                                               --------------        ------------------
NONINTEREST INCOME
   Service fees                                                                           857                       809
   Trust fees                                                                              24                        23
   Net gain on sales of loans                                                             108                       131
   Loan servicing                                                                          70                       104
   Net realized gain on sales of securities available for sale                             23                       273
   Net gain on sales of other real estate                                                   9                        19
   Other                                                                                1,054                     1,149
                                                                               --------------        ------------------
         Total noninterest income                                                       2,145                     2,508
                                                                               --------------        ------------------
NONINTEREST EXPENSE
   Salaries and employee benefits                                                       4,300                     3,891
   Occupancy                                                                              758                       785
   Furniture and equipment                                                                827                       775
   FDIC insurance premiums                                                                 50                        53
   Professional fees                                                                      221                        78
   Data processing                                                                        206                       222
   Other real estate                                                                        8                        58
   Other                                                                                1,614                     1,544
                                                                               --------------        ------------------
         Total noninterest expense                                                      7,984                     7,406
                                                                               --------------        ------------------
INCOME BEFORE INCOME TAXES                                                              6,738                     7,385
INCOME TAXES                                                                            2,088                     2,273
                                                                               --------------        ------------------
NET INCOME                                                                              4,650                     5,112
OTHER COMPREHENSIVE (LOSS) INCOME                                                      (1,196)                      (45)
                                                                               --------------        ------------------
COMPREHENSIVE INCOME                                                                  $ 3,454                   $ 5,067
                                                                               --------------        ------------------
                                                                               --------------        ------------------

EARNINGS PER SHARE-BASIC                                                               $10.75                    $11.81
                                                                               --------------        ------------------
                                                                               --------------        ------------------
CASH DIVIDENDS DECLARED PER SHARE                                                       $7.00                     $6.00
                                                                               --------------        ------------------
                                                                               --------------        ------------------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           WEST SUBURBAN BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                                  1999                      1998
                                                                           ------------------        ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                         $11,569                    $9,638
                                                                           ------------------        ------------------
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                  1,839                     1,704
         Provision for loan losses                                                      1,039                       488
         Benefit for deferred income taxes                                               (324)                       (8)
         Net premium amortization and discount accretion of securities                    436                       456
         Net realized gain on sales of securities available for sale                      (89)                     (322)
         Net gain on sales of loans held for sale                                        (298)                     (321)
         Proceeds from sales of loans held for sale                                    24,021                    30,644
         Origination of loans held for sale                                           (23,723)                  (30,323)
         (Gain) loss on sales of premises and equipment                                   (10)                       57
         Net gain on sales of other real estate                                           (14)                      (30)
         Increase in accrued interest and other assets                                   (946)                      (30)
         Decrease in accrued interest and other liabilities                              (258)                   (2,020)
                                                                           ------------------        ------------------
              Total adjustments                                                         1,673                       295
                                                                           ------------------        ------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                              13,242                     9,933
                                                                           ------------------        ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Securities available for sale:
      Proceeds from sales                                                              21,534                    20,469
      Proceeds from maturities                                                         52,998                    31,925
      Purchases                                                                       (69,491)                  (55,086)
   Securities held to maturity:
      Proceeds from maturities                                                         62,104                   105,964
      Purchases                                                                       (69,573)                 (122,964)
   Purchase of minority interest in subsidiaries                                                                    (26)
   Net (increase) decrease in loans                                                   (39,825)                   29,999
   Purchases of premises and equipment                                                 (2,664)                   (2,508)
   Proceeds from sales of premises and equipment                                           52
   Proceeds from sales of other real estate                                               414                     1,580
                                                                           ------------------        ------------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                   (44,451)                    9,353
                                                                           ------------------        ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net decrease in total deposits                                                     (20,087)                  (17,502)
   Cash dividends paid                                                                 (9,947)                   (4,757)
                                                                           ------------------        ------------------
      Net cash used in financing activities                                           (30,034)                  (22,259)
                                                                           ------------------        ------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (61,243)                   (2,973)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      106,863                    60,334
                                                                           ------------------        ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $ 45,620                  $ 57,361
                                                                           ------------------        ------------------
                                                                           ------------------        ------------------

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest on deposits and other borrowings                                      $ 19,668                  $ 25,044
      Income taxes                                                                      3,767                     2,435
   Transfers from loans to other real estate                                              168                     1,694

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

NOTE 2 - SECURITIES

Debt and marketable equity securities are classified into one of two categories, "held to maturity" or "available for sale." Held to maturity securities include those debt securities where the Company has both the ability and positive intent to hold them to maturity. Securities not meeting these criteria are classified as available for sale. Held to maturity securities are carried at amortized historical cost while available for sale securities are carried at fair value with net unrealized gains and losses (net of tax) reported in accumulated other comprehensive income as a separate component of shareholders' equity. Gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. The Company does not engage in trading activities. The Company has not utilized futures, forwards, swaps or option contracts to manage interest rate risk or otherwise.

During the first six months of 1999, the Company's unrealized gain on securities available for sale, net of taxes decreased $1.5 million to a loss of $1.1 million at June 30, 1999 from a $.4 million gain at December 31, 1998, net of taxes.

NOTE 3 - OUTSTANDING LINES OF CREDIT AVAILABLE - (Dollars in thousands)


                                            JUNE 30, 1999             December 31, 1998
                                            -------------             -----------------
Home equity lines                              $172,580                    $163,359
Commercial credit lines                         114,568                     129,996
Letters of credit                                 8,596                      14,423
Visa credit lines                                53,344                      39,062
                                            -------------             -----------------
   Total commitments                           $349,088                    $346,840
                                            -------------             -----------------
                                            -------------             -----------------

The Company had $5.3 million and $14.7 million of commitments to originate residential mortgage loans as of June 30, 1999 and December 31, 1998, respectively.

NOTE 4 - NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for hedges. SFAS 133 is effective for 2001. The Company has not yet determined if the adoption of SFAS 133 will have a material effect on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONDENSED BALANCE SHEET ANALYSIS

ASSET DISTRIBUTION. Total consolidated assets at June 30, 1999 decreased approximately $20.3 million (1.5%) to $1,288.7 million at June 30, 1999 from $1,309.0 million at December 31, 1998. The decrease in total assets was primarily due to a decrease in deposits in 1999. The 1999 decrease in deposits is similar to the $17.5 million decrease in total deposits that the Company experienced during the first six months of 1998, as deposit levels are often highest at year end and are followed by a seasonal decrease at the beginning of the year. Total cash and cash equivalents decreased $61.3 million (57.3%) to $45.6 million at June 30, 1999 from $106.9 million at December 31, 1998. Aggregate holdings in federal funds sold decreased $57.6 million to $7.0 million at June 30, 1999 from $64.6 million at December 31, 1998. The decrease in federal funds sold was primarily due to increases in loans and decreases in deposits. Aggregate holdings in securities remained stable at approximately $377 million at June 30, 1999 and December 31, 1998. The Company's objectives in managing the securities portfolio are driven by the dynamics of its entire balance sheet which includes managing the portfolio to maximize yield over an entire interest rate cycle while providing liquidity and minimizing market risk.

Total loans increased $39.6 million (5.1%) to $820.7 million at June 30, 1999 from $781.1 million at December 31, 1998. Real estate loans increased $18.0 million to $324.4 million at June 30, 1999 from $306.4 million at December 31, 1998, and indirect auto loans increased $27.4 million to $57.8 million at June 30, 1999 from $30.4 million at December 31, 1998. These increases were partially offset by decreases in installment and VISA loans. The Company has developed an indirect auto loan department to enhance loan volume. The Company continues to grow its indirect auto loan portfolio and has experienced favorable results with low levels of past due loans. The Company attempts to remain competitive in its market by offering competitive rates and loan products. The Company will continue to maintain the same credit evaluation standards while reviewing prospective new product and business lines.

ALLOWANCE FOR LOAN LOSSES AND ASSET QUALITY. The Company maintains an allowance for loan losses to absorb anticipated losses in the loan portfolio. The allowance for loan losses is established after a determination of the potential credit risk of the loans held by the Company. Management evaluates the adequacy of the allowance based on past loan loss experience by reviewing historical loan loss/recovery data, expected future net credit losses, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral, and current and prospective business and economic conditions. The allowance for loan losses increased $.9 million (9.0%) to $10.9 million at June 30, 1999 from $10.0 million at December 31, 1998. This increase in the allowance for loan losses was primarily due to an increase in loans outstanding. The ratio of the allowance for loan losses to total loans outstanding increased at June 30, 1999 to 1.33% compared to 1.28% at December 31, 1998. The Company's ratio of allowance for loan losses to total loans remains slightly below the peer institutions' average at both June 30, 1999 and December 31, 1998. Nonperforming loans decreased $7.2 million (38.8%) to $11.4 million at June 30, 1999 from $18.6 million at December 31, 1998. As of June 30, 1999 and December 31, 1998, total nonperforming loans to total loans were 1.4% and 2.4%, respectively. The allowance for loan losses was approximately 96% and 54% of nonperforming loans at June 30, 1999 and December 31, 1998, respectively.

As of June 30, 1999, the Company had $5.0 million in credit exposure to a leasing company consisting of a warehouse line of credit with a principal balance of $5.0 million. The warehouse line of credit is secured by leases and various other assets. The leasing company was engaged in the business of originating and servicing small equipment leases until May 1998 when it sold substantially all its assets. Subsequently, various irregularities in the leasing company's operations were discovered. In August 1998, the leasing company made an assignment for the benefit of creditors. The Company remains a secured creditor of the leasing company.

The Company has acquired certain leases that secure the warehouse line of credit and has arranged for the continued servicing of all the acquired leases. The Company is evaluating the retention or sale of all leases acquired from the leasing company. The Company is also exploring other possible ways to maximize realizations on the leases. A settlement has been reached with an individual that provided a limited guarantee of certain of the obligations of the leasing company to the Company. The settlement provided for an immediate payment in the second quarter of 1999 to the Company as well as the possibility of additional payments in the future. In addition, the Company owns Class B Notes issued in connection with lease securitizations arranged by the leasing company. During the third quarter of 1998, the Company recognized a loss of $3.2 million representing the other-than-temporary impairment of the entire carrying value of the Class B Notes, which were classified as available for sale securities. The leases that comprise the underlying assets of the Class B Notes are serviced by the institution that serves as the indenture trustee of the trust pursuant to which Class B Notes were issued.

The following table presents an analysis of the Company's nonperforming loans and other real estate as of the dates indicated (dollars in thousands):


                                         JUNE 30, 1999         December 31, 1998         Dollar Change
                                        ----------------     ---------------------     ------------------
Nonaccrual loans                                  $8,933                   $14,979               ($6,046)
Accruing loans 90 days past due                    2,452                     3,621                (1,169)
                                        ----------------     ---------------------     ------------------
  Total nonperforming loans                      $11,385                   $18,600               ($7,215)
                                        ----------------     ---------------------     ------------------
                                        ----------------     ---------------------     ------------------
Nonperforming loans as a percent
  of total loans                                    1.4%                      2.4%
Other real estate                                 $1,510                    $1,742                 ($232)

The following table presents an analysis of the Company's provision for loan losses for the periods stated (dollars in thousands):

                                                1999                                              1998
                                     ---------------------------      -------------------------------------------------------------
                                       2nd Qtr.        1st Qtr.         4th Qtr.        3rd Qtr.         2nd Qtr.         1st Qtr.
                                     -----------     -----------      -----------     -----------      -----------     ------------
Provision-quarter                           $491            $548             $888          $1,187             $237             $251
Provision-year to date                     1,039             548            2,563           1,675              488              251
Net chargeoffs-quarter                        24             116              512           1,158              156              511
Net chargeoffs-year to date                  140             116            2,337           1,825              667              511
Allowance at period end                   10,897          10,430            9,998           9,621            9,592            9,511
Allowance to period end total loans        1.33%           1.30%            1.28%           1.30%            1.30%            1.24%

LIABILITY DISTRIBUTION. Total liabilities decreased $24.5 million (2.1%) to $1,150.1 million at June 30, 1999 from $1,174.6 million at December 31, 1998. The decrease in total liabilities was primarily due to decreases in deposits. The decreases in deposits were primarily due to the reduction in certificates of deposit balances as customers position themselves to take advantage of possible increases in interest rates by not committing to medium or long term certificates of deposit. Management is attempting to retain current and attract new deposits by promoting a new certificate of deposit product referred to as a certificate of deposit for the millennium. This account provides customers a window of opportunity to convert to a higher yielding certificate of deposit or cash out during the last two weeks of the year. The decrease in certificates of deposit was partially offset by continued growth in money market checking deposits as customers took advantage of this product which provides a higher interest rate compared to other non-time deposit products without requiring a long term deposit period. Management's goal is to promote its deposit products when feasible while preserving the Company's net interest margin. The Company attempts to remain well-positioned in its market by offering competitive rates on its savings and certificate of deposit products.

Balances in the Company's major categories of deposits are summarized in the following table (dollars in thousands):







                                                                                                                  Percent
                                           JUNE 30, 1999           December 31, 1998         Dollar change        Change
                                       ---------------------     ---------------------     ----------------     ----------
Demand and other noninterest-bearing              $  115,005                $  112,464            $  2,541           2.3%
NOW accounts                                          32,444                    34,712              (2,268)         (6.5)
Money market checking                                108,596                    99,304               9,292           9.4
Money market savings                                 488,864                   501,128             (12,264)         (2.4)
Time, $100,000 and over                               77,293                    81,041              (3,748)         (4.6)
Time, other                                          313,663                   327,303             (13,640)         (4.2)
                                       ---------------------     ---------------------     ----------------
   Total                                          $1,135,865                $1,155,952            ($20,087)         (1.7)%
                                       ---------------------     ---------------------     ----------------
                                       ---------------------     ---------------------     ----------------

CAPITAL RESOURCES

Total shareholders' equity increased $4.2 million during the six months ended June 30, 1999. This increase was a result of net income of $11.6 million, less dividends declared of $5.9 million and a decline in the market value of securities available for sale of $1.5 million, net of deferred taxes.

The Company's capital ratios as well as those of the Bank as of June 30, 1999 are presented below. All capital ratios are in excess of the regulatory capital requirements which call for a minimum total risk-based capital ratio of 8% for the Company and the Bank (at least one-half of the minimum total risk-based capital must consist of tier 1 capital), a minimum leverage ratio (3% for the most highly rated banks that do not expect significant growth; all other institutions are required to maintain a minimum leverage capital ratio of 4% to 5% depending on their particular circumstances and risk profiles) for the Company and the Bank. Bank holding companies and their subsidiaries are generally expected to operate at or above the minimum capital requirements. The ratios shown below are in excess of regulatory minimums and should allow the Company and the Bank to operate without significant capital adequacy concerns.

The following table sets forth selected regulatory capital ratios of the Company and the Bank at June 30, 1999:

                                    Tier 1                Total
                                  Risk-Based           Risk-Based            Leverage
                                    Capital              Capital              Capital
                                ---------------     -----------------     ---------------
West Suburban Bancorp, Inc.         12.69%               13.69%               10.55%

West Suburban Bank                  11.32%               12.33%                9.39%

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") provided the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rates the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. Management has been advised that as of June 30, 1999 and December 31, 1998, the Bank qualified as a "well-capitalized" institution.

LIQUIDITY

Effective liquidity management ensures there is sufficient cash flow to satisfy demand for credit, deposit withdrawals and attractive investment opportunities. A large, stable, core deposit base and strong capital position are the solid foundation for the Company's liquidity position. Liquidity is enhanced by a securities portfolio structured to provide liquidity as needed. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity and maturity schedules of earning assets and supporting liabilities. As part of its plan to address Year 2000 issues, the Company will continue to closely monitor its liquidity levels during late 1999 and early 2000.

Generally, the Company uses cash and cash equivalents to meet its liquidity needs. Additional liquidity is provided by maintaining assets which mature within a short time-frame or which may be quickly converted to cash without significant costs. These assets include interest-bearing deposits in financial institutions, federal funds sold and securities available for sale. As of June 30, 1999 and December 31, 1998, these liquid assets represented 18.9% and 23.9% of total assets, respectively. A more detailed discussion concerning these assets is presented in the Asset Distribution section of this report.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

NET INCOME. The Company's net income for the six months ended June 30, 1999 and 1998 was approximately $11.6 million and $9.6 million, respectively. This represents an increase of $2.0 million (20.0%) for the 1999 period when compared to the same period in 1998. This was primarily due to the increase in noninterest income in 1999 when compared to the same period in 1998.
During the first quarter of 1999, the Company recorded non-recurring other income of $3.6 million representing the settlement of a lawsuit brought by the Company in connection with an investment that was made in the late 1980's.

Net interest income increased $1.0 million during the first six months of 1999 compared to the same period in 1998. Partially offsetting these increases were increases in the provision for loan losses which increased $.6 million and noninterest expense which increased by $.9 million. Additionally, income tax expense increased $.7 million.

INTEREST INCOME. Total interest income, on a tax equivalent basis, decreased $2.3 million for the six months ended June 30, 1999 compared to the same period in 1998. This decrease was primarily due to decreased yields on the Company's loan portfolio and lower yields and balances on federal funds sold. Yields on total average loans decreased primarily due to decreases in interest rates that have been necessary to attract loans in the competitive market place. Yields on the Company's securities portfolio declined as new purchases were invested in lower yielding securities resulting from a declining interest rate environment at the time the securities were purchased.

INTEREST EXPENSE. Total interest expense decreased $3.3 million for the six months ended June 30, 1999 compared to the same period during 1998. Interest on deposits, which accounted for substantially all of this decrease, declined due to decreases in average rates notwithstanding an increase of $12.7 million in average balances of interest-bearing deposits during the six months ended June 30, 1999.

The following table reflects the extent to which changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest rates have affected net interest income on a tax equivalent basis for the six month period ended June 30, 1999, as compared to the same period in 1998 (dollars in thousands):


                                                                        CHANGE DUE TO:
                                                    -------------------------------------------------------
                                                         VOLUME              RATE               TOTAL
                                                    ---------------    --------------    ------------------
INTEREST INCOME
Interest-bearing deposits in financial institutions          $    9                                $     9
Federal funds sold                                             (686)           ($263)                 (949)
Securities                                                      329             (588)                 (259)
Loans                                                         1,327           (2,430)               (1,103)
                                                    ---------------    --------------    ------------------
    Total interest income                                       979           (3,281)               (2,302)
                                                    ---------------    --------------    ------------------
INTEREST EXPENSE
Interest-bearing deposits                                       207           (3,499)               (3,292)
                                                    ---------------    --------------    ------------------
    Total interest expense                                      207           (3,499)               (3,292)
                                                    ---------------    --------------    ------------------
    Net interest income                                      $  772             $218               $   990
                                                    ---------------    --------------    ------------------
                                                    ---------------    --------------    ------------------

The following table presents an analysis of the Company's year to date average interest-earning assets, interest-bearing liabilities, and non-interest-bearing deposits, as of the date indicated (dollars in thousands):

                                                     1999                                      1998
                                          ----------------------------        ------------------------------------------
                                            JUNE 30          March 31          Dec. 31          Sept. 30         June 30
                                          ----------        -----------       ----------      ----------       ----------
Securities                                  $393,896           $393,398         $387,635        $393,778         $382,510
Total loans                                  783,685            771,624          748,181         747,424          751,066
Interest-earning assets                    1,213,259          1,209,778        1,194,502       1,195,606        1,198,477
Noninterest-bearing deposits                 114,575            112,101          107,984         106,664          106,169
Interest-bearing deposits                  1,037,284          1,034,106        1,024,523       1,024,082        1,024,263
Total deposits                             1,151,859          1,146,207        1,132,507       1,130,746        1,130,432
Interest-bearing liabilities               1,041,388          1,039,452        1,027,343       1,026,921        1,027,171

PROVISION FOR LOAN LOSSES. The Company's provision for loan losses increased $.6 million (112.9%) for the six months ended June 30, 1999 compared to the same period in 1998. This increase was intended to address the increase in loan volume. Management monitors its nonperforming loans closely and will initiate further increases or decreases to the provision for loan losses as warranted. See the section entitled "Allowance for Loan Losses and Asset Quality."

NONINTEREST INCOME. Total noninterest income increased $3.1 million (63.1%) for the six months ended June 30, 1999 compared to the same period in 1998. This was primarily due to the Company recording non-recurring other income of $3.6 million representing the settlement of a lawsuit brought by the Company in connection with an investment that was made in the late 1980's. This increase was partially offset by decreases in gains on sale of securities available for sale of $.2 million and other income of $.2 million.

NONINTEREST EXPENSE. Total noninterest expense increased $.9 million (6.2%) for the six months ended June 30, 1999 compared to the same period in 1998. This increase was primarily the result of salary and employee benefits increasing $.7 million due to the addition of the indirect automobile lending department and the opening of the Eola Road branch in Aurora, Illinois.

INCOME TAXES. Income tax expense increased $.7 million (15.4%) for the six months ended June 30, 1999 compared to the same period in 1998. The increase was principally due to higher pre-tax income and less nontaxable interest income on securities.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

NET INCOME. The Company's net income for the three months ended June 30, 1999 and 1998 was approximately $4.6 million and $5.1 million, respectively. This represents a decrease of $.5 million (9.1%) for the 1999 period when compared to the same period in 1998. This was due to increases in the provision for loan losses and noninterest expense of $.3 and $.6 million, respectively, in 1999 when compared to the same period in 1998. Additionally, noninterest income decreased $.4 million during this period. Net interest income increased $.5 million during this period and income tax expense decreased $.2 million.

INTEREST INCOME. Total interest income decreased $1.2 million (5.2%) for the three months ended June 30, 1999 compared to the same period in 1998. This decrease was primarily due to decreased yields on the Company's loan portfolio and lower yields and balances on the Company's federal funds sold.

INTEREST EXPENSE. Total interest expense decreased $1.8 million (16.3%) for the three months ended June 30, 1999 compared to the same period during 1998. This was due to lower costs and balances associated with certificates of deposit.

PROVISION FOR LOAN LOSSES. The Company's provision for loan losses increased $.3 million (107.2%) for the three months ended June 30, 1999 compared to the same period in 1998. This increase in the provision for loan losses was due to an increase in loans outstanding. The provision for loan losses was established based on management's belief that the allowance for loan losses (after giving effect to the provision) was adequate.

NONINTEREST INCOME. Total noninterest income decreased $.4 million (14.5%) for the three months ended June 30, 1999 compared to the same period in 1998. This was primarily due to declines in gains on sales of securities available for sale of $.3 million.

NONINTEREST EXPENSE. Total noninterest expense increased $.6 million (7.8%) for the three months ended June 30, 1999 compared to the same period in 1998. This increase was primarily the result of salary and employee benefits increasing $.4 million, as discussed previously.

INCOME TAXES. Income tax expense decreased $.2 million (8.1%) for the three months ended June 30, 1999 compared to the same period in 1998. The decrease was principally due to lower pre-tax income.

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

RECENT REGULATORY DEVELOPMENTS/YEAR 2000. The federal banking regulators issued guidelines establishing minimum safety and soundness standards for achieving Year 2000 compliance. The guidelines, which took effect October 15, 1998 and apply to all FDIC-insured depository institutions, establish standards for developing and managing Year 2000 project plans, testing remediation efforts and planning for contingencies. The guidelines are based upon guidance previously issued by the agencies under the auspices of the Federal Financial Institutions Examination Council (the "FFIEC"), but are not intended to replace or supplant the FFIEC guidance which will continue to apply to all federally insured depository institutions.

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

During 1996, West Suburban initiated the process of preparing its computer systems and applications for the Year 2000. This process involved updating or replacing certain of the Company's computer hardware components and software applications and communicating with vendors and external service providers to confirm that their applications are Year 2000 compliant. The Company has tested and replaced, as necessary, its critical computer hardware components and software applications and intends to continue its testing procedures in order to ensure that its computer hardware components and software applications are Year 2000 compliant and that the operations of the Company will not be adversely effected. The Company has completed its testing of all critical computer hardware components and software applications.

The Company has received acknowledgment from its external service providers for its critical computer hardware components and software applications that these systems are Year 2000 compliant. Along with these acknowledgments, the Company has utilized an external agency for an independent review of the Company's Year 2000 status.

The Company has invested approximately $2.2 million to replace hardware components and software applications. These investments were not directly related to Year 2000 but were more directly related to enhancing technology and the discontinuation of vendor service and support for certain hardware components and software applications.

The Company estimates that its Year 2000 expenses will not exceed $.1 million. Costs related to Year 2000 are expensed as incurred.

The Company identifies, measures and monitors the risks involved in its banking activities and related operations. The Company has recognized many risks and uncertainties and given the unique circumstance of the Year 2000 issue, the Company is unable to determine the ultimate effect that the risks will have on the

Company. The Company believes that its significant testing, planning, communication and coordination will mitigate potential material disruption. While the effort is wide ranging and intended to fully address all Year 2000 issues, nevertheless, the Company believes that it is important to be prepared should something occur which destroys data bases or systems due to Year 2000 programming errors. The Company's Year 2000 Coordinator and the Disaster Recovery Coordinator have carefully analyzed related disaster recovery and contingency planning requirements to help ensure support exists, should a Year 2000 problem arise.

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

Listed below are the balances in the major categories of the rate sensitive assets and liabilities that are subject to repricing as of June 30, 1999 (dollars in thousands) (rates are not on a taxable equivalent basis):

                                            Three       Over three       Six
                                            months      months to     months to     One year to         Over
                                            or less     six months    one year       five years      five years          Total
                                          ---------    ------------  -----------    ------------   -------------    -------------
Rate sensitive assets:
  Interest-bearing deposits in financial
    institutions                              $717            $100                                                           $817
  Federal funds sold                         6,990                                                                          6,990
  Securities                                18,290          22,595      $20,587        $267,979          $47,417          376,868
  Loans                                    270,530          61,232      104,259         303,158           72,551          811,730
                                          ---------    ------------  -----------    ------------   -------------    -------------
    Total                                 $296,527         $83,927     $124,846        $571,137         $119,968       $1,196,405
                                          ---------    ------------  -----------    ------------   -------------    -------------
                                          ---------    ------------  -----------    ------------   -------------    -------------
Rate sensitive liabilities:
  Money market savings                    $488,864                                                                       $488,864
  Money market checking                    108,596                                                                        108,596
  NOW accounts                              32,444                                                                         32,444
  Time deposits
    Less than $100,000                      68,947         $48,227     $107,343         $89,055              $91          313,663
    $100,000 and over                       26,528          15,262       15,884          19,619                            77,293
                                          ---------    ------------  -----------    ------------   -------------    -------------
    Total                                 $725,379         $63,489     $123,227        $108,674              $91       $1,020,860
                                          ---------    ------------  -----------    ------------   -------------    -------------
                                          ---------    ------------  -----------    ------------   -------------    -------------

Interest sensitivity gap                 ($428,852)        $20,438       $1,619        $462,463         $119,877
Cumulative interest sensitivity gap       (428,852)       (408,414)    (406,795)         55,668          175,545         $175,545
Cumulative net interest-earning assets
  to cumulative net interest-bearing
  liabilities                               40.9%           48.2%        55.4%          105.5%           117.2%
Cumulative interest sensitivity gap to
  total assets                             (33.3%)         (31.7%)      (31.6%)           4.3%            13.6%

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

In addition to the gap analysis above, the Company also measures rate sensitivity through a net interest income analysis. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 1.0% to 2.0% increase or decrease in market interest rates. This analysis is subject to the assumptions made by the Company. These assumptions include the following:

    - Balance sheet volume reflects the current balances and does not project future growth or changes. This establishes the base case from which all percentage changes are calculated.

    - The replacement rate for loan and deposit items that mature is the current rate offered by the Company. The replacement rate for investments is the current market rate.

    - The repricing rate for balance sheet data is determined by utilizing individual account statistics provided by the Company's data processing systems.

    - The maturity and repricing dates for balance sheet data are determined by utilizing individual account statistics provided by the Company's data processing systems.

Listed below are the Company's projected changes in net interest income over a twelve month horizon for the various rate shock levels as of June 30, 1999 and December 31, 1998 (dollars in thousands):

                                                Net Interest Income
                            -----------------------------------------------------------
JUNE 30, 1999                     Amount                Dollar              Percent
----------------------      ------------------     ----------------     ---------------
+200 bp                                $42,832             ($8,728)             (16.9)%
+100 bp                                 47,367              (4,193)              (8.1)
Base                                    51,560
-100 bp                                 55,521               3,961                7.7
-200 bp                                 57,526               5,966               11.6




                                                Net Interest Income
                            -----------------------------------------------------------
December 31, 1998                 Amount                Dollar              Percent
----------------------      ------------------     ----------------     ---------------
+200 bp                                $41,437             ($6,730)             (14.0)%
+100 bp                                 44,952              (3,215)              (6.7)
Base                                    48,167
-100 bp                                 51,206               3,039                6.3
-200 bp                                 52,318               4,151                8.6

                                    PART II
ITEM 1.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or the Bank are a party other than ordinary course, routine litigation incidental to their respective businesses.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A.       The Annual Meeting of Shareholders was held on May 12, 1999.

B. The following individuals were elected to serve as directors of the Company for a term of one year at the Annual Meeting. The votes for and against such individuals are set forth below:


                                                FOR             AGAINST
                                              -------           -------
            1. Kevin J. Acker                 339,887            4,681

            2. Duane G. Debs                  339,785            4,127

            3. David S. Bell                  320,304            7,927

            4. Peggy P. LoCicero              321,322            6,579

            5. Charles P. Howard              323,468            3,914

                           Broker-No Votes: 0


C. Ratification of Crowe Chizek LLP as the Company's independent auditors.


      FOR                 AGAINST          ABSTAIN
    -------               -------          -------
    336,380                3,979            3,067

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

         27  Financial Data Schedule

B. Reports on Form 8-K - The Company filed a report on Form 8-K and Form 8-K/A during the three months ended June 30, 1999. The Company hereby incorporates by reference the information called for by Item 6 of this Form 10-Q from the Form 8-K, dated April 5, 1999 and the Form 8-K/A, dated April 30, 1999 filed by the Company with the SEC in connection with the dismissal of Deloitte & Touche LLP as the Company's independent auditors and the engagement of Crowe, Chizek and Company LLP as the Company's independent auditors for the fiscal year ending December 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          WEST SUBURBAN BANCORP, INC.
                                          (Registrant)


Date: August 11, 1999
                                          /s/   Kevin J. Acker
                                          ------------------------------------
                                          KEVIN J. ACKER
                                          CHAIRMAN OF THE BOARD




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
