Form 10-Q
period 1999-09-30
WEST SUBURBAN BANCORP INC
filed 1999-11-12
CIK 805080

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 1999
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from to

Commission File Number 0-17609

WEST SUBURBAN BANCORP, INC.
(Exact name of Registrant as specified in its charter)

Illinois	36-3452469
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)
711 South Meyers Road, Lombard, Illinois	60148
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (630) 629-4200

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the Issuer's class of common stock as of the latest practicable date.

15,000,000 shares of Common Stock, no par value, were authorized and 432,495 shares of Common Stock were issued and outstanding as of November 12, 1999.

WEST SUBURBAN BANCORP, INC.

Form 10-Q Quarterly Report

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. West Suburban Bancorp, Inc. (together with West Suburban Bank, the "Company") intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, as amended, and is including this statement for purposes of indicating such intent. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of West Suburban Bancorp, Inc. ("West Suburban") and West Suburban Bank (the "Bank") include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality, performance and composition of the Bank's loan or securities portfolios, demand for loan and deposit products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

PART I

ITEM 1.  FINANCIAL STATEMENTS

    WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(UNAUDITED)

	September 30, 1999	December 31, 1998
Assets
Cash and due from banks	$31,040	$41,549
Federal funds sold	9,000	64,590
Interest-earning deposits in financial institutions	890	724

Total cash and cash equivalents	40,930	106,863
Securities:
Available for sale (amortized cost of $188,237 in 1999; $204,947 in 1998)	185,750	205,624
Held to maturity (fair value of $175,324 in 1999; $172,590 in 1998)	177,893	171,679

Total securities	363,643	377,303

Loans, less allowance for loan losses of $10,469 in 1999; $9,998 in 1998	829,182	771,148
Premises and equipment, net	34,894	33,393
Other real estate	1,540	1,742
Accrued interest and other assets	21,444	18,504

Total Assets	$1,291,633	$1,308,953

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$119,710	$112,464
Interest-bearing	1,019,152	1,043,488

Total deposits	1,138,862	1,155,952
Accrued interest and other liabilities	12,951	18,608

Total Liabilities	1,151,813	1,174,560

Shareholders' equity:
Common Stock, no par value; 15,000,000 shares authorized; 432,495 shares issued and outstanding	3,457	3,457
Surplus	38,066	38,066
Retained earnings	99,796	92,461
Accumulated other comprehensive (loss) income	(1,499)	409

Total Shareholders' Equity	139,820	134,393

Total Liabilities and Shareholders' Equity	$1,291,633	$1,308,953

The accompanying notes are an integral part of the condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(Dollars in thousands, except per share data)
(UNAUDITED)

	1999	1998
Interest Income
Loans, including fees	$48,337	$49,061

Securities:
Taxable	15,874	16,851
Exempt from federal income tax	1,193	1,462

Total securities income	17,067	18,313
Federal funds sold	1,052	2,210
Deposits in financial institutions	30	19

Total interest income	66,486	69,603

Interest Expense
Deposits	27,272	32,211
Other	112	129

Total interest expense	27,384	32,340

Net Interest Income	39,102	37,263
Provision for Loan Losses	1,589	1,675

Net Interest Income after Provision for Loan Losses	37,513	35,588

Noninterest Income
Service fees on deposit accounts	2,545	2,359
Trust fees	141	146
Net gain on sales of loans held for sale	352	539
Loan servicing fees	212	314
Net realized gain on sales of securities available for sale	89	541
Write-down of carrying value of securities available for sale		(3,200)
Net gain on sales of other real estate	23	89
Litigation settlement	3,555
Other	3,230	3,526

Total noninterest income	10,147	4,314

Noninterest Expense
Salaries and employee benefits	12,731	11,707
Occupancy	2,533	2,470
Furniture and equipment	2,475	2,326
FDIC insurance premiums	150	175
Professional fees	769	494
Data processing	658	859
Other real estate	57	243
Other	4,676	4,651

Total noninterest expense	24,049	22,925

Income before Income Tax Expense	23,611	16,977
Income Tax Expense	7,410	4,986

Net Income	16,201	11,991
Other Comprehensive (Loss) Income	(1,908)	729

Comprehensive Income	$14,293	$12,720

Earnings Per Share—Basic	$37.46	$27.72

Cash Dividends Declared Per Share	$20.50	$17.50

The accompanying notes are an integral part of the condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(Dollars in thousands, except per share data)
(UNAUDITED)

	1999	1998
Interest Income
Loans, including fees	$16,523	$16,208

Securities:
Taxable	5,083	5,922
Exempt from federal income tax	362	488

Total securities income	5,445	6,410
Federal funds sold	244	453
Deposits in financial institutions	11	9

Total interest income	22,223	23,080

Interest Expense
Deposits	9,106	10,763
Other	37	44

Total interest expense	9,143	10,807

Net Interest Income	13,080	12,273
Provision for Loan Losses	550	1,187

Net Interest Income after Provision for Loan Losses	12,530	11,086

Noninterest Income
Service fees on deposit accounts	885	788
Trust fees	13	16
Net gain on sales of loans held for sale	54	218
Loan servicing fees	64	99
Net realized gain on sales of securities available for sale		218
Write-down of carrying value of securities available for sale		(3,200)
Net gain on sales of other real estate	9	59
Other	1,091	1,192

Total noninterest income (loss)	2,116	(610)

Noninterest Expense
Salaries and employee benefits	4,262	3,943
Occupancy	863	884
Furniture and equipment	823	673
FDIC insurance premiums	49	51
Professional fees	278	175
Data processing	271	346
Other real estate	18	138
Other	1,409	1,583

Total noninterest expense	7,973	7,793

Income before Income Tax Expense	6,673	2,683
Income Tax Expense	2,040	331

Net Income	4,633	2,352
Other Comprehensive (Loss) Income	(392)	649

Comprehensive Income	$4,241	$3,001

Earnings Per Share—Basic	$10.71	$5.44

Cash Dividends Declared Per Share	$7.00	$6.50

The accompanying notes are an integral part of the condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(Dollars in thousands)
(UNAUDITED)

	1999	1998
Cash flows from operating activities
Net income	$16,201	$11,991

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,807	2,514
Provision for loan losses	1,589	1,675
Benefit for deferred income taxes	(274)	(1,331)
Net premium amortization and discount accretion of securities	566	475
Net realized gain on sales of securities available for sale	(89)	(541)
Write-down of carrying value of securities available for sale		3,200
Net gain on sales of loans held for sale	(352)	(539)
Proceeds from sales of loans held for sale	28,339	45,586
Origination of loans held for sale	(27,987)	(45,047)
(Gain) loss on sales of premises and equipment	(23)	49
Net gain on sales of other real estate	(23)	(89)
Increase in accrued interest and other assets	(1,407)	(668)
Decrease in accrued interest and other liabilities	(1,549)	(2,682)

Total adjustments	1,597	2,602

Net cash provided by operating activities	17,798	14,593

Cash flows from investing activities
Securities available for sale:
Proceeds from sales	21,534	52,281
Proceeds from maturities	65,917	126,575
Purchases	(71,492)	(152,002)
Securities held to maturity:
Proceeds from maturities	63,631	170,104
Purchases	(69,574)	(164,312)
Purchase of minority interest in subsidiaries		(26)
Net (increase) decrease in loans	(60,330)	25,551
Purchases of premises and equipment	(4,386)	(4,039)
Proceeds from sales of premises and equipment	101	18
Proceeds from sales of other real estate	933	2,015

Net cash (used in) provided by investing activities	(53,666)	56,165

Cash flows from financing activities
Net decrease in total deposits	(17,090)	(33,340)
Cash dividends paid	(12,975)	(7,569)

Net cash used in financing activities	(30,065)	(40,909)

Net (decrease) increase in cash and cash equivalents	(65,933)	29,849
Cash and cash equivalents at beginning of period	106,863	60,334

Cash and cash equivalents at end of period	$40,930	$90,183

Supplemental cash flow information:
Cash paid during the period for:
Interest on deposits and other borrowings	$28,064	$35,524
Income taxes	7,089	6,022
Transfers from loans to other real estate	707	2,427

The accompanying notes are an integral part of the condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

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

NOTE 2—SECURITIES

Debt and marketable equity securities are classified into one of two categories, "held to maturity" or "available for sale." Held to maturity securities include those debt securities where the Company has both the ability and positive intent to hold them to maturity. Securities not meeting these criteria are classified as available for sale. Held to maturity securities are carried at amortized historical cost while available for sale securities are carried at fair value with net unrealized gains and losses (net of tax) reported in accumulated other comprehensive (loss) income as a separate component of shareholders' equity. Gains or losses on disposition are based on the net proceeds and the amortized historical cost of the securities sold, using the specific identification method. The Company does not engage in trading activities. The Company has not utilized futures, forwards, swaps or option contracts to manage interest rate risk or otherwise.

During the first nine months of 1999, the Company's unrealized gain on securities available for sale, net of taxes, decreased $1.9 million to a loss of $1.5 million at September 30, 1999 from a $.4 million gain at December 31, 1998, net of taxes.

NOTE 3—OUTSTANDING LINES OF CREDIT AVAILABLE—(Dollars in thousands)

	September 30, 1999	December 31, 1998
Home equity lines	$157,357	$163,359
Commercial credit lines	121,367	129,996
Letters of credit	8,671	14,423
Visa credit card lines	53,957	39,062

Total commitments	$341,352	$346,840

The Company had $6.4 million and $14.7 million of commitments to originate residential mortgage loans as of September 30, 1999 and December 31, 1998, respectively.

NOTE 4—NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for hedges. SFAS 133 is effective for 2001. The Company presently believes that the adoption of SFAS 133 will not have a material impact on the Company's financial condition or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONDENSED CONSOLIDATED BALANCE SHEET ANALYSIS

    Asset Distribution. Total consolidated assets at September 30, 1999 decreased approximately $17.4 million (1.3%) to $1,291.6 million from $1,309.0 million at December 31, 1998. Total cash and cash equivalents decreased $66.0 million (61.7%) to $40.9 million at September 30, 1999 from $106.9 million at December 31, 1998. Aggregate holdings in federal funds sold decreased $55.6 million to $9.0 million at September 30, 1999 from $64.6 million at December 31, 1998. Aggregate holdings in securities declined $13.7 million (3.6%) to $363.6 million at September 30, 1999 from $377.3 million at December 31, 1998. The decrease in securities were primarily due to growth in the loan portfolio and decreases in deposits. The Company's objectives in managing the securities portfolio are driven by the dynamics of its entire balance sheet which includes managing the portfolio to maximize yield over an entire interest rate cycle while providing liquidity and minimizing market risk.

    Total loans increased $58.6 million (7.5%) to $839.7 million at September 30, 1999 from $781.1 million at December 31, 1998. Real estate loans increased $18.3 million to $324.7 million at September 30, 1999 from $306.4 million at December 31, 1998. Indirect auto loans increased $42.5 million to $72.9 million at September 30, 1999 from $30.4 million at December 31, 1998. These increases were partially offset by decreases in commercial loans. The Company has developed an indirect auto loan department to enhance loan volume. The Company presently intends to continue to grow its indirect auto loan portfolio and has experienced favorable results with low levels of past due indirect auto loans and increased level of loans. The Company attempts to remain competitive in its market by offering competitive rates and loan products. The Company presently intends to continue to maintain its current credit evaluation standards while evaluating prospective new product and business lines.

    Allowance for Loan Losses and Asset Quality. The Company maintains an allowance for loan losses to absorb anticipated losses in the loan portfolio. The allowance for loan losses is established after a determination of the potential credit risk of the loans held by the Company. Management evaluates the adequacy of the allowance based on past loan loss experience by reviewing historical loan loss/recovery data, expected future net credit losses, adverse situations that may affect borrowers' ability to repay, estimated value of any underlying collateral, and current and prospective business and economic conditions. The allowance for loan losses increased $.5 million (4.7%) to $10.5 million at September 30, 1999 from $10.0 million at December 31, 1998. This increase in the allowance for loan losses was primarily due to an increase in loans outstanding. The ratio of the allowance for loan losses to total loans outstanding decreased at September 30, 1999 to 1.25% compared to 1.28% at December 31, 1998. Nonperforming loans decreased $9.1 million (48.8%) to $9.5 million at September 30, 1999 from $18.6 million at December 31, 1998. The majority of this decrease was due to the reduction in exposure with respect to the warehouse line of credit discussed in the following paragraph. As of September 30, 1999 and December 31, 1998, total nonperforming loans to total loans were 1.1% and 2.4%, respectively. The allowance for loan losses was approximately 110% and 54% of nonperforming loans at September 30, 1999 and December 31, 1998, respectively.

    As of September 30, 1999, the Company had $3.8 million in credit exposure to a leasing company consisting of a warehouse line of credit with an unpaid principal balance of $3.8 million. The Company has exercised certain of its rights under the loan documents that govern the warehouse line of credit and, as a result, the Company acquired certain of the leases that secure the warehouse line of credit. The warehouse line of credit is also secured by various other assets. The leasing company was engaged in the business of originating and servicing small equipment leases until May 1998 when it sold substantially all its assets. Subsequently, various irregularities in the leasing company's operations were discovered. In August 1998, the leasing company made an assignment for the benefit of creditors. Although the Company has reduced its exposure under the warehouse line of credit with proceeds of acquired leases and collateral and through a recovery from a guarantor, no assurances can be given that the Company will continue to be able to manage its exposure successfully.

    The following table presents an analysis of the Company's nonperforming loans and other real estate as of the dates indicated (dollars in thousands):

	September 30, 1999	December 31, 1998	Dollar Change
Nonaccrual loans	$6,285	$14,979	$(8,694)
Accruing loans 90 days past due	3,241	3,621	(380)

Total nonperforming loans	$9,526	$18,600	$(9,074)

Nonperforming loans as a percent of total loans	1.1%	2.4%
Other real estate	$1,540	$1,742	$(202)

    The following table presents an analysis of the Company's provision for loan losses for the periods stated (dollars in thousands):

	1999			1998
	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
Provision—quarter	$550	$491	$548	$888	$1,187
Provision—year to date	1,589	1,039	548	2,563	1,675
Net chargeoffs—quarter	981	24	116	512	1,158
Net chargeoffs—year to date	1,121	140	116	2,337	1,825
Allowance at period end	10,469	10,897	10,430	9,998	9,621
Allowance to period end total loans	1.25%	1.33%	1.30%	1.28%	1.30%

    Liability Distribution. Total liabilities decreased $22.8 million (1.9%) to $1,151.8 million at September 30, 1999 from $1,174.6 million at December 31, 1998. The decrease in total liabilities was primarily due to decreases in deposits. Management believes the decreases in deposits were primarily due to customers enhancing their liquidity positions. In order to retain current and attract new deposits, the Company opened additional branches and engaged in promotions from time to time during 1999. The decrease in savings and certificates of deposit was partially offset by continued growth in money market checking deposits as customers took advantage of this product which provides a higher interest rate compared to regular savings. Management's goal is to promote its deposit products when feasible while preserving the Company's net interest margin. The Company attempts to remain well-positioned in its market by offering competitive rates on its savings and certificate of deposit products.

    Balances in the Company's major categories of deposits are summarized in the following table (dollars in thousands):

	September 30, 1999	December 31, 1998	Dollar Change	Percent Change
Demand and other noninterest-bearing	$119,710	$112,464	$7,246	6.4%
NOW accounts	26,468	34,712	(8,244)	(23.7)
Money market checking	118,765	99,304	19,461	19.6
Money market savings	470,949	501,128	(30,179)	(6.0)
Time, $100,000 and over	86,111	81,041	5,070	6.3
Time, other	316,859	327,303	(10,444)	(3.2)

Total	$1,138,862	$1,155,952	$(17,090)	(1.5)%

CAPITAL RESOURCES

    Total shareholders' equity increased $5.4 million during the nine months ended September 30, 1999. This increase was a result of net income of $16.2 million for the first nine months of 1999 reduced by dividends declared of $8.9 million and a decline in the market value of securities available for sale of $1.9 million, net of deferred taxes.

    The Company's capital ratios as well as those of the Bank as of September 30, 1999 are presented below. All capital ratios are in excess of the regulatory capital requirements which call for a minimum total risk-based capital ratio of 8% for the Company and the Bank, a minimum Tier 1 risk-based capital ratio of 4% and a minimum leverage ratio (3% for the most highly rated banks that do not expect significant growth; all other institutions are required to maintain a minimum leverage capital ratio of 4% to 5% depending on their particular circumstances and risk profiles) for the Company and the Bank. Bank holding companies and their subsidiaries are generally expected to operate at or above the minimum capital requirements. The ratios shown below are in excess of regulatory minimums and should allow the Company and the Bank to operate without significant capital adequacy concerns.

    The following table sets forth selected regulatory capital ratios of the Company and the Bank at September 30, 1999:

	Tier 1 Risk-Based Capital	Total Risk-Based Capital	Leverage Capital
West Suburban	12.75%	13.70%	10.79%
West Suburban Bank	11.44%	12.40%	9.61%

    The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") provided the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rates the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. Management has been advised that as of September 30, 1999 and December 31, 1998, the Bank qualified as a "well-capitalized" institution.

LIQUIDITY

    Effective liquidity management ensures there is sufficient cash flow to satisfy demand for credit and deposit withdrawals. The Company's large, stable, core deposit base and strong capital position are the solid foundation for the Company's liquidity position. In addition, liquidity is enhanced by a securities portfolio structured to provide liquidity as needed. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity and maturity schedules of earning assets and supporting liabilities. As part of its plan to address Year 2000 issues, the Company will continue to closely monitor its liquidity levels during late 1999 and early 2000. The Company maintains lines of credit in the amount of $60.0 million at other financial institutions as well as an additional line of credit in the amount of approximately $40.0 million at the Federal Home Loan Bank.

    Generally, the Company uses cash and cash equivalents to meet its liquidity needs. Additional liquidity is provided by maintaining assets which mature within a short time-frame or which may be quickly converted to cash without significant costs. These assets include interest-bearing deposits in financial institutions, federal funds sold and securities available for sale. As of September 30, 1999 and December 31, 1998, these liquid assets represented 17.5% and 23.9% of total assets, respectively. A more detailed discussion concerning these assets is presented in the Asset Distribution section of this report.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

    Net Income. The Company's net income for the nine months ended September 30, 1999 and 1998 was approximately $16.2 million and $12.0 million, respectively. This represents an increase of $4.2 million (35.1%) for the 1999 period when compared to the same period in 1998. This was primarily due to the increase in noninterest income in 1999 when compared to the same period in 1998. During the first quarter of 1999, the Company recorded non-recurring other income of $3.6 million representing the settlement of a lawsuit brought by the Company in connection with an investment that it made in the late 1980's. Additionally, during the third quarter of 1998, the Company recognized a loss of $3.2 million representing the other-than-temporary impairment of the entire carrying value of an investment in subordinated debt securities, which were classified as available for sale investment securities.

    Net interest income increased $1.8 million during the first nine months of 1999 compared to the same period in 1998. Offsetting these increases were increases to other noninterest expense of $1.1 million and income tax expense of $2.4 million.

    Interest Income. Total interest income, on a tax equivalent basis, decreased $3.3 million for the nine months ended September 30, 1999 compared to the same period in 1998. This decrease was primarily due to decreased yields on the Company's loan portfolio and lower yields and balances on U.S. government agency securities. Yields on total average loans decreased primarily due to decreases in interest rates that have been necessary to attract loans in the competitive market place. Yields on the Company's securities portfolio declined as new purchases were invested in lower yielding securities resulting from a declining interest rate environment at the time the securities were purchased.

    Interest Expense. Total interest expense decreased $5.0 million for the nine months ended September 30, 1999 compared to the same period during 1998. Interest on deposits, which accounted for substantially all of this decrease, declined due to decreases in average rates notwithstanding an increase of $10.0 million in average balances of interest-bearing deposits during the nine months ended September 30, 1999.

    The following table reflects the extent to which changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest rates have affected net interest income on a tax equivalent basis for the nine month period ended September 30, 1999, as compared to the same period in 1998 (dollars in thousands):

	CHANGE DUE TO:
	Volume	Rate	Total
Interest Income
Interest-bearing deposits in financial institutions	$13	$(2)	$11
Federal funds sold	(873)	(285)	(1,158)
Securities	(354)	(966)	(1,320)
Loans	2,851	(3,637)	(786)

Total interest income	1,637	(4,890)	(3,253)

Interest Expense
Interest-bearing deposits	265	(5,221)	(4,956)

Total interest expense	265	(5,221)	(4,956)

Net interest income	$1,372	$331	$1,703

    The following table presents an analysis of the Company's year to date average interest-earning assets, interest-bearing liabilities, and non-interest-bearing deposits, as of the date indicated (dollars in thousands):

	1999			1998
	September 30	June 30	March 31	December 31	September 30
Securities	$385,270	$393,896	$393,398	$387,635	$393,778
Total loans	794,179	783,685	771,624	748,181	747,424
Interest-earning assets	1,209,780	1,213,259	1,209,778	1,194,502	1,195,606
Noninterest-bearing deposits	115,937	114,575	112,101	107,984	106,664
Interest-bearing deposits	1,034,093	1,037,284	1,034,106	1,024,523	1,024,082
Total deposits	1,150,030	1,151,859	1,146,207	1,132,507	1,130,746
Interest-bearing liabilities	1,038,280	1,041,899	1,039,969	1,027,888	1,027,471

    Provision for Loan Losses. The Company's provision for loan losses decreased $.1 million (5.1%) for the nine months ended September 30, 1999 compared to the same period in 1998. Net chargeoffs for the first nine months of 1999 also decreased $.7 million when compared to the same period in 1998. Management monitors its nonperforming loans closely and will initiate further increases or decreases to the provision for loan losses as warranted. See the section entitled "Allowance for Loan Losses and Asset Quality."

    Noninterest Income. Total noninterest income increased $5.8 million (135.2%) for the nine months ended September 30, 1999 compared to the same period in 1998. This was primarily due to the Company recording non-recurring other income in the first quarter of $3.6 million representing the settlement of a lawsuit brought by the Company in connection with an investment that it made in the late 1980's. Additionally, during the third quarter of 1998, the Company recognized a loss of $3.2 million representing the other-than temporary impairment of the entire carrying value of an investment in subordinated debt securities, which were classified as available for sale investment securities. These increases were partially offset by decreases in gains on sale of securities available for sale of $.4 million and other income of $.3 million.

    Noninterest Expense. Total noninterest expense increased $1.1 million (4.9%) for the nine months ended September 30, 1999 compared to the same period in 1998. This increase was primarily the result of salary and employee benefits increasing $1.0 million due to the addition of the indirect automobile lending department, the opening of the Eola Road branch in Aurora, Illinois and enhanced staffing in the collection and loan review functions.

    Income Taxes. Income tax expense increased $2.4 million (48.6%) for the nine months ended September 30, 1999 compared to the same period in 1998. The increase was principally due to higher pre-tax income and less nontaxable interest income on securities. The effective tax rates for the nine months ended September 30, 1999 and 1998 were 31.4% and 29.4%, respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

    Net Income. The Company's net income for the three months ended September 30, 1999 and 1998 was approximately $4.6 million and $2.4 million, respectively. This represents an increase of $2.2 million (97.0%) for the 1999 period when compared to the same period in 1998. This was primarily due to an increase in noninterest income of $2.7 million during the 1999 period. Additionally, during the third quarter of 1998, the Company recognized a loss of $3.2 million representing the other-than temporary impairment of the entire carrying value of an investment in subordinated debt securities, which were classified as available for sale investment securities. Net interest income increased $.8 million during this period while the provision for loan loss decreased $.6 million. These increases to income and decreases to expense were partially offset by an increase to noninterest expense of $.2 million and income tax expense of $1.7 million.

    Interest Income. Total interest income decreased $.9 million (3.7%) for the three months ended September 30, 1999 compared to the same period in 1998. This decrease was primarily due to decreased yields on the Company's loan portfolio and lower yields and balances on U.S. government agency securities.

    Interest Expense. Total interest expense decreased $1.7 million (15.4%) for the three months ended September 30, 1999 compared to the same period during 1998. This was due to lower costs and balances associated with certificates of deposit.

    Provision for Loan Losses. The Company's provision for loan losses decreased $.6 million (53.7%) for the three months ended September 30, 1999 compared to the same period in 1998.

    Noninterest Income. Total noninterest income increased $2.7 million (446.9%) for the three months ended September 30, 1999 compared to the same period in 1998. This increase was primarily due to the Company recognizing a loss in the third quarter of 1998 of $3.2 million representing the other-than temporary impairment of the entire carrying value of an investment in subordinated debt securities, which were classified as available for sale investment securities.

    Noninterest Expense. Total noninterest expense increased $.2 million (2.3%) for the three months ended September 30, 1999 compared to the same period in 1998. This increase was primarily the result of salary and employee benefits increasing $.3 million due to the addition of the indirect automobile lending department and the opening of the Eola Road branch in Aurora, Illinois.

    Income Taxes. Income tax expense increased $1.7 million (516.3%) for the three months ended September 30, 1999 compared to the same period in 1998. The increase was primarily due to higher pre-tax income. The effective tax rates for the three months ended September 30, 1999 and 1998 were 30.6% and 12.3%, respectively.

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

    Year 2000. The federal banking regulators issued guidelines establishing minimum safety and soundness standards for achieving Year 2000 compliance. The guidelines, which took effect October 15, 1998 and apply to all FDIC-insured depository institutions, establish standards for developing and managing Year 2000 project plans, testing remediation efforts and planning for contingencies. The guidelines are based upon guidance previously issued by the agencies under the auspices of the Federal Financial Institutions Examination Council (the "FFIEC"), but are not intended to replace or supplant the FFIEC guidance which will continue to apply to all federally insured depository institutions.

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

    Recent Regulatory Developments.  On November 2, 1999, the Conference Committee on financial services reform approved legislation that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Board of Governors of the Federal Reserve System (the "Federal Reserve"), in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve under section 4(c)(8) of the Bank Holding Company Act. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

    National banks are also authorized by the Act to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments, and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). The Act provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national bank investments in financial subsidiaries.

    The Act must be approved by the House of Representatives and the Senate, and signed by the President, before it will take effect. At this time, the Company is unable to predict the impact the Act may have on the Company and its subsidiaries.

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

    Listed below are the balances in the major categories of the rate sensitive assets and liabilities that are subject to repricing as of September 30, 1999 (dollars in thousands):

	Three months or less	Over three months to six months	Six months to one year	One year to five years	Over five years	Total
Rate sensitive assets:
Interest-bearing deposits in financial institutions	$890					$890
Federal funds sold	9,000					9,000
Securities	26,109	$9,991	$17,985	$262,237	$47,321	363,643
Loans	348,807	36,342	54,553	330,049	69,900	839,651

Total	$384,806	$46,333	$72,538	$592,286	$117,221	$1,213,184

Rate sensitive liabilities:
Money market savings	$470,949					$470,949
Money market checking	118,765					118,765
NOW accounts	26,468					26,468
Time deposits
Less than $100,000	54,067	$92,581	$67,042	$103,078	$91	316,859
$100,000 and over	30,314	21,407	12,572	21,818		86,111

Total	$700,563	$113,988	$79,614	$124,896	$91	$1,019,152

Interest sensitivity gap	$(315,757)	$(67,655)	$(7,076)	$467,390	$117,130
Cumulative interest sensitivity gap	(315,757)	(383,412)	(390,488)	76,902	194,032	$194,032
Cumulative net interest-earning assets to cumulative net interest-bearing liabilities	54.9%	52.9%	56.3%	107.5%	119.0%
Cumulative interest sensitivity gap to total assets	(24.4)%	(29.7)%	(30.2)%	6.0%	15.0%

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

  •
  Balance sheet volume reflects the current balances and does not project future growth or changes. This establishes the base case from which all percentage changes are calculated.

  •
  The replacement rate for loan and deposit items that mature is the current rate offered by the Company. The replacement rate for securities is the current market rate.

  •
  The repricing rate for balance sheet data is determined by utilizing individual account statistics provided by the Company's data processing systems.

  •
  The maturity and repricing dates for balance sheet data are determined by utilizing individual account statistics provided by the Company's data processing systems.

    Listed below are the Company's projected changes in net interest income over a twelve month horizon for the various rate shock levels as of September 30, 1999 and December 31, 1998 (dollars in thousands):

	Net Interest Income
September 30	Amount	Dollar Change	Percent Change
+200 bp	$45,371	$(8,750)	(16.2)%
+100 bp	49,864	(4,257)	(7.9)
Base	54,121
-100 bp	58,112	3,991	7.4
-200 bp	60,320	6,199	11.5
	Net Interest Income
December 31	Amount	Dollar Change	Percent Change
+200 bp	$41,437	$(6,730)	(14.0)%
+100 bp	44,952	(3,215)	(6.7)
Base	48,167
-100 bp	51,206	3,039	6.3
-200 bp	52,318	4,151	8.6

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

WEST SUBURBAN BANCORP, INC.
(Registrant)
Date: November 12, 1999
	By:	/s/ KEVIN J. ACKER Kevin J. Acker Chairman of the Board
	By:	/s/ DUANE G. DEBS Duane G. Debs President and Chief Financial Officer

INDEX OF EXHIBITS

Sequential Page No.
27.	Financial Data Schedule	21

QuickLinks

PART I
ITEM 1. FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART II
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

INDEX OF EXHIBITS