Form 10-K405
period 1999-12-31
WEST SUBURBAN BANCORP INC
filed 2000-03-29
CIK 805080

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For fiscal year ended December 31, 1999

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                to

Commission File Number 0-17609

WEST SUBURBAN BANCORP, INC.
(Exact name of Registrant as specified in its charter)

Illinois	36-3452469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
711 South Meyers Road, Lombard, Illinois	60148
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (630) 629-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value
(Title of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this form 10-K /x/

   The aggregate market value of voting common stock of Registrant held by non-affiliates as of March 17, 2000 was $137,268,384 (1). At December 31, 1999, the total number of shares of Common Stock outstanding was 432,495.

Documents Incorporated by Reference:

   Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1999 are incorporated by reference into Parts I, II and IV hereof, to the extent indicated herein. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 2000 are incorporated by reference in Part III hereof, to the extent indicated herein.

(1)
Based on the last reported price of an actual transaction in Registrant's common stock on March 17, 2000, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of common stock of Registrant.

    This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company (as defined below) intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, as amended, and is including this statement for purposes of indicating such intent. Forward-looking statements which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of West Suburban and the Bank (as defined below) include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Bank's loan or securities portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, our implementation of new technologies, our ability to develop and maintain secure and reliable electronic systems and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

PART I

ITEM 1. BUSINESS

REGISTRANT AND ITS SUBSIDIARY

    West Suburban Bancorp, Inc., an Illinois corporation ("West Suburban"), is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the parent company of West Suburban Bank, Lombard, Illinois. West Suburban Bank may be referred to as the "Bank" and, collectively, with West Suburban, may be referred to as the "Company."

    West Suburban was incorporated in 1986 and became the parent bank holding company of the Bank in 1988. On July 13, 1990, West Suburban acquired a federally-chartered thrift, thereby becoming a thrift holding company until that entity was merged into the Bank in 1997.

    The Bank is headquartered in Lombard, Illinois, and has 33 branches throughout the western suburbs of Chicago. Due to the nature of the market areas served by the Bank, the Bank provides a wide range of financial services to individuals and small to medium size businesses. The western suburbs of Chicago have a diversified economy, with many corporate headquarters and numerous small to medium size industrial and non-industrial businesses.

    The Bank engages in a general full service retail banking business and offers a broad variety of consumer and commercial products and services. The Bank also offers insurance services through West Suburban Insurance Services, Inc., travel agency services through Travel With West Suburban, land trust services, safe deposit boxes and extended banking hours including Sunday hours and 24-hour banking through a proprietary network of 36 automated teller machines ("ATMs"), Tele-Bank 24 (a bank-by-phone system) and the Bank's recently launched online banking internet site (www.westsuburbanbank.com). Other consumer related services are available, including investment products and a competitively priced VISA card through West Suburban Bank Card Services. The Bank also offers its customers a debit card called the West Suburban Bank Check Card.

    The following table sets forth financial and other information concerning the Bank as of and for the year ended December 31, 1999:

					Return on Average
Year Formed/Year Affiliated With the Parent	Number of Locations	Total Assets	Shareholders' Equity	Net Income
					Assets	Equity
West Suburban Bank (1962/1988)	33	$1,407,248	$120,453	$20,160	1.54%	16.39%

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

    Under the Gramm-Leach-Bliley Act of 1999 (the "1999 Act"), effective March 11, 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The 1999 Act may significantly change the competitive environment in which the Company and the Bank conduct business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

EMPLOYEES

    The Company employed 656 persons (527 full time equivalent employees) on December 31, 1999. The Company believes that its relationship with its employees is good.

SUPERVISION AND REGULATION

General

    Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Illinois Commissioner of Banks and Real Estate (the "Commissioner"), the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Federal Deposit Insurance Corporation (the "FDIC"), the Securities and Exchange Commission (the "SEC"), the Internal Revenue Service and state taxing authorities. The effect of applicable statutes, regulations and regulatory policies can be significant, and cannot be predicted with a high degree of certainty.

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

Recent Regulatory Developments

    On November 12, 1999, President Clinton signed legislation that allows bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the 1999 Act, a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The 1999 Act specifies certain activities that are deemed to be financial in nature, including the following: lending, exchanging, transferring, investing for others or safeguarding money or securities; underwriting and selling insurance; providing financial, investment or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve under section 4(c)(8) of the BHCA. A bank holding company may elect to be treated as a financial holding company only if each depository institution subsidiary of the holding company is well-capitalized, well-managed and received at least a satisfactory rating in its most recent examination of its compliance with the requirements of the Community Reinvestment Act.

    Under the 1999 Act, national banks are also authorized to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). The 1999 Act provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national bank investments in financial subsidiaries.

    At this time, it is not possible to predict the impact that the 1999 Act may have on the Company. At the time of this filing, the Federal Reserve, the Office of the Comptroller of the Currency (the "OCC") and the FDIC had recently begun to adopt and publish regulations as required by the 1999 Act. During March, 2000, (i) the Federal Reserve issued interim regulations that set forth procedures by which bank holding companies may become financial holding companies, the criteria necessary for such a conversion and the Federal Reserve's enforcement powers in the event that a financial holding company fails to maintain compliance with the required criteria and (ii) the OCC issued final regulations setting forth the procedures by which national banks may establish financial subsidiaries as well as the qualifications and safeguards that would be required. In addition, in February, 2000, all federal bank regulatory agencies issued joint proposed regulations that implement the financial privacy provisions of the 1999 Act.

The Company

    As of the date of this filing, the Company has not applied for or received approval to operate as a financial holding company. If the Company chooses to be regulated as a financial holding company, the following discussion regarding the regulatory framework in which the Company operates would be modified by the expanded rights and powers that the Company would enjoy pursuant to the 1999 Act and the regulations that are promulgated thereunder.

    General.  The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the BHCA. In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is also required to file with the Federal Reserve periodic reports of the Company's operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require. The Company is also subject to regulation by the Commissioner under the Illinois Bank Holding Company Act, as amended.

    Investments and Activities.  Under the BHCA, a bank holding company must notify, and in certain situations, obtain Federal Reserve approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after the acquisition, it would own or control more than 5% of the shares of the other bank or bank holding company (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

    The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the Federal Reserve, the Company and its non-bank subsidiaries are permitted to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

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

    As of December 31, 1999, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements, with a total risk-based capital ratio of 12.3% and a leverage ratio of 10.1%.

    Dividends.  The Illinois Business Corporation Act, as amended, prohibits the Company from paying a dividend if, after giving effect to the dividend: (i) the Company would be insolvent; (ii) the net assets of the Company would be less than zero; or (iii) the net assets of the Company would be less than the maximum amount then payable to shareholders of the Company who would have preferential distribution rights if the Company were liquidated. Additionally, the Federal Reserve has issued a policy statement with regard to the payment of cash dividends by bank holding companies.

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

    Federal Securities Regulation.  The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "1934 Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

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

    During the year ended December 31, 1999, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2000, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

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

    FICO Assessments.  Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Between January 1, 2000 and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended December 31, 1999, the FICO assessment rate for SAIF members ranged between approximately 0.058% of deposits and approximately 0.061% of deposits, while the FICO assessment rate for BIF members ranged between approximately 0.0116% of deposits and approximately 0.0122% of deposits. During the year ended December 31, 1999, the Bank paid FICO assessments totaling $.20 million.

    Supervisory Assessments.  All Illinois banks are required to pay supervisory assessments to the Commissioner to fund the operations of the Commissioner. The amount of the assessment is calculated based on the institution's total assets, including consolidated subsidiaries, as reported to the Commissioner. During the year ended December 31, 1999, the Bank paid supervisory assessments to the Commissioner totaling $.12 million.

    Capital Requirements.  The FDIC has established the following minimum capital standards for state-chartered insured non-member banks, such as the Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the Federal Reserve's capital guidelines for bank holding companies (see "—The Company—Capital Requirements").

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

    During the year ended December 31, 1999, the Bank was not required by the FDIC to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 1999, the

Bank exceeded its minimum regulatory capital requirements with a risk-based capital ratio of 11.2% and a leverage ratio of 9.0%.

    Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the institution to submit a capital restoration plan; limiting the institution's asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. As of December 31, 1999, the Bank was well capitalized, as defined by FDIC regulations.

    Dividends.  Under the Illinois Banking Act, Illinois-chartered banks may not pay, without prior regulatory approval, dividends in excess of their net profits.

    The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 1999. As of December 31, 1999, approximately $15 million was available to be paid as dividends to West Suburban by the Bank. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

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

    Safety and Soundness Standards.  The federal banking agencies have adopted guidelines which establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. Since the fourth quarter of 1998, and through the first quarter of 2000, the federal banking regulators have issued safety and soundness standards for achieving Year 2000 compliance, including standards for developing and managing Year 2000 project plans, testing remediation efforts and planning for contingencies.

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

    Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), both state and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Illinois has enacted legislation permitting interstate mergers beginning on June 1, 1997, subject to certain conditions, including a prohibition against interstate mergers involving an Illinois bank that has been in existence and continuous operation for fewer than five years.

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

    Federal Reserve System.  Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $44.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $44.3 million, the reserve requirement is $1.329 million plus 10% of the aggregate amount of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

The Insurance Subsidiary

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

EXECUTIVE OFFICERS OF THE COMPANY

    The names and ages of the executive officers of West Suburban, along with a brief description of the business experience of each such person, during the past five years, and certain other information is set forth below:

Name (Age) and Position and Offices with West Suburban (year first elected to office)	Principal Occupations and Employment for Past Five Years and Other Information
Kevin J. Acker (50) Chairman of the Board (1993) and Vice President (1986)	Senior Vice President, Marketing of the Bank since 1997; and Director and President of West Suburban Bank of Carol Stream/Stratford Square from 1982 through May 1997
Keith W. Acker (50) Chief Operations Officer (1996)	Director and President of the Bank since 1986; and Chairman of the Board of West Suburban Bank from 1986 through May 1997
Duane G. Debs (43) President (1997) and Chief Financial Officer (1993)
Senior Vice President since 1997 and Comptroller of the Bank since 1987; President of West Suburban Bank of Downers Grove/ Lombard from 1996 through May 1997; Director of West Suburban Bank of Downers Grove/Lombard from 1993 through May 1997; and Vice President of the Bank since 1987
Michael P. Brosnahan (50) Vice President (1997)	Senior Vice President, Lending of the Bank since 1989; and Director of West Suburban Bank of Aurora from 1990 through May 1997

STATISTICAL DATA

    The statistical data required by Securities and Exchange Act of 1934, as amended (the "1934 Act"), Industry Guide 3, "Statistical Disclosure By Bank Holding Companies," has been incorporated by reference from the Company's 1999 Annual Report to Shareholders (attached as Exhibit 13.1 hereto) or is set forth below. This data should be read in conjunction with the Company's 1999 Consolidated Financial Statements and related notes, and the discussion included in Management's Discussion and Analysis of Financial Condition and Results of Operations as set forth in the Company's 1999 Annual Report to Shareholders.

Securities

    The following table sets forth by category the amortized cost of securities at December 31 (dollars in thousands):

	1999	1998	1997
Available For sale
Corporate	$130,538	$144,301	$170,335
U.S. government agencies and corporations	26,809	46,327	26,550
U.S. Treasury	500	505	12,084
States and political subdivisions	1,048	1,188	1,178
Preferred stock and other equity securities	8,173	12,626	8,745

Total securities available for sale	167,068	204,947	218,892
Held to maturity
U.S. government agencies and corporations	141,798	136,467	162,176
States and political subdivisions	32,577	35,212	37,116

Total securities held to maturity	174,375	171,679	199,292

Total securities	$341,443	$376,626	$418,184

    The following table sets forth by contractual maturity the amortized cost and weighted average yield (not tax-effected) of securities available for sale at December 31, 1999 (dollars in thousands):

	Corporate		U.S. Government Agencies and Corporations		U.S. Treasury		States and Political Subdivisions
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Within 1 year	$47,088	7.13%	$—	—%	$500	6.38%	$100	5.00%
After 1 year but within 5 years	76,746	7.07	26,745	5.33	—	—	898	5.23
After 5 years but within 10 years	—	—	—	—	—	—	—	—
After 10 years	6,704	6.47	64	—	—	—	50	5.10

Total	$130,538	7.06%	$26,809	5.32%	$500	6.38%	$1,048	5.20%

    The following table sets forth, by contractual maturity, the amortized cost and weighted average yield of securities held to maturity at December 31, 1999 (dollars in thousands). Yields on tax-exempt securities represent actual coupon yields, net of premium amortization and discount accretion:

	U.S. Government Agencies and Corporations		States and Political Subdivisions
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Within 1 year	$6,750	5.92%	$4,577	4.70%
After 1 year but within 5 years	120,728	5.50	11,093	4.90
After 5 years but within 10 years	8,286	6.44	13,506	5.82
After 10 years	6,034	6.33	3,401	6.42

Total	$141,798	5.61%	$32,577	5.41%

    No securities holdings of a single issuer exceed 10% of the shareholders' equity of the Company at December 31, 1999.

Loan Portfolio

    The following table sets forth the major loan categories at December 31 (dollars in thousands):

	1999	1998	1997	1996	1995
Commercial (1)	$212,505	$225,774	$233,343	$232,210	$200,986
Consumer (1)(2)	10,451	16,468	21,015	37,511	37,986
Indirect automobile	81,782	31,625	—	—	—
Real estate
Residential (3)	169,035	174,328	190,116	299,664	302,062
Commercial (3)	160,522	127,655	102,559	—	—
Home equity (2)	126,496	111,446	127,587	124,805	120,802
Construction	79,526	69,640	72,415	73,432	81,787
Held for sale	338	4,465	4,491	1,043	1,523
VISA—credit card	12,960	14,210	16,235	17,951	19,034
Other	2,850	6,748	4,549	7,229	5,407

Total	856,465	782,359	772,310	793,845	769,587
Less
Allowance for loan losses	10,759	9,998	9,772	9,603	8,900

Loans, net	$845,706	$772,361	$762,538	$784,242	$760,687

(1)
In early 1998, installment loans ($20 million) for commercial loan customers were reclassified for the years 1998 and 1997 to commercial loans. Balances prior to 1997 were not reclassified.
(2)
In 1999, consumer loans ($10 million) to home equity loan customers were reclassified for 1999 from consumer loans to real estate-home equity. Balances prior to 1999 were not reclassified.
(3)
Balances of commercial real estate loans for the years 1996 and 1995 are included in residential real estate loans.

    The following table sets forth the maturity and interest rate sensitivity of selected loan categories at December 31, 1999 (dollars in thousands):

	Remaining Maturity
	One year or less	One to five years	Over five years	Total
Real estate-construction	$77,327	$2,199	$—	$79,526
Other loans	361,850	356,820	58,269	776,939

Total	$439,177	$359,019	$58,269	$856,465

Variable rate	$429,327	$146,815	$175	$576,317
Fixed rate	9,850	212,204	58,094	280,148

Total	$439,177	$359,019	$58,269	$856,465

Nonperforming Loans

    The following table sets forth the aggregate amount of nonperforming loans and selected ratios at December 31 (dollars in thousands):

	1999	1998	1997	1996	1995
Nonaccrual loans	$3,544	$14,979	$3,042	$2,283	$1,478
Loans past due over 90 days still on accrual	1,184	3,621	4,829	3,813	11,405

Total nonperforming loans	4,728	18,600	7,871	6,096	12,883
Other real estate	3,488	1,742	2,450	2,757	8,317

Total nonperforming assets	$8,216	$20,342	$10,321	$8,853	$21,200

Ratio of nonperforming loans to total loans	0.6%	2.4%	1.0%	0.8%	1.7%

Ratio of nonperforming assets to total assets	0.6%	1.6%	0.8%	0.7%	1.8%

    The Company's policy is to discontinue accruing interest on a loan when it becomes 90 days past due or when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of principal or interest is doubtful. In some circumstances a loan that is more than 90 days past due can remain on accrual status if it can be established that payment will be received within another 90 days or if it is fully secured and in process of collection. When a loan has been placed on nonaccrual status, interest that has been earned but not collected is charged back to the appropriate interest income account. When payments are received on nonaccrual loans they are first applied to principal, then to expenses incurred for collection and finally to interest income. Interest income on nonaccrual loans was immaterial for the years presented above. As of the date of the filing, management does not believe that there are potential problem loans that are not included in the disclosure above.

    In 1999, the Company revised its methodology of identifying impaired loans to include only nonperforming commercial, real estate construction and non-residential mortgage loans and other loans with a valuation allowance. Amounts reported for 1998 and 1997 have been restated to reflect this change.

Accordingly, the impaired loans as of December 31 on this new method are summarized as follows (dollars in thousands):

	1999	1998	1997
Year-end loans with no allocated allowance for loan losses	$3,269	$14,476	$3,987
Year-end loans with allocated allowance for loan losses	484	4,404	1,967

Total	$3,753	$18,880	$5,954

Amount of the allowance for loan losses allocated to impaired loans at year-end	$338	$1,708	$1,082
Average of impaired loans during the year	7,244	21,855	6,522
Interest income recognized during impairment	49	836	241

    Nonperforming loans were as follows at December 31 (dollars in thousands):

Loans past due over 90 days still on accrual	$1,184	$3,621	$4,829
Nonaccrual loans	3,544	14,979	3,042

Total	$4,728	$18,600	$7,871

Allowance for Loan Losses

    The allowance for loan losses is evaluated quarterly based on management's periodic review of loan collectibility in light of historical loan loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. The Company has historically evaluated the adequacy of the allowance for loan losses on an overall basis, and the resulting provision charged to expense has similarly been determined in relation to management's evaluation of the entire loan portfolio. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.

    Management monitors identified problem loans by the use of a "watch list" of nonaccrual, delinquent and other nonperforming loans. The "watch list" also serves as the basis for computations of specific loan loss allocations for pools of loans estimated by management in the periodic adequacy of the allowance analysis. Such adequacy of the allowance for loan losses analysis also includes loan loss allocations which are primarily based upon historical loan loss experience, the changing nature and volume of the loan portfolio, and prevailing economic conditions. The aggregate required allowance for loan losses for the entire loan portfolio is maintained through provisions charged to earnings.

    The following table sets forth the activity in the allowance for loan losses for the years ended and at December 31 (dollars in thousands):

	1999	1998	1997	1996	1995
Allowance for loan losses at beginning of period	$9,998	$9,772	$9,603	$8,900	$8,445
Loans charged-off
Commercial	2,132	1,868	956	484	914
Consumer	9	77	213	87	47
Indirect automobile	51	—	—	—	—
Real estate mortgages	88	237	58	4	311
Home equity	—	37	31	—	46
VISA-credit card	304	483	452	495	404
Other	2	30	22	27	7

Total loans charged-off	2,586	2,732	1,732	1,097	1,729
Loan recoveries
Commercial	138	124	48	112	100
Consumer	13	58	65	31	56
Indirect automobile	10	—	—	—	—
Real estate mortgages	1	91	6	6	8
Home equity	—	—	—	1	—
VISA-credit card	97	114	153	142	169
Other	4	8	6	3	1

Total loan recoveries	263	395	278	295	334

Net loans charged-off	2,323	2,337	1,454	802	1,395
Provision for loan losses	3,084	2,563	1,623	1,505	1,850

Allowance for loan losses at end of period	$10,759	$9,998	$9,772	$9,603	$8,900

Allowance for loan losses to total loans	1.26%	1.28%	1.27%	1.21%	1.16%

Net chargeoffs to average total loans	0.29%	0.31%	0.19%	0.10%	0.19%

    The amount of the additions to the allowance for loan losses charged to expense for the periods indicated were based on a variety of factors, including actual loans charged-off during the respective year, historical loss experience, changes in the nature and volume of the loan portfolio, specific loss allocations for individual loans and an evaluation of current economic conditions.

    The allocation shown in the table below, encompassing the major segments of the loan portfolio, represents only an estimate for each category of loans based on historical loss experience and management's judgement of amounts deemed reasonable to provide for future losses incurred within each category. The allocation of estimated losses for commercial loans includes specific amounts for individual problem loans. Estimated losses for categories of homogeneous loan types are generally made on an aggregate basis (dollars in thousands).

	1999		1998		1997		1996		1995
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial (1)	$5,319	34.1%	$5,418	37.8%	$4,000	39.6%	$4,299	38.5%	$4,403	36.7%
Consumer (2)	96	1.6	170	3.0	331	3.3	392	5.6	385	5.6
Indirect automobile	409	9.5	152	4.0	—	—	—	—	—	—
Real estate	2,426	38.5	2,141	39.2	1,993	38.5	1,895	37.9	1,877	39.5
Home equity	632	14.8	557	14.2	638	16.5	312	15.7	302	15.7
VISA-credit card	327	1.5	333	1.8	440	2.1	493	2.3	523	2.5
Unallocated	1,550	—	1,227	—	2,370	—	2,212	—	1,410	—

Total	$10,759	100.0%	$9,998	100.0%	$9,772	100.0%	$9,603	100.0%	$8,900	100.0%

(1)
Includes commercial and real estate-construction loans
(2)
Includes consumer and other loans

Deposits

    The following table sets forth by category average daily deposits and rates for the years ended December 31 (dollars in thousands):

	1999		1998		1997
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand and other noninterest-bearing deposits	$118,387	—%	$107,984	—%	$110,248	—%
NOW	206,896	1.1	221,167	1.9	181,365	1.4
Money market checking	112,239	4.3	29,049	4.5	235	4.7
Savings	316,304	2.6	330,251	3.3	342,016	3.5
Time deposits
Less than $100,000	315,564	5.3	360,184	5.7	421,156	5.9
$100,000 and over	90,798	5.4	83,872	5.7	87,996	5.8

Total	$1,160,188	3.2%	$1,132,507	3.7%	$1,143,016	3.9%

    The following table sets forth by maturity time deposits $100,000 and over at December 31 (dollars in thousands):

1999
Within 3 months	$131,703
After 3 months but within 12 months	30,001
After 1 year but within 5 years	16,468
After 5 years	—

Total	$178,172

Return on Equity and Assets and Other Financial Ratios

    The following table sets forth selected financial ratios at and for the years ended December 31:

	1999	1998	1997
Return on average total assets	1.52%	1.26%	1.71%
Return on average shareholders' equity	14.36	11.77	17.48
Cash dividends declared to net income	80.91	90.90	36.73
Average equity to average total assets	10.61	10.73	9.78

ITEM 2. PROPERTIES

    West Suburban and the Bank occupy a total of approximately 228,500 square feet in 33 locations. West Suburban's principal offices are located in approximately 32,500 square feet of office space at 711 South Meyers Road, Lombard, Illinois. As indicated below, the Bank also operates its principal office located at 711 South Meyers Road, Lombard, Illinois as a branch.

    The following table sets forth certain information concerning the branches of the Bank:

Location of Branches	Approximate Square Feet	Status
711 South Meyers Road Lombard, Illinois	32,500	Owned
701 South Meyers Road Lomard, Illinois	5,200	Owned
717 South Meyers Road Lombard, Illinois	7,100	Owned
100 South Main Street Lombard, Illinois	700	Owned
Mr. Z's (ATM only) 401 South Main Street Lombard, Illinois	100	Lease expires 2003
707 North Main Street Lombard, Illinois	4,100	Owned
40 East St. Charles Road Villa Park, Illinois	2,700	Owned
17W754 22nd Street Oakbrook Terrace, Illinois	6,100	Owned
Lexington Square 400 West Butterfield Road Elmhurst, Illinois	100	Lease expires 2000
2020 Feldott Lane Naperville, Illinois	4,500	Owned
879 East Geneva Road Carol Stream, Illinois	3,600	Lease expires 2003
6400 South Cass Avenue Westmont, Illinois	3,100	Lease expires 2000
221 South West Street Wheaton, Illinois	800	Owned

1104 West Boughton Road Bolingbrook, Illinois	4,500	Owned
295 West Loop Road Wheaton, Illinois	4,500	Owned
2800 South Finley Road Downers Grove, Illinois	10,700	Owned
3S041 Route 59 Warrenville, Illinois	3,700	Owned
Beacon Hill 2400 South Finley Road Lombard, Illinois	100	Leased on a month to month basis
Lexington Square 555 Foxworth Boulevard Lombard, Illinois	100	Lease expires 2000
1122 South Main Street Lombard, Illinois	6,400	Owned
8001 South Cass Avenue Darien, Illinois	17,800	Owned
1005 75th Street Darien, Illinois	1,000	Owned
672 East Boughton Road Bolingbrook, Illinois	7,100	Owned
355 West Army Trail Road Bloomingdale, Illinois	10,700	Owned
401 North Gary Avenue Carol Stream, Illinois	6,400	Owned
1380 Army Trail Road Carol Stream, Illinois	2,300	Lease expires 2000
1657 Bloomingdale Road Glendale Heights, Illinois	4,100	Owned
1061 West Stearns Road Bartlett, Illinois	3,400	Owned
315 South Randall Road St. Charles, Illinois	1,400	Owned
101 North Lake Street Aurora, Illinois	19,000	Owned
2000 West Galena Boulevard Aurora, Illinois	48,000	Owned
1830 Douglas Road Montgomery, Illinois	2,500	Owned

335 North Eola Road Aurora, Illinois	4,200	Owned

ITEM 3. LEGAL PROCEEDINGS

    There are no material pending legal proceedings to which West Suburban or the Bank is a party to other than ordinary routine litigation incidental to their respective businesses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    West Suburban's authorized and outstanding equity securities consist of Common Stock, no par value.

    West Suburban's per share ending book value as of the end of each quarter and dividend information for each quarter is set forth in the following table:

		Common Stock
Year	Quarter	Ending Book Value	Dividends Declared
1999	4th	$313.61	$17.00
	3rd	323.29	7.00
	2nd	320.48	7.00
	1st	319.50	6.50
1998	4th	$310.74	$16.50
	3rd	317.87	6.50
	2nd	317.43	6.00
	1st	311.72	5.00

    The dividend declared in the 4th quarter of 1999 included a special $10.00 per share dividend payable on January 3, 2000 to shareholders of record as of December 15, 1999. Similarly, the dividend declared in the 4th quarter of 1998 included a special $10.00 per share dividend payable on January 4, 1999 to shareholders of record as of December 15, 1998.

    West Suburban's Common Stock is not traded on any national or regional exchange. While there is no established trading market for West Suburban's Common Stock, West Suburban is aware that from time to time limited or infrequent quotations are made with respect to West Suburban's Common Stock and that there occurs limited trading in West Suburban's Common Stock resulting from private transactions not involving brokers or dealers. Transactions in West Suburban's Common Stock have been infrequent. As of March 15, 2000, West Suburban had 432,495 shares of Common Stock outstanding held by 950 shareholders of record. Management is aware of 29 transactions during 1999 involving the sale, in the aggregate, of 5,257 shares of Common Stock. The average sale price in such transactions was $477.10 per share.

ITEM 6. SELECTED FINANCIAL DATA

    West Suburban hereby incorporates by reference the information called for by Item 6 of this Form 10-K from the section entitled "Selected Financial Data" on page 23 of West Suburban's Annual Report to Shareholders for the fiscal year ended December 31, 1999 (attached as Exhibit 13.1 hereto).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    West Suburban hereby incorporates by reference the information called for by Item 7 of this Form 10-K from the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 25 through 31 of West Suburban's Annual Report to Shareholders for the fiscal year ended December 31, 1999 (attached as Exhibit 13.1 hereto).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    West Suburban hereby incorporates by reference the information called for by Item 7A of this Form 10-K from the Interest Rate Sensitivity section included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 29 through 31 of West Suburban's Annual Report to Shareholders for the fiscal year ended December 31, 1999 (attached as Exhibit 13.1 hereto).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    West Suburban hereby incorporates by reference the information called for by Item 8 of this Form 10-K from the Consolidated Financial Statements on pages 6 through 22 of West Suburban's Annual Report to Shareholders for the fiscal year ended December 31, 1999 and from the section entitled "Selected Quarterly Financial Data" as set forth on page 3 of West Suburban's Annual Report to Shareholders for the fiscal year ended December 31, 1999 (attached as Exhibit 13.1 hereto).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

    The Company hereby incorporates by reference the information called for by Item 9 of this Form 10-K from the Form 8-K and the Form 8-K/A, both dated April 5, 1999, filed by the Company with the SEC in connection with the dismissal of Deloitte & Touche LLP and the engagement of Crowe, Chizek and Company LLP as the Company's independent auditors for the fiscal year ending December 31, 1999.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    West Suburban hereby incorporates by reference the information called for by Item 10 of this Form 10-K regarding directors of West Suburban from the section entitled "Election of Directors" of West Suburban's 2000 Proxy Statement.

    Section 16(a) of the 1934 Act requires that the Company's executive officers and directors and persons who own more than 10% of the Company's Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the exchange on which West Suburban's shares of Common Stock are traded. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies and forms furnished to the Company and, if appropriate, representations made to the Company by any such reporting person concerning whether a Form 5 was required to be filed for the 1999 fiscal year, the Company is not aware that any of its directors and executive officers or 10% shareholders failed to comply with the filing requirements of Section 16(a) during 1999.

ITEM 11. EXECUTIVE COMPENSATION

    West Suburban hereby incorporates by reference the information called for by Item 11 of this Form 10-K from the section entitled "Executive Compensation" of West Suburban's 2000 Proxy Statement; provided, however, Report of the Board of Directors on Executive Compensation is specifically not incorporated into this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    West Suburban hereby incorporates by reference the information called for by Item 12 of this Form 10-K from the section entitled "Security Ownership of Certain Beneficial Owners" of West Suburban's 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    West Suburban hereby incorporates by reference the information called for by Item 13 of this Form 10-K from the section entitled "Transactions with Directors, Officers and Associates" of West Suburban's 2000 Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item (a) 1 and 2. Financial Statements

WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

    The following audited Consolidated Financial Statements of West Suburban and its subsidiaries and related notes and report of independent auditors are incorporated by reference from West Suburban's Annual Report to Shareholders for the fiscal year ended December 31, 1999 (attached as Exhibit 13.1 hereto).

    The following Condensed Financial Information-Parent Only is incorporated by reference from Note 16 to West Suburban's audited Consolidated Financial Statements as set forth in West Suburban's Annual Report to Shareholders for the fiscal year ended December 31, 1999 (attached as Exhibit 13.1).

Annual Report Page No.
Condensed Balance Sheets—December 31, 1999 and 1998	24
Condensed Statements of Income—Years Ended December 31, 1999, 1998 and 1997	24
Condensed Statements of Cash Flows—Years Ended December 31, 1999, 1998 and 1997	25

Schedules

    Schedules other than those listed above are omitted for the reason that they are not required or are not applicable or the required information is included in the financial statements incorporated by reference or notes thereto.

Item 14(a)3. Exhibits

    The exhibits required by Item 601 of Regulation S-K are included with this Form 10-K and are listed on the "Index to Exhibits" immediately following the signature page.

Item 14(b). Reports on Form 8-K

    None.

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

WEST SUBURBAN BANCORP, INC. (Registrant)
By	/s/ DUANE G. DEBS Duane G. Debs President and Chief Financial Officer

Date: March 28, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of March, 2000.

SIGNATURE		TITLE
/s/ KEVIN J. ACKER Kevin J. Acker	3/28/2000 Date	Chairman of the Board and Director
/s/ DUANE G. DEBS Duane G. Debs	3/28/2000 Date	President, Chief Financial Officer, Chief Accounting Officer and Director
/s/ DAVID BELL David Bell	3/28/2000 Date	Director
/s/ PEGGY P. LOCICERO Peggy P. LoCicero	3/28/2000 Date	Director
/s/ CHARLES P. HOWARD Charles P. Howard	3/28/2000 Date	Director

The foregoing includes all of the Board of Directors of West Suburban.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation—Incorporated by reference from Exhibits 3.1 of Form S-1 of West Suburban dated November 10, 1988, under Registration No. 33-25225
3.2	Form of Certificate of Amendment to Article of Incorporation—Incorporated by reference from Exhibit 3.2 of Form S-1 of West Suburban dated November 10, 1988, under Registration No. 33-25525
3.3	Certificate of Amendment to Articles of Incorporation dated May 10,1990—Incorporated by reference from Exhibit 3.3 of the Form 10-K of West Suburban dated March 28, 1991, Commission file No. 0-17609
3.4	Certificate of Amendment to Articles of Incorporation dated June 8, 1998—Incorporated by reference from Exhibit 3.4 of the Form 10-K of West Suburban dated March 29, 1999, Commission file No. 0-17609
3.5	By-laws—Incorporated by reference from Exhibit 3.3 of Form S-1 of West Suburban dated November 10, 1988, Registration No. 33-25225
4.1	Specimen of Common Stock certificate—Incorporated by reference from Exhibit 4.1 of the Form 10-K of West Suburban dated March 29, 1999, Commission file No. 0-17609
4.2	Articles of Incorporation of West Suburban (see Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 above)
4.3	By-laws of West Suburban (see Exhibit 3.5 above)
10.1	Employment Agreement dated May 1, 1997 between West Suburban and Mr. Kevin J. Acker—Incorporated by reference from Exhibit 10.2 of Form 10-Q of West Suburban dated August 14, 1997, Commission File No. 0-17609
10.2	Employment Agreement dated May 1, 1997 between West Suburban and Mr. Keith W. Acker—Incorporated by reference from Exhibit 10.2 of Form 10-Q of West Suburban dated August 14, 1997, Commission File No. 0-17609
10.3	Employment Agreement dated May 1, 1997 between West Suburban and Mr. Duane G. Debs—Incorporated by reference from Exhibit 10.2 of Form 10-Q of West Suburban dated August 14, 1997, Commission File No. 0-17609
10.4	Employment Agreement dated May 1, 1997 between West Suburban and Mr. Michael P. Brosnahan—Incorporated by reference from Exhibit 10.2 of Form 10-Q of West Suburban dated August 14, 1997, Commission File No. 0-17609
10.5	Form of Amended Deferred Compensation Agreement between West Suburban and Messrs. Kevin J. Acker, Keith W. Acker, Duane G. Debs and Michael P. Brosnahan—Incorporated by reference from Exhibit 10.5 of Form 10-Q of West Suburban dated August 14, 1997, Commission File No. 0-17609
10.6	Employment Agreement dated December 24, 1998 between West Suburban and Mr. James Chippas—Incorporated by reference from Exhibit 10.6 of the Form 10-K of West Suburban dated March 29, 1999, Commission file No. 0-17609
10.7	Form of Amendment to Employment Agreement dated January 21, 1999 between West Suburban and Messrs. Kevin J. Acker, Keith W. Acker, Duane G. Debs and Michael P. Brosnahan—Incorporated by reference from Exhibit 10.7 of the Form 10-K of West Suburban dated March 29, 1999, Commission file No. 0-17609
13	Annual Report to Shareholders of West Suburban for fiscal year ended December 31, 1999
21	Subsidiaries of Registrant
27	Financial Data Schedule
99	Independent Auditors' Report of Deloitte & Touche LLP dated January 29, 1999

QuickLinks

Common Stock, no par value (Title of Class)
PART I
PART II
PART III
PART IV
WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
INDEX TO EXHIBITS