Form 10-Q
period 2000-03-31
WEST SUBURBAN BANCORP INC
filed 2000-05-12
CIK 805080

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2000
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For Transition period from to

Commission File Number 0-17609

WEST SUBURBAN BANCORP, INC.
(Exact name of Registrant as specified in its charter)

Illinois (State or other jurisdiction of incorporation or organization)	36-3452469 (I.R.S. Employer Identification Number)
711 South Meyers Road, Lombard, Illinois (Address of principal executive offices)	60148 (Zip Code)

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

15,000,000 shares of Common Stock, no par value, were authorized and 432,495 shares of Common Stock were issued and outstanding as of May 4, 2000.

WEST SUBURBAN BANCORP, INC.
Form 10-Q Quarterly Report
Table of Contents

PART I

    This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. West Suburban Bancorp, Inc. (together with West Suburban Bank, the "Company") intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, as amended, and is including this statement for purposes of indicating such intent. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of West Suburban Bancorp, Inc. ("West Suburban") and West Suburban Bank (the "Bank") include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Bank's loan or securities portfolios, demand for loan products, deposit flows, heightened competition, including increased competition from insurance and securities firms, demand for financial services in the Company's market area, our implementation of new technologies, our ability to develop and maintain secure and reliable electronic systems and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

PART I

ITEM 1. FINANCIAL STATEMENTS

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(UNAUDITED)

	March 31, 2000	December 31, 1999
Assets
Cash and due from banks	$36,420	$49,838
Federal funds sold	22,136	47,395
Commercial paper	—	69,849

Total cash and cash equivalents	58,556	167,082
Securities
Available for sale (amortized cost of $161,304 in 2000; $167,068 in 1999)	157,156	163,453
Held to maturity (fair value of $169,313 in 2000; $170,637 in 1999)	173,835	174,375

Total securities	330,991	337,828
Loans, less allowance for loan losses of $11,063 in 2000; $10,759 in 1999	892,553	845,706
Premises and equipment, net	37,321	35,709
Other real estate	3,328	3,488
Accrued interest and other assets	20,333	18,249

Total assets	$1,343,082	$1,408,062

Liabilities and shareholders' equity
Deposits
Noninterest-bearing	$121,851	$124,563
Interest-bearing	1,069,574	1,129,692

Total deposits	1,191,425	1,254,255
Accrued interest and other liabilities	14,360	18,174

Total liabilities	1,205,785	1,272,429
Shareholders' equity
Common stock, no par value; 15,000,000 shares authorized; 432,495 shares issued and outstanding	3,457	3,457
Surplus	38,066	38,066
Retained earnings	98,274	96,288
Accumulated other comprehensive loss	(2,500)	(2,178)

Total shareholders' equity	137,297	135,633

Total liabilities and shareholders' equity	$1,343,082	$1,408,062

The accompanying notes are an integral part of the condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(Dollars in thousands, except per share data)
(UNAUDITED)

	2000	1999
Interest income
Loans, including fees	$18,041	$15,791
Securities
Taxable	4,693	5,384
Exempt from federal income tax	379	403
Federal funds sold	295	512
Commercial paper	167	—

Total interest income	23,575	22,090
Interest expense
Deposits	10,060	9,098
Other	48	38

Total interest expense	10,108	9,136

Net interest income	13,467	12,954
Provision for loan losses	375	548

Net interest income after provision for loan losses	13,092	12,406
Noninterest income
Service fees on deposit accounts	845	803
Net gain on sales of loans held for sale	10	190
Loan servicing fees	58	78
Net realized (loss) gain on sales of securities available for sale	(7)	66
Net gain on sales of other real estate	28	5
Litigation settlement	—	3,555
Other	1,224	1,189

Total noninterest income	2,158	5,886
Noninterest expense
Salaries and employee benefits	4,477	4,170
Occupancy	869	912
Furniture and equipment	1,123	1,005
Other real estate	19	31
Other	1,858	1,973

Total noninterest expense	8,346	8,091

Income before income tax expense	6,904	10,201
Income tax expense	1,890	3,282

Net income	$5,014	$6,919

Earnings per share (432,495 shares outstanding)	$11.59	$16.00

The accompanying notes are an integral part of the condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(Dollars in thousands)
(UNAUDITED)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 1999	$3,457	$38,066	$92,461	$409	$134,393
Comprehensive income
Net income	—	—	6,919	—	6,919
Change in accumulated other comprehensive income	—	—	—	(320)	(320)

Total comprehensive income					6,599
Cash dividends declared—$6.50 per share	—	—	(2,811)	—	(2,811)

Balance, March 31, 1999	$3,457	$38,066	$96,569	$89	$138,181

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 2000	$3,457	$38,066	$96,288	$(2,178)	$135,633
Comprehensive income
Net income	—	—	5,014	—	5,014
Change in accumulated other comprehensive income	—	—	—	(322)	(322)

Total comprehensive income					4,692
Cash dividends declared—$7.00 per share	—	—	(3,028)	—	(3,028)

Balance, March 31, 2000	$3,457	$38,066	$98,274	$(2,500)	$137,297

The accompanying notes are an integral part of the condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(Dollars in thousands)
(UNAUDITED)

	2000	1999
Cash flows from operating activities
Net income	$5,014	$6,919
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,014	903
Provision for loan losses	375	548
Deferred income tax benefit	(154)	(110)
Net premium amortization and discount accretion of securities	36	200
Net realized loss (gain) on sales of securities available for sale	7	(66)
Net gain on sales of loans held for sale	(10)	(190)
Proceeds from sales of loans held for sale	348	15,918
Origination of loans held for sale	(338)	(13,045)
Gain on sales of premises and equipment	(26)	(3)
Net gain on sales of other real estate	(28)	(5)
Increase in accrued interest and other assets	(1,930)	(1,542)
Increase in accrued interest and other liabilities	509	2,732

Net cash provided by operating activities	4,817	12,259
Cash flows from investing activities
Securities available for sale
Proceeds from sales	—	6,515
Proceeds from maturities	14,760	42,352
Purchases	(8,958)	(58,578)
Securities held to maturity
Proceeds from maturities	670	51,313
Purchases	—	(69,406)
Net increase in loans	(47,222)	(21,187)
Purchases of premises and equipment	(2,629)	(1,284)
Proceeds from sales of premises and equipment	30	39
Proceeds from sales of other real estate	188	389

Net cash used in investing activities	(43,161)	(49,847)
Cash flows from financing activities
Net decrease in deposits	(62,830)	(3,656)
Cash dividends paid	(7,352)	(7,136)

Net cash used in financing activities	(70,182)	(10,792)

Net decrease in cash and cash equivalents	(108,526)	(48,380)
Beginning cash and cash equivalents	167,082	106,863

Ending cash and cash equivalents	$58,556	$58,483

Supplemental disclosures of cash flow information
Cash paid for
Interest on deposits and other borrowings	$11,268	$9,609
Income taxes	8	370
Transfers from loans to other real estate	—	168

The accompanying notes are an integral part of the condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

    The condensed consolidated financial statements include the accounts of West Suburban Bancorp, Inc. ("West Suburban") and West Suburban Bank (the "Bank" and collectively with West Suburban, the "Company"). Significant intercompany accounts and transactions have been eliminated. The unaudited interim consolidated financial statements are prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual financial statements have been omitted. The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the latest Annual Report on Form 10-K filed by the Company. The consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. Certain amounts reported in prior periods have been reclassified to conform to the 2000 presentation.

NOTE 2—SECURITIES

    Debt and marketable equity securities are classified into one of two categories, "held to maturity" or "available for sale." Held to maturity securities include those debt securities where the Company has both the ability and positive intent to hold them to maturity. Securities not meeting these criteria are classified as available for sale. Held to maturity securities are carried at amortized cost and available for sale securities are carried at fair value with net unrealized gains and losses (net of tax) reported in accumulated other comprehensive income as a separate component of shareholders' equity. Gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the specific securities sold. The Company does not engage in trading activities, futures, forward commitments, interest rate swaps or option contracts.

    During the first three months of 2000, the Company's unrealized loss on securities available for sale, net of taxes, increased $.3 million to a loss of $2.5 million at March 31, 2000 from a $2.2 million loss at December 31, 1999, net of taxes.

NOTE 3—FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK—(dollars in thousands)

	March 31, 2000	December 31, 1999
Home equity lines	$174,849	$166,935
Commercial credit lines	151,219	148,159
Letters of credit	13,783	14,766
Visa credit card lines	55,509	53,674

Total	$395,360	$383,534

    The Company had $11.6 million and $6.3 million of commitments to originate residential mortgage loans as of March 31, 2000 and December 31, 1999, respectively.

NOTE 4—NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. This standard requires all derivatives be recorded on the balance sheet at fair value and establishes accounting guidelines for hedges of changes in the fair value of assets, liabilities, or firm commitments (referred to as fair value hedges); hedges of the variable cash flows of forecasted transactions (cash flow hedges); and hedges of foreign currency exposures of net investment in foreign operations. SFAS 133 is effective for the year 2001. The Company has not yet determined if the adoption of SFAS 133 will have an impact on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONDENSED BALANCE SHEET ANALYSIS

    Asset Distribution.  Total consolidated assets at March 31, 2000 decreased $65.0 million (4.6%) to $1,343.1 million from $1,408.1 million at December 31, 1999. Total cash and cash equivalents decreased $108.5 million to $58.6 million at March 31, 2000 from $167.1 million at December 31, 1999. Reductions in the aggregate holdings in short-term commercial paper and federal funds sold were the largest components of this decrease. This decrease resulted from uses of cash equivalents to fund growth in the loan portfolio and withdrawals of deposits. Aggregate holdings in securities declined $6.8 million to $331.0 million at March 31, 2000 from $337.8 million at December 31, 1999. The Company's objectives in managing the securities portfolio include maximizing yield over an entire interest rate cycle while providing liquidity.

    Total loans increased $47.1 million (5.5%) to $903.6 million at March 31, 2000 from $856.5 million at December 31, 1999. This increase was primarily due to growth in the commercial loan portfolio of $34.4 million. The Company attempts to remain competitive by offering competitive rates and attractive loan products and, from time to time, by introducing new products and entering into new business lines. The Company presently intends to continue to maintain its current credit evaluation standards when making its credit decisions and in evaluating new products and business lines.

    Allowance for Loan Losses and Asset Quality.  The Company's provision for loan losses is based on management's quarterly evaluations of the adequacy of the allowance for loan losses. In these evaluations, management considers numerous factors including, but not limited to, historical loan loss experience, the nature and volume of the loan portfolio, adverse situations that may affect borrowers' ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires that management make estimates based on currently available information and that management review its estimates as more information becomes available or as conditions change.

    The provision for loan losses decreased $.1 million (31.6%) to $.4 million at March 31, 2000 from $.5 million at March 31, 1999. The Company's provision for loan losses was reflective of management's evaluation of the loan portfolio within the context of the factors outlined above. The decrease was primarily the result of reduced levels of charge-offs along with declining levels of nonperforming loans. Year to date net loan charge-offs were $.1 million at March 31, 2000 and 1999.

    The allowance for loan losses increased for the three month period ended March 31, 2000. This increase in the allowance for loan losses was primarily due to an increase in loans outstanding. The ratio of the allowance for loan losses to total loans outstanding decreased at March 31, 2000 to 1.22% compared to 1.26% at December 31, 1999. Nonperforming loans decreased $1.0 million (21.7%) to $3.7 million at March 31, 2000 from $4.7 million at December 31, 1999. The majority of the decrease was due to the reduction in the Company's exposure under a loan to a leasing company. The allowance for loan losses was 298.84% and 227.56% of nonperforming loans at March 31, 2000 and December 31, 1999, respectively.

    The following table presents an analysis of the Company's nonperforming loans and other real estate as of the dates indicated (dollars in thousands):

	March 31, 2000	December 31, 1999
Nonaccrual loans	$2,474	$3,544
Accruing loans 90 days past due	1,228	1,184

Total nonperforming loans	$3,702	$4,728

Nonperforming loans as a percent of total loans	.4%	.6%
Other real estate	$3,328	$3,488

    The following table presents an analysis of the Company's provision for loan losses for the periods stated (dollars in thousands):

	2000	1999
	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Provision—quarter	$375	$1,495	$550	$491	$548
Provision—year to date	375	3,084	1,589	1,039	548
Net chargeoffs—quarter	71	1,202	981	24	116
Net chargeoffs—year to date	71	2,323	1,121	140	116
Allowance at period end	11,063	10,759	10,469	10,897	10,430
Allowance to period end total loans	1.22%	1.26%	1.25%	1.33%	1.30%

    Liability Distribution.  Total liabilities decreased $66.6 million (5.2%) to $1,205.8 million at March 31, 2000 from $1,272.4 million at December 31, 1999. The decrease in total liabilities was primarily due to decreases in time deposits over $100,000. This decrease was primarily the result of one $83.0 million short-term time deposit that the Company received during December 1999 which was withdrawn in January 2000. In order to retain current and attract new deposits, the Company has opened additional branches and engaged in promotions from time to time. The Company promotes its deposit products when feasible while preserving the Company's net interest margin. The Company attempts to offer competitive rates on its savings and certificate of deposit products. During the period ended March 31, 2000, average balances in interest-bearing deposits and noninterest-bearing deposits increased $16.0 million and $11.2 million, respectively, when compared to the first quarter of 1999.

    Balances in the Company's major categories of deposits are summarized in the following table (dollars in thousands):

	March 31, 2000	December 31, 1999	Dollar Change	Percent Change
Demand and other noninterest-bearing deposits	$121,851	$124,563	$(2,712)	(2.2)%
NOW	225,611	213,754	11,857	5.5
Money market checking	138,941	121,666	17,275	14.2
Savings	297,475	297,141	334	0.1
Time deposits
Less than $100,000	316,742	318,959	(2,217)	(0.7)
$100,000 and greater	90,805	178,172	(87,367)	(49.0)

Total	$1,191,425	$1,254,255	$(62,830)	(5.0)%

    Management believes the continued growth in money market checking deposits is a result of customers taking advantage of this product which pays a higher interest rate on amounts on deposit than the Company's traditional savings accounts.

CAPITAL RESOURCES

    Total shareholders' equity increased $1.7 million (1.2%) to $137.3 million at March 31, 2000 from $135.6 million at December 31, 1999. This increase was a result of net income of $5.0 million for the first quarter of 2000 reduced by dividends declared of $3.0 million and an increase in accumulated other comprehensive loss resulting from a decline in the market value of securities available for sale.

    The Company's capital ratios as well as those of the Bank as of March 31, 2000 are presented below. All capital ratios are in excess of the regulatory capital requirements which call for a minimum total risk-based capital ratio of 8% for the Company and the Bank, a minimum Tier 1 risk-based capital ratio of 4% and a minimum leverage ratio (3% for the most highly rated banks and bank holding companies that do not expect significant growth; all other institutions are required to maintain a minimum leverage capital ratio of 4% to 5% depending on their particular circumstances and risk profiles) for the Company and the Bank. Bank holding companies and their subsidiaries are generally expected to operate at or above the minimum capital requirements. The ratios shown below are in excess of regulatory minimums and should allow the Company and the Bank to operate without significant capital adequacy concerns.

    The following table sets forth the regulatory capital ratios of the Company and the Bank at March 31, 2000:

	Tier 1 Risk-Based Capital	Total Risk-Based Capital	Leverage Capital
West Suburban Bancorp, Inc	12.04%	13.01%	10.41%
West Suburban Bank	10.69%	11.65%	9.29%

    The Federal Deposit Insurance Corporation Improvement Act of 1991 provided the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rates the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. Management has been advised that as of March 31, 2000 and December 31, 1999, the Bank qualified as a "well-capitalized" institution.

LIQUIDITY

    Effective liquidity management ensures there is sufficient cash flow to satisfy demand for deposit withdrawals and attractive loan and investment opportunities. A large, stable, core deposit base and strong capital position are the solid foundation for the Company's liquidity position. Liquidity is enhanced by a securities portfolio structured to provide liquidity as needed. Additionally, the Company maintains lines of credit to purchase federal funds in the amount of $75 million from other financial institutions as well as an additional line of credit of approximately $40 million at the Federal Home Loan Bank. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest sensitivity and maturity schedules of earning assets and liabilities.

    Generally, the Company uses cash and cash equivalents to meet its liquidity needs. Additional liquidity is provided by maintaining assets which mature within a short time-frame or which may be quickly converted to cash without significant loss. These assets include federal funds sold, commercial paper and securities available for sale. As of March 31, 2000 and December 31, 1999, these liquid assets represented 16.1% and 23.5% of total assets, respectively. A more detailed discussion concerning these assets is presented in the Asset Distribution section of this report.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

    Net Income.  The Company's net income for the three months ended March 31, 2000 and 1999 was approximately $5.0 million and $6.9 million, respectively. This represents a decrease of $1.9 million (27.5%) for the 2000 period when compared to 1999. This was primarily due to the decrease of $3.7 million in noninterest income in 2000 when compared to the same period in 1999. During the first quarter of 1999, the Company recorded non-recurring other income of $3.6 million representing the settlement of a lawsuit brought by the Company in connection with an investment that it made in the late 1980's.

    Net interest income increased $.5 million during the first three months of 2000 compared to the same period in 1999. Income tax expense decreased $1.4 million during this period due to lower pre-tax income. Partially offsetting the increase to net interest income and decrease to income tax expense was an increase in noninterest expense of $.3 million.

    Interest Income.  Total interest income, on a tax equivalent basis, increased $1.5 million for the three months ended March 31, 2000 compared to the same period in 1999. This increase was primarily due to increased average balances on all major components of the loan portfolio along with increased yields on the commercial portfolio. Total interest income on the Company's securities portfolio declined primarily due to lower average balances of government agency and other corporate securities.

    Interest Expense.  Total interest expense increased $1.0 million for the three months ended March 31, 2000 compared to the same period during 1999. Interest on deposits increased primarily due to increases in average rates in 2000 compared to 1999.

    The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities on a tax equivalent basis for the three month period ended March 31, 2000, as compared to the same period in 1999 (dollars in thousands):

	Change due to
			Total Change
	Volume	Rate
Interest Income
Federal funds sold	$(331)	$114	$(217)
Commercial paper	167	—	167
Securities	(913)	184	(729)
Loans	1,990	252	2,242

Total interest income	913	550	1,463
Interest Expense
Interest-bearing deposits	117	855	972

Net interest income	$796	$(305)	$491

    The following table presents an analysis of the Company's year to date average interest-earning assets, interest-bearing liabilities, and non-interest-bearing deposits, as of the date indicated (dollars in thousands):

	2000	1999
	March 31	December 31	September 30	June 30	March 31
Securities	$337,034	$375,232	$385,270	$393,896	$393,398
Loans	868,757	809,594	794,179	783,685	773,041
Interest-earning assets	1,233,826	1,224,075	1,209,780	1,213,259	1,211,196
Noninterest-bearing deposits	123,073	118,387	115,937	114,575	111,824
Interest-bearing deposits	1,050,032	1,041,801	1,034,093	1,037,284	1,034,078
Total deposits	1,173,105	1,160,188	1,150,030	1,151,859	1,145,902
Interest-bearing liabilities	1,052,985	1,045,285	1,038,280	1,041,899	1,039,427

    Provision for Loan Losses.  The Company's provision for loan losses decreased $.1 million (31.6%) for the three months ended March 31, 2000 compared to the same period in 1999. See the section entitled "Allowance for Loan Losses and Asset Quality" for further details.

    Noninterest Income.  Total noninterest income decreased $3.7 million (63.4%) for the three months ended March 31, 2000 compared to the same period in 1999. This was primarily due to the Company recording non-recurring other income of $3.6 million in the first quarter of 1999 representing the settlement of a lawsuit brought by the Company in connection with an investment that it made in the late 1980's. The Company also experienced decreases in gains on sale of loans held for sale of $.2 million.

    Noninterest Expense.  Total noninterest expense increased $.3 million (3.2%) for the three months ended March 31, 2000 compared to the same period in 1999. This increase was the result of salary and employee benefits increasing $.3 million primarily due to the opening of the Romeoville facility.

    Income Taxes.  Income tax expense decreased $1.4 million (42.4%) for the three months ended March 31, 2000 compared to the same period in 1999. The decrease was principally due to lower pre-tax income. The effective tax rates for the three months ended March 31, 2000 and 1999 were 27.4% and 32.2%, respectively.

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

    Recent Regulatory Developments.  On November 12, 1999, President Clinton signed legislation that will allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "1999 Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Board of Governors of the Federal Reserve System (the "Federal Reserve"), in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity, or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The 1999 Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve under section 4(c)(8) of the Bank Holding Company Act. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

    National banks are also authorized by the 1999 Act to engage, through "financial subsidiaries," in any activity that is permissible for financial holding companies (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise expressly permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). The 1999 Act provides that state banks, such as West Suburban Bank, may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national banks.

    Various bank regulatory agencies have begun issuing regulations as mandated by the 1999 Act. The Federal Reserve has issued an interim regulation establishing procedures for bank holding companies to elect to become financial holding companies. In addition, the Federal Reserve has issued interim regulations listing the financial activities permissible for financial holding companies and describing the parameters under which financial holding companies may engage in securities and merchant banking activities. The Federal Deposit Insurance Corporation has issued an interim regulation regarding the parameters under which state nonmember banks may conduct activities through subsidiaries that national banks may conduct only in financial subsidiaries. In addition, all federal bank regulatory agencies have jointly issued a proposed regulation that would implement the privacy provisions of the 1999 Act. At this time, it is not possible to predict the impact the 1999 Act and its implementing regulations may have on the Company. As of the date of this filing, the Company has not applied for or received approval to operate as a financial holding company. In addition, the Bank has not applied for or received approval to establish any financial subsidiaries.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company attempts to maintain a conservative posture with regard to interest rate risk by actively managing its asset/liability gap position and monitoring the direction and magnitude of gaps and risk. The Company attempts to moderate the effects of changes in interest rates by adjusting its asset and liability mix to achieve desired relationships between rate sensitive assets and rate sensitive liabilities. Rate sensitive assets and liabilities are those instruments that reprice within a given time period. An asset or liability reprices when its interest rate is subject to change or upon maturity.

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

    Listed below are the balances in the major categories of the rate sensitive assets and liabilities that are subject to repricing as of March 31, 2000 (dollars in thousands):

	Three Months or Less	Over Three Months to Twelve Months	Over One Year to Five Years	Over Five Years	Total
Rate sensitive assets
Federal funds sold	$22,136	$—	$—	$—	$22,136
Securities	22,668	57,085	213,993	37,245	330,991
Loans	374,975	96,713	382,894	49,034	903,616

Total	$419,779	$153,798	$596,887	$86,279	$1,256,743

Rate sensitive liabilities
NOW	$225,611	$—	$—	$—	$225,611
Money market checking	138,941	—	—	—	138,941
Savings	297,475	—	—	—	297,475
Time deposits
Less than $100,000	58,172	157,135	101,435	—	316,742
$100,000 and over	40,287	29,917	20,601	—	90,805

Total	$760,486	$187,052	$122,036	$—	$1,069,574

Interest sensitivity gap	$(340,707)	$(33,254)	$474,851	$86,279	$187,169
Cumulative interest sensitivity gap	(340,707)	(373,961)	100,890	187,169
Cumulative net interest-earning assets to cumulative net interest-bearing liabilities	55.2%	60.5%	109.4%	117.5%
Cumulative interest sensitivity gap to total assets	(25.4)%	(27.8)%	7.5%	13.9%

    Included in "Three Months or Less" rate sensitive liabilities are $297.5 million of savings deposits, $225.6 million of NOW deposits and $138.9 million of money market checking deposits that management considers more core deposit in nature than time deposits. Approximately $1.8 million of securities are callable in 2000 and are included in the above table based upon their contractual terms. Most of these callable securities are issued by U.S. government agencies.

    While the shorter term negative GAP position represents a potential adverse impact on the Company's net interest income position in periods of rising interest rates, the same position generally results in a favorable impact when interest rates remain constant or decline.

    The target GAP position, as defined by the Company's Asset and Liability Policy, is to maintain a ratio (as adjusted) of cumulative net interest-earning assets to cumulative net interest-bearing liabilities of at least 60.0% and not more than 120.0% for the twelve-month time frame.

    The above table does not necessarily indicate the future impact of general interest rate movements on the Company's net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, assets and liabilities indicated as repricing within the same period may in fact reprice at different times and at different rate levels. Assets and liabilities are reported in the earliest time frame in which maturity or repricing may occur. The consolidated interest rate sensitivity position of the Company within the one year window at March 31, 2000 reflects cumulative net interest-earning assets compared to cumulative net interest-bearing liabilities of 60.5% and cumulative net interest-earning assets that reprice or mature within one year compared to similarly sensitive liabilities of negative 27.8% of total assets. The percentage indicated for the cumulative net interest-earning assets as a percentage of cumulative net interest-bearing liabilities is within the Company's target range of acceptable gap values for the twelve-month time frame.

    In addition to the gap analysis above, the Company also measures rate sensitivity through a net interest income analysis. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100 to 200 basis point increase or decrease in market interest rates. This analysis is subject to certain assumptions made by the Company including the following:

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

    Listed below are the Company's projected changes in net interest income over a twelve month horizon for the various rate shock levels as of March 31, 2000 and December 31, 1999 (dollars in thousands):

March 31, 2000	Amount	Dollar Change	Percent Change
+200 basis points	$46,021	$(8,544)	(15.7)%
+100 basis points	50,339	(4,226)	(7.7)
Base	54,565
-100 basis points	58,577	4,012	7.4
-200 basis points	60,366	5,801	10.6
December 31, 1999	Amount	Dollar Change	Percent Change
+200 basis points	$38,210	$(10,593)	(21.7)%
+100 basis points	43,553	(5,250)	(10.8)
Base	48,803
-100 basis points	53,815	5,012	10.3
-200 basis points	56,784	7,981	16.4

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

WEST SUBURBAN BANCORP, INC. (Registrant)
Date: May 12, 2000
/s/ KEVIN J. ACKER KEVIN J. ACKER CHAIRMAN OF THE BOARD
/s/ DUANE G. DEBS DUANE G. DEBS PRESIDENT AND CHIEF FINANCIAL OFFICER

INDEX OF EXHIBITS

Sequential Page No.
27.	Financial Data Schedule	20

QuickLinks

PART I
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