Form 10-Q
period 2000-06-30
WEST SUBURBAN BANCORP INC
filed 2000-08-11
CIK 805080

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2000

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

    15,000,000 shares of Common Stock, no par value, were authorized and 432,495 shares of Common Stock were issued and outstanding as of August 1, 2000.

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

PART I

ITEM 1.  FINANCIAL STATEMENTS

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(UNAUDITED)

	June 30, 2000	December 31, 1999
Assets
Cash and due from banks	$40,318	$49,838
Federal funds sold	7,918	47,395
Commercial paper	—	69,849

Total cash and cash equivalents	48,236	167,082
Securities
Available for sale (amortized cost of $156,743 in 2000; $167,068 in 1999)	152,569	163,453
Held to maturity (fair value of $168,923 in 2000; $170,637 in 1999)	173,218	174,375

Total securities	325,787	337,828
Loans, less allowance for loan losses of $11,459 in 2000; $10,759 in 1999	944,616	845,706
Premises and equipment, net	37,302	35,709
Other real estate	2,041	3,488
Accrued interest and other assets	20,184	18,249

Total assets	$1,378,166	$1,408,062

Liabilities and shareholders' equity
Deposits
Noninterest-bearing	$130,556	$124,563
Interest-bearing	1,093,036	1,129,692

Total deposits	1,223,592	1,254,255
Accrued interest and other liabilities	15,488	18,174

Total liabilities	1,239,080	1,272,429
Shareholders' equity
Common stock, no par value; 15,000,000 shares authorized; 432,495 shares issued and outstanding	3,457	3,457
Surplus	38,066	38,066
Retained earnings	100,077	96,288
Accumulated other comprehensive loss	(2,514)	(2,178)

Total shareholders' equity	139,086	135,633

Total liabilities and shareholders' equity	$1,378,166	$1,408,062

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(Dollars in thousands, except per share data)
(UNAUDITED)

	2000	1999
Interest income
Loans, including fees	$37,919	$31,814
Securities
Taxable	9,397	10,791
Exempt from federal income tax	744	831
Federal funds sold	660	827
Commercial paper	167	—

Total interest income	48,887	44,263
Interest expense
Deposits	21,284	18,241

Total interest expense	21,284	18,241

Net interest income	27,603	26,022
Provision for loan losses	750	1,039

Net interest income after provision for loan losses	26,853	24,983
Noninterest income
Service fees on deposit accounts	1,718	1,660
Net gain on sales of loans held for sale	13	298
Loan servicing fees	114	148
Net realized (loss) gain on sales of securities available for sale	(7)	89
Net gain on sales of other real estate	51	14
Litigation settlement	—	3,555
Other	2,241	2,267

Total noninterest income	4,130	8,031
Noninterest expense
Salaries and employee benefits	8,955	8,470
Occupancy	1,735	1,670
Furniture and equipment	2,282	2,038
Other real estate	58	39
Other	3,779	3,858

Total noninterest expense	16,809	16,075

Income before income tax expense	14,174	16,939
Income tax expense	4,114	5,370

Net income	$10,060	$11,569

Earnings per share (432,495 shares outstanding)	$23.26	$26.75

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
(Dollars in thousands, except per share data)
(UNAUDITED)

	2000	1999
Interest income
Loans, including fees	$19,878	$16,023
Securities
Taxable	4,704	5,407
Exempt from federal income tax	366	428
Federal funds sold	365	315

Total interest income	25,313	22,173
Interest expense
Deposits	11,180	9,105

Total interest expense	11,180	9,105

Net interest income	14,133	13,068
Provision for loan losses	375	491

Net interest income after provision for loan losses	13,758	12,577
Noninterest income
Service fees on deposit accounts	873	857
Net gain on sales of loans held for sale	3	108
Loan servicing fees	56	70
Net realized gain on sales of securities available for sale	—	23
Net gain on sales of other real estate	23	9
Other	1,003	1,078

Total noninterest income	1,958	2,145
Noninterest expense
Salaries and employee benefits	4,478	4,300
Occupancy	866	758
Furniture and equipment	1,158	1,033
Other real estate	39	8
Other	1,916	1,885

Total noninterest expense	8,457	7,984

Income before income tax expense	7,259	6,738
Income tax expense	2,213	2,088

Net income	$5,046	$4,650

Earnings per share (432,495 shares outstanding)	$11.67	$10.75

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(Dollars in thousands)
(UNAUDITED)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 1999	$3,457	$38,066	$92,461	$409	$134,393
Net income	—	—	11,569	—	11,569
Change in accumulated other comprehensive income (loss)	—	—	—	(1,516)	(1,516)
Cash dividends declared—$13.50 per share	—	—	(5,839)	—	(5,839)

Balance, June 30, 1999	$3,457	$38,066	$98,191	$(1,107)	$138,607

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 2000	$3,457	$38,066	$96,288	$(2,178)	$135,633
Net income	—	—	10,060	—	10,060
Change in accumulated other comprehensive income	—	—	—	(336)	(336)
Cash dividends declared—$14.50 per share	—	—	(6,271)	—	(6,271)

Balance, June 30, 2000	$3,457	$38,066	$100,077	$(2,514)	$139,086

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(Dollars in thousands)
(UNAUDITED)

	2000	1999
Cash flows from operating activities
Net income	$10,060	$11,569
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,069	1,839
Provision for loan losses	750	1,039
Deferred income tax benefit	(357)	(324)
Net premium discount accretion and amortization of securities	(14)	436
Net realized loss (gain) on sales of securities available for sale	7	(89)
Net gain on sales of loans held for sale	(13)	(298)
Proceeds from sales of loans held for sale	351	23,722
Origination of loans held for sale	(338)	(20,100)
Gain on sales of premises and equipment	(28)	(10)
Net gain on sales of other real estate	(51)	(14)
Increase in accrued interest and other assets	(1,577)	(946)
Increase (decrease) in accrued interest and other liabilities	1,422	(258)

Net cash provided by operating activities	12,281	16,566
Cash flows from investing activities
Securities available for sale
Proceeds from sales	—	21,534
Proceeds from maturities	29,540	52,998
Purchases	(19,246)	(69,491)
Securities held to maturity
Proceeds from maturities	1,619	62,104
Purchases	(201)	(69,573)
Net increase in loans	(99,761)	(43,149)
Purchases of premises and equipment	(3,666)	(2,664)
Proceeds from sales of premises and equipment	32	52
Proceeds from sales of other real estate	1,599	414

Net cash used in investing activities	(90,084)	(47,775)
Cash flows from financing activities
Net decrease in deposits	(30,663)	(20,087)
Cash dividends paid	(10,380)	(9,947)

Net cash used in financing activities	(41,043)	(30,034)

Net decrease in cash and cash equivalents	(118,846)	(61,243)
Beginning cash and cash equivalents	167,082	106,863

Ending cash and cash equivalents	$48,236	$45,620

Supplemental disclosures of cash flow information
Cash paid for
Interest on deposits and other borrowings	$21,121	$19,668
Income taxes	3,365	4,119
Transfers from loans to other real estate	101	168

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2000 AND 1999
(Dollars in thousands)
(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2000	1999	2000	1999
Net income	$10,060	$11,569	$5,046	$4,650
Other comprehensive income:
Unrealized holding losses on available for sale securities	(559)	(2,430)	(26)	(1,964)
Less reclassification adjustments for gains and losses later recognized in income	7	(89)	—	(23)
Tax effect	216	1,003	12	791

Other comprehensive (loss) income	(336)	(1,516)	(14)	(1,196)

Total comprehensive income	$9,724	$10,053	$5,032	$3,454

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

    The condensed consolidated financial statements include the accounts of West Suburban Bancorp, Inc. ("West Suburban") and West Suburban Bank (the "Bank" and collectively with West Suburban, the "Company"). Significant intercompany accounts and transactions have been eliminated. The unaudited interim consolidated financial statements are prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual financial statements have been omitted. The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the latest Annual Report on Form 10-K filed by the Company. The condensed consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. Certain amounts reported in prior periods have been reclassified to conform to the 2000 presentation.

NOTE 2—SECURITIES

    Debt and marketable equity securities are classified into one of two categories, "held to maturity" or "available for sale." Held to maturity securities include those debt securities where the Company has both the ability and positive intent to hold them to maturity. Securities not meeting these criteria are classified as available for sale. Held to maturity securities are carried at amortized cost and available for sale securities are carried at fair value with net unrealized gains and losses (net of tax) reported in accumulated other comprehensive income (loss) as a separate component of shareholders' equity. Gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the specific securities sold. The Company does not engage in trading activities, futures, forward commitments, interest rate swaps or option contracts.

    During the first six months of 2000, the Company's unrealized loss on securities available for sale, net of taxes, increased $.3 million to a $2.5 million loss at June 30, 2000 from a $2.2 million loss at December 31, 1999, net of taxes.

NOTE 3—FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK—(dollars in thousands)

	June 30, 2000	December 31, 1999
Home equity lines	$178,525	$166,935
Commercial credit lines	149,314	148,159
Letters of credit	18,996	14,766
Visa credit card lines	55,780	53,674

Total	$402,615	$383,534

    The Company had $15.0 million and $6.3 million of commitments to originate residential mortgage loans as of June 30, 2000 and December 31, 1999, respectively.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONDENSED BALANCE SHEET ANALYSIS

    Asset Distribution.  Total consolidated assets at June 30, 2000 decreased $29.9 million (2.1%) to $1,378.2 million from $1,408.1 million at December 31, 1999. Total cash and cash equivalents decreased $118.9 million to $48.2 million at June 30, 2000 from $167.1 million at December 31, 1999. Reductions in short-term commercial paper and federal funds sold were the largest components of this decrease. This decrease resulted from uses of cash equivalents to fund growth in the loan portfolio. Aggregate holdings in securities declined $12.0 million to $325.8 million at June 30, 2000 from $337.8 million at December 31, 1999. This decrease was also primarily due to the use of proceeds from maturing securities to fund growth in the loan portfolio. The Company's objectives in managing the securities portfolio include maximizing yield over an entire interest rate cycle while providing liquidity.

    Total loans increased $99.6 million (11.6%) to $956.1 million at June 30, 2000 from $856.5 million at December 31, 1999. This increase was primarily due to growth in the commercial loan portfolio of $63.7 million. The growth in the commercial loan portfolio was the result of opportunities that were created when certain of the companies competitors were acquired by larger organizations as well as the success of the Company's customer and non-customer calling program. The Company believes the new commercial loans were underwritten in a manner consistent with the Company's past loan underwriting standards and do not represent increased credit risk to the company. The Company attempts to remain competitive by offering attractive rates and loan products and, from time to time, by introducing new products and entering into new business lines. The Company believes these efforts will lead to long-term capital enhancements translating into shareholder value. The Company presently intends to continue maintaining its current credit evaluation standards when making its credit decisions and in evaluating new products and business lines.

    Allowance for Loan Losses and Asset Quality.  The Company's provision for loan losses is based on management's quarterly evaluations of the adequacy of the allowance for loan losses. In these evaluations, management considers numerous factors including, but not limited to, historical loan loss experience, the nature and volume of the loan portfolio, adverse situations that may affect borrowers' ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision based on currently available information and as more information becomes available or as future events occur.

    The provision for loan losses decreased $.2 million (27.8%) to $.8 million for the six months ended June 30, 2000 from $1.0 million for the six months ended June 30, 1999. The Company's provision for loan losses was reflective of management's evaluation of the loan portfolio within the context of the factors outlined above. The decrease was primarily the result of declining levels of nonperforming loans. Year to date net loan charge-offs were $.1 million for the six months ended June 30, 2000 and 1999.

    The allowance for loan losses increased $.7 million for the six-month period ended June 30, 2000. This increase in the allowance for loan losses was primarily due to an increase in loans outstanding. The ratio of the allowance for loan losses to total loans outstanding decreased at June 30, 2000 to 1.20% compared to 1.26% at December 31, 1999.

    Nonperforming loans decreased $1.4 million (30.0%) to $3.3 million at June 30, 2000 from $4.7 million at December 31, 1999. The allowance for loan losses was 346.19% and 227.56% of nonperforming loans at June 30, 2000 and December 31, 1999, respectively.

    The following table presents an analysis of the Company's nonperforming loans and other real estate as of the dates indicated (dollars in thousands):

	June 30, 2000	December 31, 1999
Nonaccrual loans	$2,073	$3,544
Accruing loans 90 days past due	1,237	1,184

Total nonperforming loans	$3,310	$4,728

Nonperforming loans as a percent of total loans	.3%	.6%
Other real estate	$2,041	$3,488

    The following table presents an analysis of the Company's provision for loan losses for the periods stated (dollars in thousands):

	2000		1999
	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
Provision—quarter	$375	$375	$1,495	$550	$491
Provision—year to date	750	375	3,084	1,589	1,039
Net chargeoffs (recoveries)—quarter	(21)	71	1,202	981	24
Net chargeoffs—year to date	50	71	2,323	1,121	140
Allowance at period end	11,459	11,063	10,759	10,469	10,897
Allowance to period end total loans	1.20%	1.22%	1.26%	1.25%	1.33%

    Liability Distribution.  Total liabilities decreased $33.3 million (2.6%) to $1,239.1 million at June 30, 2000 from $1,272.4 million at December 31, 1999. The decrease in total liabilities was primarily due to decreases in time deposits over $100,000. This decrease was primarily the result of one $83.0 million short-term time deposit that the Company received during December 1999 which was withdrawn in January 2000. This decrease was partially offset by an increase in time deposits of less than $100,000 of $23.4 million due to increased promotional efforts. In order to retain current and attract new deposits, the Company plans to open new branches in Downers Grove, South Elgin and Oswego in the near future. The Company promotes its deposit products when feasible while preserving the Company's net interest margin.

    Balances in the Company's major categories of deposits are summarized in the following table (dollars in thousands):

	June 30, 2000	December 31, 1999	Dollar Change	Percent Change
Demand and other noninterest-bearing deposits	$130,556	$124,563	$5,993	4.8%
NOW	219,229	213,754	5,475	2.6
Money market checking	138,823	121,666	17,157	14.1
Savings	284,510	297,141	(12,631)	(4.3)
Time deposits
Less than $100,000	342,330	318,959	23,371	7.3
$100,000 and greater	108,144	178,172	(70,028)	(39.3)

Total	$1,223,592	$1,254,255	$(30,663)	(2.4)%

    Management believes the continued growth in money market checking deposits is a result of customers taking advantage of this product which pays a higher interest rate than the Company's traditional savings accounts.

CAPITAL RESOURCES

    Total shareholders' equity increased $3.5 million (2.5%) to $139.1 million at June 30, 2000 from $135.6 million at December 31, 1999. This increase was a result of net income of $10.1 million for the first six months of 2000 reduced by dividends declared of $6.3 million and an increase in accumulated other comprehensive loss of $.3 million resulting from a decline in the market value of securities available for sale.

    The Company's capital ratios as well as those of the Bank as of June 30, 2000 are presented below. All capital ratios are in excess of the regulatory capital requirements which call for a minimum total risk-based capital ratio of 8% for the Company and the Bank, a minimum Tier 1 risk-based capital ratio of 4% and a minimum leverage ratio (3% for the most highly rated banks and bank holding companies that do not expect significant growth; all other institutions are required to maintain a minimum leverage capital ratio of 4% to 5% depending on their particular circumstances and risk profiles) for the Company and the Bank. Bank holding companies and their subsidiaries are generally expected to operate at or above the minimum capital requirements. The ratios shown below are in excess of regulatory minimums and should allow the Company and the Bank to operate without significant capital adequacy concerns.

    The following table sets forth the regulatory capital ratios of the Company and the Bank at June 30, 2000:

	Tier 1 Risk-Based Capital	Total Risk-Based Capital	Leverage Capital
West Suburban Bancorp, Inc	11.54%	12.49%	10.18%
West Suburban Bank	9.87%	10.83%	8.60%

    The Federal Deposit Insurance Corporation Improvement Act of 1991 provided the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rates the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. Management has been advised that as of June 30, 2000 and December 31, 1999, the Bank qualified as a "well-capitalized" institution.

LIQUIDITY

    Effective liquidity management ensures there is sufficient cash flow to satisfy demand for deposit withdrawals along with attractive loan and investment opportunities. A large, stable, core deposit base and strong capital position are the solid foundation for the Company's liquidity position. Liquidity is enhanced by a securities portfolio structured to provide liquidity as needed. Additionally, the Company maintains lines of credit to purchase federal funds in the amount of $75 million from other financial institutions as well as an additional line of credit of approximately $80 million at the Federal Home Loan Bank of Chicago.

    The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest sensitivity and maturity schedules of earning assets and liabilities.

    Generally, the Company uses cash and cash equivalents to meet its liquidity needs. Additional liquidity is provided by maintaining assets which mature within a short time-frame or which may be quickly converted to cash without significant loss. These assets include federal funds sold, commercial paper and securities available for sale. As of June 30, 2000 and December 31, 1999, these liquid assets represented 14.6% and 23.5% of total assets, respectively. A more detailed discussion concerning these assets is presented in the Asset Distribution section of this report.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

    Net Income.  The Company's net income for the six months ended June 30, 2000 and 1999 was $10.1 million and $11.6 million, respectively. This represents a decrease of $1.5 million (13.0%) for the 2000 period when compared to the same period in 1999. This was primarily due to a decrease in the amount of $3.9 million in total noninterest income in 2000 when compared to the same period in 1999. During the first quarter of 1999, the Company recorded non-recurring other income of $3.6 million representing the settlement of a lawsuit brought by the Company in connection with an investment that it made in the late 1980's.

    Net interest income, on a tax equivalent basis, increased $1.5 million during the first six months of 2000 compared to the same period in 1999. Income tax expense decreased $1.3 million during this period due to lower pre-tax income. The provision for loan losses decreased $.2 million. Partially offsetting the increase in net interest income and decreases to income tax expense and provision for loan losses was an increase in total noninterest expense of $.7 million.

    Interest Income.  Total interest income, on a tax equivalent basis, increased $4.6 million for the six months ended June 30, 2000 compared to the same period in 1999. This increase was primarily due to increased average balances on all major components of the loan portfolio along with increased yields on the commercial and home equity portfolios. The Company's net interest margin increased to 4.47% for the six months ended June 30, 2000 compared to 4.40% at June 30, 1999. The yield on average interest-earning assets increased 48 basis points to 7.91% at June 30, 2000 compared to 7.43% at June 30, 1999. Total interest income on the Company's securities portfolio declined primarily due to decreased average balances of corporate securities and government agencies and corporations.

    Interest Expense.  Total interest expense increased $3.0 million for the six months ended June 30, 2000 compared to the same period during 1999. The yield on average interest-bearing liabilities increased 47 basis points to 4.00% at June 30, 2000 compared to 3.53% at June 30, 1999.

    The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities on a tax equivalent basis for the six-month period ended June 30, 2000, as compared to the same period in 1999 (dollars in thousands):

	Change due to
			Total Change
	Volume	Rate
Interest Income
Federal funds sold	$(425)	$258	$(167)
Commercial paper	167	—	167
Securities	(1,984)	459	(1,525)
Loans	4,726	1,361	6,087

Total interest income	2,484	2,078	4,562
Interest Expense
Interest-bearing deposits	819	2,224	3,043

Net interest income	$1,665	$(146)	$1,519

    The following table presents an analysis of the Company's year to date average interest-earning assets, interest-bearing liabilities, and noninterest-bearing deposits, as of the date indicated (dollars in thousands):

	2000		1999
	June 30	March 31	December 31	September 30	June 30
Securities	$334,132	$337,034	$375,232	$385,270	$393,895
Total loans	896,967	868,757	809,594	794,179	785,321
Interest-earning assets	1,257,431	1,233,826	1,224,075	1,209,780	1,214,894
Noninterest-bearing deposits	126,752	123,073	118,387	115,937	114,298
Interest-bearing deposits	1,069,055	1,050,032	1,041,801	1,034,093	1,037,255
Total deposits	1,195,807	1,173,105	1,160,188	1,150,030	1,151,553
Interest-bearing liabilities	1,072,094	1,052,985	1,045,285	1,038,280	1,041,361

    Provision for Loan Losses.  The Company's provision for loan losses decreased $.2 million (27.8%) for the six months ended June 30, 2000 compared to the same period in 1999. See the section entitled "Allowance for Loan Losses and Asset Quality" for further details.

    Noninterest Income.  Total noninterest income decreased $3.9 million (48.6%) for the six months ended June 30, 2000 compared to the same period in 1999. This was primarily due to the Company recording non-recurring other income of $3.6 million in the first quarter of 1999 representing the settlement of a lawsuit brought by the Company in connection with an investment that it made in the late 1980's. The Company also experienced decreases in gains on sale of loans held for sale of $.3 million.

    Noninterest Expense.  Total noninterest expense increased $.7 million (4.6%) for the six months ended June 30, 2000 compared to the same period in 1999. This increase was primarily the result of salary and employees benefits increasing $.5 million principally due to the opening of the Romeoville and Charlestowne facilities. Additionally, the Company experienced an increase of $.1 and $.2 million in occupancy and furniture and equipment expense, respectively. This was primarily due to increased expenses associated with the opening of the new facilities. The Company's efficiency ratio, a measure of the amount of expense needed to generate each dollar of revenue, was approximately 53% at June 30, 2000 and 1999. The efficiency ratio for 1999 excludes the litigation settlement reported on the condensed consolidated statements of income for the six months ended 2000 and 1999.

    Income Taxes.  Income tax expense decreased $1.3 million (23.4%) for the six months ended June 30, 2000 compared to the same period in 1999. The decrease was principally due to lower pre-tax income. The effective tax rates for the six months ended June 30, 2000 and 1999 were 29.0% and 31.7%, respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

    Net Income.  The Company's net income for the three months ended June 30, 2000 and 1999 was approximately $5.0 million and $4.7 million, respectively. This represents an increase of $.3 million (8.5%) for the 2000 period when compared to the same period in 1999. Net interest income increased $1.1 million during this period. This increase was partially offset by a decrease in total noninterest income of $.2 million and an increase in total noninterest expense of $.5 million. Additionally, income tax expense increased $.1 million during this period.

    Interest Income.  Total interest income, on a tax equivalent basis, increased $3.1 million for the three months ended June 30, 2000 compared to the same period in 1999. This increase was primarily due to increased average balances and yields on the commercial, real estate and home equity loan portfolios. The Company's net interest margin, on a tax equivalent basis, increased to 4.50% for the three months ended June 30, 2000 compared to 4.37% at June 30, 1999. The yield on average interest-earning assets increased 64 basis points to 8.00% at June 30, 2000 compared to 7.36% at June 30, 1999. Total interest income on the Company's securities portfolio declined primarily due to lower average balances of corporate securities.

    Interest Expense.  Total interest expense increased $2.1 million for the three months ended June 30, 2000 compared to the same period during 1999. The yield on average interest-bearing liabilities increased 61 basis points to 4.11% at June 30, 2000 compared to 3.50% at June 30, 1999.

    The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities on a tax equivalent basis for the three-month period ended June 30, 2000, as compared to the same period in 1999 (dollars in thousands):

	Change due to
			Total Change
	Volume	Rate
Interest Income
Federal funds sold	$(31)	$81	$50
Securities	(1,075)	277	(798)
Loans	2,715	1,174	3,889

Total interest income	1,609	1,532	3,141
Interest Expense
Interest-bearing deposits	643	1,432	2,075

Net interest income	$966	$100	$1,066

    The following table presents an analysis of the Company's quarterly average interest-earning assets, interest-bearing liabilities, and non-interest-bearing deposits, as of the date indicated (dollars in thousands):

	June 30, 2000	June 30, 1999
Securities	$331,230	$394,387
Total loans	925,591	799,424
Interest-earning assets	1,281,410	1,220,510
Noninterest-bearing deposits	130,342	116,745
Interest-bearing deposits	1,088,164	1,040,397
Total deposits	1,218,506	1,157,142
Interest-bearing liabilities	1,091,288	1,043,273

    Provision for Loan Losses.  The Company's provision for loan losses decreased $.1 million (23.6%) for the three months ended June 30, 2000 compared to the same period in 1999. See the section entitled "Allowance for Loan Losses and Asset Quality" for further details.

    Noninterest Income.  Total noninterest income decreased $.2 million (8.7%) for the three months ended June 30, 2000 compared to the same period in 1999. This was primarily due to declines in net gains on sales of loans held for sale of $.1 million and decreases in other noninterest income of $.1 million.

    Noninterest Expense.  Total noninterest expense increased $.5 million (5.9%) for the three months ended June 30, 2000 compared to the same period in 1999. Salary and employee benefits increased $.2 million. Occupancy and furniture and equipment expense each increased $.1 million. These increases were primarily due to the opening of the Charlestowne and Romeoville facilities.

    Income Taxes.  Income tax expense increased $.1 million (6.0%) for the three months ended June 30, 2000 compared to the same period in 1999. This increase was primarily the result of higher taxable income. The effective tax rates for the three months ended June 30, 2000 and 1999 were 30.5% and 31.0%, respectively.

OTHER CONSIDERATIONS

    General.  Earnings of bank holding companies and their subsidiaries are affected by general economic conditions and by the fiscal and monetary policies of federal regulatory agencies, including the Board of Governors of the Federal Reserve System. Such policies have affected the operating results of all commercial banks in the past and are expected to do so in the future. The Company cannot accurately predict the nature or the extent of any effects which fiscal or monetary policies may have on its subsidiary's business and earnings.

    Recent Regulatory Developments.  The Gramm-Leach-Bliley Act (the "Act"), which was enacted in November, 1999, allows eligible bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Act, an eligible bank holding company that elects to become a financial holding company may engage in any activity that the Board of Governors of the Federal Reserve System (the "Federal Reserve"), in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity, or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. National banks are also authorized by the Act to engage, through "financial subsidiaries," in certain activity that is permissible for financial holding companies (as described above) and certain activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity.

    Various bank regulatory agencies have begun issuing regulations as mandated by the Act. During June, 2000, all of the federal bank regulatory agencies jointly issued regulations implementing the privacy provisions of the Act. In addition, the Federal Reserve issued interim regulations establishing procedures for bank holding companies to elect to become financial holding companies and listing the financial activities permissible for financial holding companies, as well as describing the extent to which financial holding companies may engage in securities and merchant banking activities. The Federal Deposit Insurance Corporation issued an interim regulation regarding the parameters under which state nonmember banks may conduct activities through subsidiaries that national banks may conduct only in financial subsidiaries. At this time, it is not possible to predict the impact the Act and its implementing regulations may have on the Company or the Bank. As of the date of this filing, the Company has not applied for or received approval to operate as a financial holding company. In addition, the Bank has not applied for or received approval to establish any financial subsidiaries.

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

    Listed below are the balances in the major categories of the rate sensitive assets and liabilities that are subject to repricing as of June 30, 2000 (dollars in thousands):

	Three Months or Less	Over Three Months to Twelve Months	Over One Year to Five Years	Over Five Years	Total
Rate sensitive assets
Federal funds sold	$7,918	$—	$—	$—	$7,918
Securities	14,424	86,222	187,733	37,408	325,787
Loans	315,753	179,732	356,727	103,863	956,075

Total	$338,095	$265,954	$544,460	$141,271	$1,289,780

Rate sensitive liabilities
NOW	$219,229	$—	$—	$—	$219,229
Money market checking	138,823	—	—	—	138,823
Savings	284,510	—	—	—	284,510
Time deposits
Less than $100,000	55,166	171,709	115,455	—	342,330
$100,000 and over	43,502	37,796	26,846	—	108,144

Total	$741,230	$209,505	$142,301	$—	$1,093,036

Interest sensitivity gap	$(403,135)	$56,449	$402,159	$141,271	$196,744
Cumulative interest sensitivity gap	(403,135)	(346,686)	55,473	196,744
Cumulative net interest-earning assets to cumulative net interest-bearing liabilities	45.6%	63.5%	105.1%	118.0%
Cumulative interest sensitivity gap to total assets	(29.3)%	(25.2)%	4.0%	14.3%

    Included in "Three Months or Less" rate sensitive liabilities are $284.5 million of savings deposits, $219.2 million of NOW deposits and $138.8 million of money market checking deposits that management considers more core deposit in nature than time deposits. There are no securities callable for the remainder of 2000 based upon their contractual terms included in the above table.

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

    The previous table does not necessarily indicate the future impact of general interest rate movements on the Company's net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, assets and liabilities indicated as repricing within the same period may in fact reprice at different times and at different rate levels. Assets and liabilities are reported in the earliest time frame in which maturity or repricing may occur. The consolidated interest rate sensitivity position of the Company within the one year window at June 30, 2000 reflects cumulative net interest-earning assets compared to cumulative net interest-bearing liabilities of 63.5% and cumulative net interest-earning assets that reprice or mature within one year compared to similarly sensitive liabilities of negative 25.2% of total assets. The percentage indicated for the cumulative net interest-earning assets as a percentage of cumulative net interest-bearing liabilities is within the Company's target range of acceptable gap values for the twelve-month time frame.

    In addition to the previous gap analysis, the Company also measures rate sensitivity through a net interest income analysis. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100 to 200 basis point increase or decrease in market interest rates. This analysis is subject to certain assumptions made by the Company including the following:

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

    Listed below are the Company's projected changes in net interest income over a twelve month horizon for the various rate shock levels as of June 30, 2000 and December 31, 1999 (dollars in thousands):

June 30, 2000	Amount	Dollar Change	Percent Change
+200 basis points	$47,319	$(8,569)	(15.3)%
+100 basis points	51,659	(4,229)	(7.6)
Base	55,888
-100 basis points	59,742	3,854	6.9
-200 basis points	61,554	5,666	10.1
December 31, 1999	Amount	Dollar Change	Percent Change
+200 basis points	$38,210	$(10,593)	(21.7)%
+100 basis points	43,553	(5,250)	(10.8)
Base	48,803
-100 basis points	53,815	5,012	10.3
-200 basis points	56,784	7,981	16.4

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

A.
The Annual Meeting of Shareholders was held on May 10, 2000.

B.
The following individuals were elected to serve as directors of the Company for a term of one year at the Annual Meeting. The votes for and against such individuals are set forth below:

	For	Against	Abstain
1. Kevin J. Acker	340,739	1,077	495
2. David S. Bell	323,112	3,470	15,729
3. Duane G. Debs	341,235	267	809
4. Charles P. Howard	326,071	192	16,048
5. Peggy P. LoCicero	323,452	1,601	17,258
Broker—No Votes: 0
C.
Ratification of Crowe, Chizek and Company LLP as the Company's independent auditors.

For	Against	Abstain
340,327	59	1,926

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.
Exhibits

27
Financial Data Schedule

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST SUBURBAN BANCORP, INC. (Registrant)
Date: August 11, 2000
/s/ Kevin J. Acker KEVIN J. ACKER CHAIRMAN OF THE BOARD
/s/ Duane G. Debs DUANE G. DEBS PRESIDENT AND CHIEF FINANCIAL OFFICER

INDEX OF EXHIBITS

Sequential Page No.
27.	Financial Data Schedule	24

QuickLinks

PART I
WEST SUBURBAN BANCORP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in thousands) (UNAUDITED)
WEST SUBURBAN BANCORP, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (Dollars in thousands, except per share data) (UNAUDITED)
WEST SUBURBAN BANCORP, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999 (Dollars in thousands, except per share data) (UNAUDITED)
WEST SUBURBAN BANCORP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (Dollars in thousands) (UNAUDITED)
WEST SUBURBAN BANCORP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (Dollars in thousands) (UNAUDITED)
WEST SUBURBAN BANCORP, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2000 AND 1999 (Dollars in thousands) (UNAUDITED)
WEST SUBURBAN BANCORP, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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