Form 10-Q
period 2000-09-30
WEST SUBURBAN BANCORP INC
filed 2000-11-13
CIK 805080

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from                to

Commission File Number 0 -17609

WEST SUBURBAN BANCORP, INC.
(Exact name of Registrant as specified in its charter)

Illinois	36-3452469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
711 South Meyers Road, Lombard, Illinois 60148 (Address of principal executive offices)	60148 (Zip Code)

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

15,000,000 shares of Common Stock, no par value, were authorized and 432,495 shares of Common Stock were issued and outstanding as of November 1, 2000.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(UNAUDITED)

	September 30, 2000	December 31, 1999
Assets
Cash and due from banks	$56,016	$49,838
Federal funds sold	7,668	47,395
Commercial paper	—	69,849

Total cash and cash equivalents	63,684	167,082
Securities
Available for sale (amortized cost of $151,246 in 2000; $167,068 in 1999)	148,011	163,453
Held to maturity (fair value of $170,670 in 2000; $170,637 in 1999)	173,479	174,375

Total securities	321,490	337,828
Loans, less allowance for loan losses of $11,537 in 2000; $10,759 in 1999	967,759	845,706
Premises and equipment, net	38,978	35,709
Other real estate	2,041	3,488
Accrued interest and other assets	19,236	18,249

Total assets	$1,413,188	$1,408,062

Liabilities and shareholders' equity
Deposits
Noninterest-bearing	$140,641	$124,563
Interest-bearing	1,113,984	1,129,692

Total deposits	1,254,625	1,254,255
Accrued interest and other liabilities	16,436	18,174

Total liabilities	1,271,061	1,272,429
Shareholders' equity
Common stock, no par value; 15,000,000 shares authorized; 432,495 shares issued and outstanding	3,457	3,457
Surplus	38,066	38,066
Retained earnings	102,554	96,288
Accumulated other comprehensive loss	(1,950)	(2,178)

Total shareholders' equity	142,127	135,633

Total liabilities and shareholders' equity	$1,413,188	$1,408,062

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(Dollars in thousands, except per share data)
(UNAUDITED)

	2000	1999
Interest income
Loans, including fees	$59,569	$48,337
Securities
Taxable	13,942	15,874
Exempt from federal income tax	1,110	1,193
Federal funds sold	861	1,082
Commercial paper	167	—

Total interest income	75,649	66,486
Interest expense on deposits	33,443	27,384
Net interest income	42,206	39,102
Provision for loan losses	1,125	1,589

Net interest income after provision for loan losses	41,081	37,513

Noninterest income
Service fees on deposit accounts	2,649	2,545
Net gain on sales of loans held for sale	19	352
Loan servicing fees	168	212
Net realized (loss) gain on sales of securities available for sale	(7)	89
Net gain on sales of other real estate	54	23
Litigation settlement	—	3,555
Other	3,459	3,371

Total noninterest income	6,342	10,147
Noninterest expense
Salaries and employee benefits	13,449	12,731
Occupancy	2,615	2,533
Furniture and equipment	3,180	3,133
Other real estate	130	57
Other	5,490	5,595

Total noninterest expense	24,864	24,049

Income before income tax expense	22,559	23,611
Income tax expense	6,778	7,410

Net income	$15,781	$16,201

Earnings per share (432,495 shares outstanding)	$36.49	$37.46

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(Dollars in thousands, except per share data)
(UNAUDITED)

	2000	1999
Interest income
Loans, including fees	$21,650	$16,523
Securities
Taxable	4,545	5,083
Exempt from federal income tax	366	362
Federal funds sold	201	255

Total interest income	26,762	22,223
Interest expense on deposits	12,159	9,143
Net interest income	14,603	13,080
Provision for loan losses	375	550

Net interest income after provision for loan losses	14,228	12,530

Noninterest income
Service fees on deposit accounts	931	885
Net gain on sales of loans held for sale	6	54
Loan servicing fees	54	64
Net gain on sales of other real estate	3	9
Other	1,218	1,104

Total noninterest income	2,212	2,116
Noninterest expense
Salaries and employee benefits	4,494	4,262
Occupancy	880	863
Furniture and equipment	898	1,094
Other real estate	72	18
Other	1,711	1,736

Total noninterest expense	8,055	7,973

Income before income tax expense	8,385	6,673
Income tax expense	2,664	2,040

Net income	$5,721	$4,633

Earnings per share (432,495 shares outstanding)	$13.23	$10.71

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(Dollars in thousands)
(UNAUDITED)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 1999	$3,457	$38,066	$92,461	$409	$134,393
Net income	—	—	16,201	—	16,201
Change in accumulated other comprehensive income (loss)	—	—	—	(1,908)	(1,908)
Cash dividends declared — $20.50 per share	—	—	(8,866)	—	(8,866)

Balance, September 30, 1999	$3,457	$38,066	$99,796	$(1,499)	$139,820

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 2000	$3,457	$38,066	$96,288	$(2,178)	$135,633
Net income	—	—	15,781	—	15,781
Change in accumulated other comprehensive income (loss)	—	—	—	228	228
Cash dividends declared — $22.00 per share	—	—	(9,515)	—	(9,515)

Balance, September 30, 2000	$3,457	$38,066	$102,554	$(1,950)	$142,127

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(Dollars in thousands)
(UNAUDITED)

	2000	1999
Cash flows from operating activities
Net income	$15,781	$16,201
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,864	2,807
Provision for loan losses	1,125	1,589
Deferred income tax benefit	(274)	(274)
Net discount accretion and premium amortization of securities	(36)	566
Net realized loss (gain) on sales of securities available for sale	7	(89)
Net gain on sales of loans held for sale	(19)	(352)
Proceeds from sales of loans held for sale	357	27,987
Origination of loans held for sale	(338)	(23,514)
Gain on sales of premises and equipment	(29)	(23)
Net gain on sales of other real estate	(54)	(23)
Increase in accrued interest and other assets	(865)	(1,407)
Increase (decrease) in accrued interest and other liabilities	2,371	(1,549)

Net cash provided by operating activities	20,890	21,919
Cash flows from investing activities
Securities available for sale
Proceeds from sales	—	21,534
Proceeds from maturities	34,819	65,917
Purchases	(19,318)	(71,492)
Securities held to maturity
Proceeds from maturities	1,747	63,631
Purchases	(501)	(69,574)
Net increase in loans	(123,279)	(64,451)
Purchases of premises and equipment	(6,137)	(4,386)
Proceeds from sales of premises and equipment	33	101
Proceeds from sales of other real estate	1,602	933

Net cash used in investing activities	(111,034)	(57,787)
Cash flows from financing activities
Net increase (decrease) in deposits	370	(17,090)
Cash dividends paid	(13,624)	(12,975)

Net cash used in financing activities	(13,254)	(30,065)

Net decrease in cash and cash equivalents	(103,398)	(65,933)
Beginning cash and cash equivalents	167,082	106,863

Ending cash and cash equivalents	$63,684	$40,930

Supplemental disclosures of cash flow information
Cash paid for
Interest on deposits and other borrowings	$31,121	$28,064
Income taxes	6,748	7,089
Transfers from loans to other real estate	101	707

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(Dollars in thousands)
(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2000	1999	2000	1999
Net income	$15,781	$16,201	$5,721	$4,633
Other comprehensive income:
Unrealized holding gains (losses) on available for sale securities	373	(3,077)	939	(648)
Less reclassification adjustments for losses and (gains) later recognized in income	7	(89)	—	—
Tax effect	(152)	1,258	(375)	256

Other comprehensive income (loss)	228	(1,908)	564	(392)

Total comprehensive income	$16,009	$14,293	$6,285	$4,241

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

    During the first nine months of 2000, the Company's unrealized loss on securities available for sale, net of taxes, decreased $.2 million to a $2.0 million loss at September 30, 2000 from a $2.2 million loss at December 31, 1999, net of taxes.

NOTE 3—FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK—(dollars in thousands)

	September 30, 2000	December 31, 1999
Home equity lines	$176,138	$166,935
Commercial credit lines	158,290	148,159
Letters of credit	16,835	14,766
Visa credit card lines	56,350	53,674

Total	$407,613	$383,534

    The Company also had $12.7 million and $6.3 million of commitments to originate residential mortgage loans as of September 30, 2000 and December 31, 1999, respectively.

NOTE 4—NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. This standard requires all derivatives be recorded on the balance sheet at fair value and establishes accounting guidelines for hedges of changes in the fair value of assets, liabilities, or firm commitments (referred to as fair value hedges); hedges of the variable cash flows of forecasted transactions (cash flow hedges); and hedges of foreign currency exposures of net investment in foreign operations. SFAS 133 is effective for the year 2001. The Company has determined that the adoption of SFAS 133 will not have a material impact on the Company's financial condition or results of operations. However, in the event that the Company holds derivatives or engages in hedging activities in the future, SFAS 133 may have a material impact on the Company's financial condition or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONDENSED BALANCE SHEET ANALYSIS

    Asset Distribution.  Total consolidated assets at September 30, 2000 increased $5.1 million (.4%) to $1,413.2 million from $1,408.1 million at December 31, 1999. Total cash and cash equivalents decreased $103.4 million to $63.7 million at September 30, 2000 from $167.1 million at December 31, 1999. Reductions in short-term commercial paper and federal funds sold were the largest components of this decrease. This decrease resulted from uses of cash equivalents to fund growth in the loan portfolio. Aggregate holdings in securities declined $16.3 million to $321.5 million at September 30, 2000 from $337.8 million at December 31, 1999. This decrease was primarily due to the use of proceeds from maturing securities to fund growth in the loan portfolio. The Company's objectives in managing the securities portfolio include maximizing yield over an entire interest rate cycle while providing liquidity.

    Total loans increased $122.8 million (14.3%) to $979.3 million at September 30, 2000 from $856.5 million at December 31, 1999. This increase was primarily due to growth in the commercial loan portfolio of $75.6 million. The growth in the commercial loan portfolio was the result of opportunities that were created when certain of the Company's competitors were acquired by larger organizations as well as the success of the Company's customer and non-customer calling program. The Company believes the new commercial loans were underwritten in a manner consistent with the Company's past loan underwriting standards and do not represent increased credit risk to the Company. The Company attempts to remain competitive by offering attractive rates and loan products and, from time to time, by introducing new products and entering into new business lines. The Company presently intends to continue maintaining its current credit evaluation standards when making its credit decisions and in evaluating new products and business lines.

    Allowance for Loan Losses and Asset Quality.  The Company's provision for loan losses is based on management's quarterly evaluations of the adequacy of the allowance for loan losses. In these evaluations, management considers numerous factors including, but not limited to, historical loan loss experience, the nature and volume of the loan portfolio, adverse situations that may affect borrowers' ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur.

    The provision for loan losses decreased $.5 million (29.2%) to $1.1 million for the nine months ended September 30, 2000 from $1.6 million for the nine months ended September 30, 1999. The Company's provision for loan losses was reflective of management's evaluation of the loan portfolio within the context of the factors outlined above. The decrease was the result of declining levels of nonperforming loans and net loan charge-offs. Net loan charge-offs were $.3 million and $1.1 million for the nine months ended September 30, 2000 and 1999, respectively.

    The allowance for loan losses increased $.8 million for the nine-month period ended September 30, 2000. This increase in the allowance for loan losses was primarily due to the 14.3% increase in loans outstanding in 2000. The ratio of the allowance for loan losses to total loans outstanding decreased at September 30, 2000 to 1.18% compared to 1.26% at December 31, 1999.

    Nonperforming loans decreased $1.8 million (38.2%) to $2.9 million at September 30, 2000 from $4.7 million at December 31, 1999. The allowance for loan losses was 394.6% and 227.6% of nonperforming loans at September 30, 2000 and December 31, 1999, respectively.

    The following table presents an analysis of the Company's nonperforming loans and other real estate as of the dates indicated (dollars in thousands):

	September 30, 2000	December 31, 1999
Nonaccrual loans	$1,444	$3,544
Accruing loans 90 days past due	1,480	1,184

Total nonperforming loans	$2,924	$4,728

Nonperforming loans as a percent of total loans	.3%	.6%
Other real estate	$2,041	$3,488

    The following table presents an analysis of the Company's provision for loan losses for the periods stated (dollars in thousands):

	2000			1999
	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
Provision-quarter	$375	$375	$375	$1,495	$550
Provision-year to date	1,125	750	375	3,084	1,589
Net chargeoffs (recoveries)-quarter	297	(21)	71	1,202	981
Net chargeoffs-year to date	347	50	71	2,323	1,121
Allowance at period end	11,537	11,459	11,063	10,759	10,469
Allowance to period end total loans	1.18%	1.20%	1.22%	1.26%	1.25%

    Liability Distribution.  Total liabilities decreased $1.3 million (.1%) to $1,271.1 million at September 30, 2000 from $1,272.4 million at December 31, 1999. The decrease in total liabilities was primarily due to a decrease in accrued interest and other liabilities. Demand and other noninterest-bearing deposits increased $16.1 million. This increase was primarily due to increased in-clearings with the end of the quarter falling on the weekend. Although demand and other noninterest-bearing deposits increased, one $83.0 million short-term time deposit that the Company received during December 1999 was withdrawn at maturity in January 2000. This withdrawal was partially offset by an increase in time deposits of less than $100,000 of $46.3 million due to increased promotional efforts. In order to retain current and attract new deposits, the Company plans to open new branches in South Elgin and Oswego, Illinois in the near future.

    Balances in the Company's major categories of deposits are summarized in the following table (dollars in thousands):

	September 30, 2000	December 31, 1999	Dollar Change	Percent Change
Demand and other noninterest-bearing deposits	$140,641	$124,563	$16,078	12.9%
NOW	219,458	213,754	5,704	2.7
Money market checking	140,475	121,666	18,809	15.5
Savings	275,359	297,141	(21,782)	(7.3)
Time deposits
Less than $100,000	365,230	318,959	46,271	14.5
$100,000 and greater	113,462	178,172	(64,710)	(36.3)

Total	$1,254,625	$1,254,255	$370	—%

    Management believes the continued growth in money market checking deposits is a result of customers taking advantage of this product which pays a higher interest rate than the Company's traditional savings accounts.

CAPITAL RESOURCES

    Total shareholders' equity increased $6.5 million (4.8%) to $142.1 million at September 30, 2000 from $135.6 million at December 31, 1999. This increase was a result of net income of $15.8 million for the first nine months of 2000 reduced by dividends declared of $9.5 million and a decrease in accumulated other comprehensive loss of $.2 million resulting from net appreciation in the fair value of securities available for sale.

    The Company's capital ratios as well as those of the Bank as of September 30, 2000 are presented below. All capital ratios are in excess of the regulatory capital requirements which call for a minimum total risk-based capital ratio of 8% for the Company and the Bank, a minimum Tier 1 risk-based capital ratio of 4% and a minimum leverage ratio (3% for the most highly rated banks and bank holding companies that do not expect significant growth; all other institutions are required to maintain a minimum leverage capital ratio of 4% to 5% depending on their particular circumstances and risk and growth profiles) for the Company and the Bank. Bank holding companies and their subsidiaries are generally expected to operate at or above the minimum capital requirements. The ratios shown below are in excess of regulatory minimums and should allow the Company and the Bank to operate without significant capital adequacy concerns.

    The following table sets forth the regulatory capital ratios of the Company and the Bank at September 30, 2000:

	Tier 1 Risk-Based Capital	Total Risk-Based Capital	Leverage Capital
West Suburban Bancorp, Inc.	11.58%	12.52%	10.25%
West Suburban Bank	9.86%	10.82%	8.63%

    The Federal Deposit Insurance Corporation Improvement Act of 1991 provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or requiring it to be acquired; restricting transactions with affiliates; restricting the interest rates the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and, ultimately, appointing a receiver for the institution. Management has been advised that as of September 30, 2000 and December 31, 1999, the Bank qualified as a "well-capitalized" institution.

LIQUIDITY

    Effective liquidity management ensures there is sufficient cash flow to satisfy demand for deposit withdrawals as well as attractive loan and investment opportunities. A large, stable core deposit base and strong capital position are the solid foundation for the Company's liquidity position. Liquidity is enhanced by a securities portfolio structured to provide liquidity as needed. Additionally, the Company maintains lines of credit to purchase federal funds in the amount of $75 million from other financial institutions as well as an additional line of credit of approximately $81 million at the Federal Home Loan Bank of Chicago. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity and maturity schedules of earning assets and liabilities.

    Generally, the Company uses cash and cash equivalents to meet its liquidity needs. Additional liquidity is provided by maintaining assets which mature within a short time-frame or which may be quickly converted to cash without significant loss. These assets include federal funds sold, commercial paper and securities available for sale. As of September 30, 2000 and December 31, 1999, these liquid assets represented 15.0% and 23.5% of total assets, respectively. A more detailed discussion concerning these assets is presented in the Asset Distribution section of this report.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

    Net Income.  The Company's net income for the nine months ended September 30, 2000 and 1999 was $15.8 million and $16.2 million, respectively. This represents a decrease of $.4 million (2.6%) for the 2000 period when compared to the same period in 1999. This was primarily due to a decrease of $3.8 million in total noninterest income in 2000 when compared to the same period in 1999. During the first quarter of 1999, the Company recorded non-recurring other income of $3.6 million representing the settlement of a lawsuit brought by the Company in connection with an investment that it made in the late 1980's.

    Net interest income, on a tax-equivalent basis, increased $3.0 million during the first nine months of 2000 compared to the same period in 1999. Income tax expense decreased $.6 million during this period, primarily due to lower pre-tax income. The provision for loan losses decreased $.5 million. Partially offsetting the increase in net interest income and decreases to income tax expense and the provision for loan losses was an increase in total noninterest expense of $.8 million.

    Interest Income.  Total interest income, on a tax-equivalent basis, increased $9.1 million for the nine months ended September 30, 2000 compared to the same period in 1999. This increase was primarily due to increases in average balances in all major components of the loan portfolio. There were increases in yields on all major components of the loan portfolio with the exception of indirect automobile loans. The Company's net interest income as a percentage of average earning assets increased to 4.51% for the nine months ended September 30, 2000 compared to 4.40% for the nine months ended September 30, 1999. The yield on average interest-earning assets increased 59 basis points to 8.02% at September 30, 2000 compared to 7.43% for the nine months ended September 30, 1999. Total interest income on the Company's securities portfolio declined primarily due to decreased average balances of corporate securities and obligations of government agencies and corporations.

    Interest Expense.  Total interest expense increased $6.1 million for the nine months ended September 30, 2000 compared to the same period during 1999. The yield on average interest-bearing liabilities increased 60 basis points to 4.13% at September 30, 2000 compared to 3.53% at September 30, 1999.

    The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities on a tax equivalent basis for the nine-month period ended September 30, 2000, as compared to the same period in 1999 (dollars in thousands):

	Change due to
			Total Change
	Volume	Rate
Interest Income
Loans	$8,110	$3,097	$11,207
Securities	(2,723)	664	(2,059)
Federal funds sold	(547)	326	(221)
Commercial paper	167	—	167

Total interest income	5,007	4,087	9,094
Interest Expense
Interest-bearing deposits	1,875	4,184	6,059

Net interest income	$3,132	$(97)	$3,035

    The following table presents an analysis of the Company's year to date average interest-earning assets, interest-bearing liabilities, and noninterest-bearing deposits, as of the date indicated (dollars in thousands):

	2000			1999
	September 30	June 30	March 31	December 31	September 30
Securities	$330,937	$334,132	$337,034	$375,232	$385,270
Total loans	919,171	896,967	868,757	809,594	794,179
Interest-earning assets	1,271,729	1,257,431	1,233,826	1,224,075	1,209,780
Noninterest-bearing deposits	128,994	126,752	123,073	118,387	115,937
Interest-bearing deposits	1,078,506	1,069,055	1,050,032	1,041,801	1,034,093
Total deposits	1,207,500	1,195,807	1,173,105	1,160,188	1,150,030
Interest-bearing liabilities	1,081,675	1,072,094	1,052,985	1,045,285	1,038,280

    Provision for Loan Losses.  The Company's provision for loan losses decreased $.5 million (29.2%) for the nine months ended September 30, 2000 compared to the same period in 1999. See the section entitled "Allowance for Loan Losses and Asset Quality" for further details.

    Noninterest Income.  Total noninterest income decreased $3.8 million (37.5%) for the nine months ended September 30, 2000 compared to the same period in 1999. This was primarily due to the Company recording non-recurring income of $3.6 million in the first quarter of 1999 representing the settlement of a lawsuit brought by the Company in connection with an investment that it made in the late 1980's. The Company also experienced decreases in gains on sale of loans held for sale of $.3 million.

    Noninterest Expense.  Total noninterest expense increased $.8 million (3.4%) for the nine months ended September 30, 2000 compared to the same period in 1999. This increase was primarily the result of salary and employee benefits increasing $.7 million, principally due to the opening of the Romeoville and Charlestowne facilities. The Company's efficiency ratio, a measure of the amount of expense needed to generate each dollar of revenue, was approximately 51% and 53% at September 30, 2000 and 1999, respectively. The efficiency ratio for 1999 excludes the $3.6 million litigation settlement.

    Income Taxes.  Income tax expense decreased $.6 million (8.5%) for the nine months ended September 30, 2000 compared to the same period in 1999. The decrease was principally due to lower pre-tax income. The effective tax rates for the nine months ended September 30, 2000 and 1999 were 30.0% and 31.4%, respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

    Net Income.  The Company's net income for the three months ended September 30, 2000 and 1999 was $5.7 million and $4.6 million, respectively. This represents an increase of $1.1 million (23.5%) for the 2000 period when compared to the same period in 1999. Net interest income increased $1.5 million during this period. Additionally, income tax expense increased $.6 million during this period.

    Interest Income.  Total interest income, on a tax equivalent basis, increased $4.5 million for the three months ended September 30, 2000 compared to the same period in 1999. This increase was primarily due to increased average balances and yields on the commercial, real estate, home equity and indirect automobile loan portfolios. The Company's net interest margin, on a tax equivalent basis, increased to 4.53% for the three months ended September 30, 2000 compared to 4.34% for the three months ended September 30, 1999. The yield on average interest-earning assets increased 93 basis points to 8.25% for the three months ended September 30, 2000 compared to 7.32% for the three months ended September 30, 1999. Total interest income on the Company's securities portfolio declined primarily due to lower average balances of corporate securities.

    Interest Expense.  Total interest expense increased $3.0 million for the three months ended September 30, 2000 compared to the same period during 1999. The yield on average interest-bearing liabilities increased 86 basis points to 4.38% at September 30, 2000 compared to 3.52% at September 30, 1999.

    The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities on a tax equivalent basis for the three-month period ended September 30, 2000, as compared to the same period in 1999 (dollars in thousands):

	Change due to
			Total Change
	Volume	Rate
Interest Income
Loans	$2,956	$2,144	$5,100
Securities	(738)	203	(535)
Federal funds sold	(122)	68	(54)

Total interest income	2,096	2,415	4,511
Interest Expense
Interest-bearing deposits	1,102	1,914	3,016

Net interest income	$994	$501	$1,495

    The following table presents an analysis of the Company's quarterly average interest-earning assets, interest-bearing liabilities, and non-interest bearing deposits, as of the date indicated (dollars in thousands):

	September 30, 2000	September 30, 1999
Securities	$324,616	$368,303
Total loans	958,759	827,845
Interest-earning assets	1,295,677	1,215,960
Noninterest-bearing deposits	133,452	118,343
Interest-bearing deposits	1,097,181	1,027,786
Total deposits	1,230,633	1,146,129
Interest-bearing liabilities	1,100,607	1,030,643

    Provision for Loan Losses.  The Company's provision for loan losses decreased $.2 million (31.8%) for the three months ended September 30, 2000 compared to the same period in 1999. See the section entitled "Allowance for Loan Losses and Asset Quality" for further details.

    Noninterest Income.  Total noninterest income increased $.1 million (4.5%) for the three months ended September 30, 2000 compared to the same period in 1999. This was primarily due to increases in other noninterest income of $.1 million.

    Noninterest Expense.  Total noninterest expense increased $.1 million (1.0%) for the three months ended September 30, 2000 compared to the same period in 1999. Salary and employee benefits increased $.2 million. This increase was primarily due to the opening of the Charlestowne and Romeoville facilities. Furniture and equipment expense decreased $.2 million. This was primarily due to a reduction in depreciation expense arising from certain assets becoming fully depreciated by June 30, 2000.

    Income Taxes.  Income tax expense increased $.6 million (30.6%) for the three months ended September 30, 2000 compared to the same period in 1999. This increase was primarily the result of higher taxable income. The effective tax rates for the three months ended September 30, 2000 and 1999 were 31.8% and 30.6%, respectively.

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

    As of the date of this filing, West Suburban (like more than 90% of all bank holding companies operating in the United States) has not applied for or received approval to operate as a financial holding company. In addition, the Bank has not applied for or received approval to establish any financial subsidiaries. Accordingly, although various bank regulatory agencies have issued regulations as mandated by the Act, except for the regulations regarding the privacy of consumer financial information, the Act and its implementing regulations have had limited impact on the operations of the Company and, at this time, it is not possible to predict the impact the Act and its implementing regulations may have on the Company in the future.

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

    Listed below are the balances in the major categories of the rate sensitive assets and liabilities that are subject to repricing as of September 30, 2000 (dollars in thousands):

	Three Months or Less	Over Three Months to Twelve Months	Over One Year to Five Years	Over Five Years	Total
Rate sensitive assets
Federal funds sold	$7,668	$—	$—	$—	$7,668
Securities	35,045	80,953	167,853	37,639	321,490
Loans	400,438	113,996	357,941	106,921	979,296

Total	$443,151	$194,949	$525,794	$144,560	$1,308,454

Rate sensitive liabilities
NOW	$219,458	$—	$—	$—	$219,458
Money market checking	140,475	—	—	—	140,475
Savings	275,359	—	—	—	275,359
Time deposits
Less than $100,000	72,551	192,340	56,890	43,449	365,230
$100,000 and over	44,967	44,884	23,611	—	113,462

Total	$752,810	$237,224	$80,501	$43,449	$1,113,984

Interest sensitivity gap	$(309,659)	$(42,275)	$445,293	$101,111	$194,470
Cumulative interest sensitivity gap	(309,659)	(351,934)	93,359	194,470
Cumulative net interest-earning assets to cumulative net interest-bearing liabilities	58.9%	64.5%	108.7%	117.5%
Cumulative interest sensitivity gap to total assets	(21.9)%	(24.9)%	6.7%	13.8%

    Included in "Three Months or Less" rate sensitive liabilities are $275.4 million of savings deposits, $219.5 million of NOW deposits and $140.5 million of money market checking deposits that management considers more core deposit in nature than time deposits. There are no securities callable for the remainder of 2000 based upon their contractual terms included in the above table.

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

    The previous table does not necessarily indicate the future impact of general interest rate movements on the Company's net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, assets and liabilities indicated as repricing within the same period may in fact reprice at different times and at different rate levels. Assets and liabilities are reported in the earliest time frame in which maturity or repricing may occur. The consolidated interest rate sensitivity position of the Company within the one year window at September 30, 2000 reflects cumulative net interest-earning assets compared to cumulative net interest-bearing liabilities of 64.5% and cumulative net interest-earning assets that reprice or mature within one year compared to similarly sensitive liabilities of negative 24.9% of total assets. The percentage indicated for the cumulative net interest-earning assets as a percentage of cumulative net interest-bearing liabilities is within the Company's target range of acceptable gap values for the twelve-month time frame.

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

    Listed below are the Company's projected changes in net interest income over a twelve month horizon for the various rate shock levels as of September 30, 2000 and December 31, 1999 (dollars in thousands):

September 30, 2000	Amount	Dollar Change	Percent Change
+200 basis points	$48,792	$(8,324)	(14.6)%
+100 basis points	53,029	(4,087)	(7.2)
Base	57,116
-100 basis points	60,767	3,651	6.4
-200 basis points	62,380	5,264	9.2
December 31, 1999	Amount	Dollar Change	Percent Change
+200 basis points	$38,210	$(10,593)	(21.7)%
+100 basis points	43,553	(5,250)	(10.8)
Base	48,803
-100 basis points	53,815	5,012	10.3
-200 basis points	56,784	7,981	16.4

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
Date: November 13, 2000
/s/ Kevin J. Acker KEVIN J. ACKER CHAIRMAN OF THE BOARD
/s/ Duane G. Debs DUANE G. DEBS PRESIDENT AND CHIEF FINANCIAL OFFICER

INDEX OF EXHIBITS

Sequential Page No.
27.	Financial Data Schedule	24

QuickLinks

PART I
WEST SUBURBAN BANCORP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in thousands) (UNAUDITED)
WEST SUBURBAN BANCORP, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (Dollars in thousands, except per share data) (UNAUDITED)
WEST SUBURBAN BANCORP, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (Dollars in thousands, except per share data) (UNAUDITED)
WEST SUBURBAN BANCORP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (Dollars in thousands) (UNAUDITED)
WEST SUBURBAN BANCORP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (Dollars in thousands) (UNAUDITED)
WEST SUBURBAN BANCORP, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (Dollars in thousands) (UNAUDITED)
WEST SUBURBAN BANCORP, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INDEX OF EXHIBITS