Form 10-K405
period 2000-12-31
WEST SUBURBAN BANCORP INC
filed 2001-03-28
CIK 805080

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For transition period from                to

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

Common Stock, no par value
(Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this form 10-K /x/

    The aggregate market value of voting common stock of Registrant held by non-affiliates as of February 10, 2001 was $145,056,500 (1). At December 31, 2000, the total number of shares of Common Stock outstanding was 432,495.

    Documents Incorporated by Reference:

    Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2000 are incorporated by reference into Parts I, II and IV hereof, to the extent indicated herein. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 2001 are incorporated by reference in Part III hereof, to the extent indicated herein.

(1)
Based on the last independently appraised fair value of the Registrant's common stock on February 10, 2001, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of common stock of Registrant.

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

    The Bank is headquartered in Lombard, Illinois, and has 30 full service branches as well as 8 limited service branches throughout the western suburbs of Chicago. Due to the nature of the market areas served by the Bank, the Bank provides a wide range of financial services to individuals and small to medium size businesses. The western suburbs of Chicago have a diversified economy with many corporate headquarters and numerous small to medium size industrial and non-industrial businesses.

    The Bank engages in a general full service retail banking business and offers a broad variety of consumer and commercial products and services. The Bank also offers insurance services through West Suburban Insurance Services, Inc., travel agency services through Travel With West Suburban, land trust services, safe deposit boxes and extended banking hours including Sunday hours and 24-hour banking through a proprietary network of 54 automated teller machines ("ATMs"), Tele-Bank 24 (a bank-by-phone system) and the Bank's online banking internet site (www.westsuburbanbank.com). Other consumer related services are available, including investment products and a VISA card through West Suburban Bank Card Services. The Bank also offers its customers a debit card called the West Suburban Bank Check Card.

    The following table sets forth financial and other information concerning the Bank as of and for the year ended December 31, 2000 (dollars in thousands):

					Return on Average
Year Formed/Year Affiliated With the Parent	Number of Locations		Shareholders' Equity	Net Income
		Total Assets			Assets	Equity
West Suburban Bank (1962/1988)	38	$1,427,264	$119,523	$20,896	1.53%	17.24%

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

    Under the Gramm-Leach-Bliley Act of 1999 (the "GLBA"), effective March 11, 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The GLBA may significantly change the competitive environment in which the Company and the Bank conduct business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries.

EMPLOYEES

    The Company employed 657 persons (527 full-time equivalent employees) on December 31, 2000. The Company believes that its relationship with its employees is good.

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

The Company

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

    The BHCA also generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies that have not received approval to operate as financial holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking... as to be a proper incident thereto." Under current regulations of the Federal Reserve, this authority would permit the Company to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. Eligible bank holding companies that elect to operate as financial holding companies in accordance with the GLBA may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance activities and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank or financial holding companies. As of the date of this filing, the Company has not applied for or received approval to operate as a financial holding company.

    Federal law also prohibits any person or company from acquiring "control" of a bank or a bank holding company without prior notice to the appropriate federal bank regulator. "Control" is defined in certain cases as the acquisition of 10% or more of the outstanding shares of a bank or bank holding company.

    Capital Requirements.  Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

    The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent shareholders' equity (including common stock in the Bank's Employee Stock Ownership Plan ("ESOP") subject to contingent repurchase obligation) less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the Company's allowance for loan and lease losses.

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

    As of December 31, 2000, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements, with a total risk-based capital ratio of 11.7%, a Tier 1 risk-based capital ratio of 10.8% and a leverage ratio of 10.0%.

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

    Deposit Insurance.  As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered to be of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

    During the year ended December 31, 2000, BIF assessments ranged from zero to 0.27% of deposits. Rates will remain unchanged for the semi-annual assessment period beginning January 1, 2001.

    The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution: (i) has engaged or is engaging in unsafe or unsound practices; (ii) is in an unsafe or unsound condition to continue operations; or (iii) has violated any applicable law, regulation, order or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Bank is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

    FICO Assessments.  Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Between January 1, 2000 and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended December 31, 2000, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

    Supervisory Assessments.  All Illinois banks are required to pay supervisory assessments to the Commissioner to fund the operations of the Commissioner. The amount of the assessment is calculated based on the institution's total assets, including consolidated subsidiaries, as reported to the Commissioner. During the year ended December 31, 2000, the Bank paid supervisory assessments to the Commissioner totaling $.14 million.

    Capital Requirements.  The FDIC has established the following minimum capital standards for state-chartered insured non-member banks, such as the Bank: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the Federal Reserve's capital guidelines for bank holding companies (see "—The Company—Capital Requirements").

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

    During the year ended December 31, 2000, the Bank was not required by the FDIC to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 2000, the Bank exceeded its minimum regulatory capital requirements with a total risk-based capital ratio of 10.7%, a Tier 1 risk-based capital ratio of 9.8% and leverage ratio of 8.8%.

    Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution's asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution. As of December 31, 2000, the Bank was well-capitalized, as defined by FDIC regulations.

    Dividends.  Under the Illinois Banking Act, Illinois-chartered banks may not pay, without prior regulatory approval, dividends in excess of their net profits. The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2000. As of December 31, 2000, approximately $8.8 million was available to be paid as dividends to the Company by the Bank. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

    Insider Transactions.  The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company and to "related interests" of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal shareholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

    Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), both state and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Illinois permits interstate mergers subject to certain conditions, including a prohibition against interstate mergers involving any Illinois bank that has been in existence and continuous operation for fewer than five years.

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

    Under the GLBA, state banks are also authorized to engage, through "financial subsidiaries," in certain activities that are permissible for financial holding companies (as described above) and certain activities that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity. As of the date of this filing, the Bank has not applied for or received approval to establish any financial subsidiaries.

    Federal Reserve System.  Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $42.8 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $42.8 million, the reserve requirement is $1.284 million plus 10% of the aggregate amount of total transaction accounts in excess of $42.8 million. The first $5.5 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing reserve requirements.

The Insurance Subsidiary

    The Bank is the sole shareholder of West Suburban Insurance Services, Inc. ("WSIS"), an Illinois corporation licensed as a general insurance agency by the Illinois Department of Insurance (the "Department"). WSIS is subject to supervision and regulation by the Department with regard to compliance with the laws and regulations governing insurance agents and by the Commissioner and the FDIC with regard to compliance with banking laws and regulations applicable to subsidiaries of Illinois-chartered, FDIC insured banks.

EXECUTIVE OFFICERS OF THE COMPANY

    The names and ages of the executive officers of West Suburban, along with a brief description of the business experience of each such person, during the past five years, and certain other information is set forth below:

Name (Age) and Position and Offices with West Suburban (year first elected to office)	Principal Occupations and Employment for Past Five Years and Other Information
Kevin J. Acker (51) Chairman of the Board (1993) and Vice President (1986)	Senior Vice President, Marketing of the Bank since 1997; and Director and President of West Suburban Bank of Carol Stream/Stratford Square from 1982 through May 1997
Keith W. Acker (51) Chief Operations Officer (1996)	Director and President of the Bank since 1986; and Chairman of the Board of West Suburban Bank from 1986 through May 1997
Duane G. Debs (44) President (1997) and Chief Financial Officer (1993)
Senior Vice President since 1997 and Comptroller of the Bank since 1987; President of West Suburban Bank of Downers Grove/Lombard from 1996 through May 1997; Director of West Suburban Bank of Downers Grove/Lombard from 1993 through May 1997; and Vice President of the Bank 1987 through May 1997
Michael P. Brosnahan (51) Vice President (1997)	Senior Vice President, Lending of the Bank since 1989; and Director of West Suburban Bank of Aurora from 1990 through May 1997

STATISTICAL DATA

    The statistical data required by Securities and Exchange Act of 1934, as amended (the "1934 Act"), Industry Guide 3, "Statistical Disclosure By Bank Holding Companies," has been incorporated by reference from the Company's 2000 Annual Report to Shareholders (attached as Exhibit 13 hereto) or is set forth below. This data should be read in conjunction with the Company's 2000 Consolidated Financial Statements and related notes, and the discussion included in Management's Discussion and Analysis of Financial Condition and Results of Operations as set forth in the Company's 2000 Annual Report to Shareholders.

Securities

    The following table sets forth by category the amortized cost of securities at December 31 (dollars in thousands):

	2000	1999	1998
Available for sale
Corporate	$97,390	$130,538	$144,301
U.S. government agencies and corporations	26,806	26,809	46,327
U.S. Treasury	—	500	505
States and political subdivisions	908	1,048	1,188
Preferred stock and other equity securities	8,390	8,173	12,626

Total securities available for sale	133,494	167,068	204,947
Held to maturity
U.S. government agencies and corporations	135,490	141,798	136,467
States and political subdivisions	28,490	32,577	35,212

Total securities held to maturity	163,980	174,375	171,679

Total securities	$297,474	$341,443	$376,626

    The following table sets forth, by contractual maturity, the amortized cost and weighted average yield of securities available for sale at December 31, 2000 (dollars in thousands). Yields on tax-exempt securities represent actual coupon yields, net of premium amortization and discount accretion:

	Corporate		U.S. Government Agencies and Corporations		States and Political Subdivisions
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Within 1 year	$54,132	6.82%	$6,030	5.27%	$503	4.96%
After 1 year but within 5 years	36,536	7.17	20,715	5.15	405	5.45
After 5 years but within 10 years	5,723	6.62	—	—	—	—
After 10 years	999	5.63	61	—	—	—

Total	$97,390	6.93%	$26,806	5.17%	$908	5.18%

    The following table sets forth, by contractual maturity, the amortized cost and weighted average yield of securities held to maturity at December 31, 2000 (dollars in thousands). Yields on tax-exempt securities represent actual coupon yields, net of premium amortization and discount accretion:

	U.S. Government Agencies and Corporations		States and Political Subdivisions
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Within 1 year	$46,686	5.36%	$4,769	4.70%
After 1 year but within 5 years	74,100	5.59	8,734	5.02
After 5 years but within 10 years	8,288	6.44	13,177	5.80
After 10 years	6,416	7.52	1,810	7.41

Total	$135,490	5.66%	$28,490	5.48%

    No securities holdings of a single issuer exceed 10% of the shareholders' equity of the Company at December 31, 2000. Approximately $45.7 million of securities are callable in 2001. Most of these callable securities were issued by U.S. government agencies.

    The Company holds two debt securities issued by FINOVA Group Inc. These securities are classified as available for sale. As of December 31, 2000, these two securities had an amortized cost basis of $2,033 and $1,974, a carrying value of $1,862 and $1,320, and maturity of February 2001 and February 2002, respectively. At the time the securities were acquired, each was rated investment grade. However, during May 2000, the securities were downgraded below investment grade. Due to the uncertainties of the future collection of all the principal and interest due, management placed the securities on the Company's watch list. Management will continue to monitor these securities to determine whether other than temporary impairment has occurred. FINOVA Group Inc. filed for bankruptcy protection on March 7, 2001. No final resolution has been issued by the bankruptcy court.

Loan Portfolio

    The following table sets forth the major loan categories at December 31 (dollars in thousands):

	2000	1999	1998	1997	1996
Commercial(1)	$276,519	$212,505	$225,774	$233,343	$232,210
Consumer(1)(2)	9,101	10,451	16,468	21,015	37,511
Indirect automobile	100,847	81,782	31,625	—	—
Real estate
Residential(3)	180,089	169,035	174,328	190,116	299,664
Commercial(3)	183,899	160,522	127,655	102,559	—
Home equity(2)	133,609	126,496	111,446	127,587	124,805
Construction	129,316	79,526	69,640	72,415	73,432
Held for sale	160	338	4,465	4,491	1,043
VISA—credit card	12,037	12,960	14,210	16,235	17,951
Other	1,962	2,850	6,748	4,549	7,229

Total	1,027,539	856,465	782,359	772,310	793,845
Allowance for loan losses	(11,399)	(10,759)	(9,998)	(9,772)	(9,603)

Loans, net	$1,016,140	$845,706	$772,361	$762,538	$784,242

(1)
In early 1998, installment loans ($20 million) for commercial loan customers were reclassified for the years 1998 and 1997 to commercial loans. Balances prior to 1997 were not reclassified.
(2)
In 1999, consumer loans ($10 million) to home equity loan customers were reclassified for 1999 from consumer loans to real estate-home equity. Balances prior to 1999 were not reclassified.
(3)
The balance of commercial real estate loans for 1996 is included in residential real estate loans.

    The following table sets forth the maturity and interest rate sensitivity of selected loan categories at December 31, 2000 (dollars in thousands):

	Remaining Maturity
	One year or less	One to five years	Over five years	Total
Real estate-construction	$127,124	$2,192	$—	$129,316
Other loans	413,538	368,408	116,277	898,223

Total	$540,662	$370,600	$116,277	$1,027,539

Variable rate	$519,959	$162,449	$2,736	$685,144
Fixed rate	20,703	208,151	113,541	342,395

Total	$540,662	$370,600	$116,277	$1,027,539

Nonperforming Loans

    The following table sets forth the aggregate amount of nonperforming loans and selected ratios at December 31 (dollars in thousands):

	2000	1999	1998	1997	1996
Loans past due over 90 days still on accrual	$491	$1,184	$3,621	$4,829	$3,813
Nonaccrual loans	1,064	3,544	14,979	3,042	2,283

Total nonperforming loans	1,555	4,728	18,600	7,871	6,096
Other real estate	1,940	3,488	1,742	2,450	2,757

Total nonperforming assets	$3,495	$8,216	$20,342	$10,321	$8,853

Ratio of nonperforming loans to total loans	0.2%	0.6%	2.4%	1.0%	0.8%
Ratio of nonperforming assets to total assets	0.2%	0.6%	1.6%	0.8%	0.7%

    The Company's policy is to discontinue accruing interest on a loan when it becomes 90 days past due or when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of principal or interest is doubtful. In some circumstances a loan that is more than 90 days past due can remain on accrual status if it can be established that payment will be received within another 90 days or if it is fully secured and in process of collection. When a loan has been placed on nonaccrual, interest earned but not collected is charged back to interest income. When payments are received on nonaccrual loans they are first applied to principal, then to interest income and finally to expenses incurred for collection. Interest income on nonaccrual loans was immaterial for the years presented above. As of the date of their Form 10-K, management does not believe that there are potential problem loans that are not included in the disclosure above.

    The impaired loans as of December 31 are summarized as follows (dollars in thousands):

	2000	1999	1998
Year-end loans with no allocated allowance for loan losses	$961	$3,269	$14,476
Year-end loans with allocated allowance for loan losses	114	484	4,404

Total	$1,075	$3,753	$18,880

Amount of the allowance for loan losses allocated to impaired loans at year-end	$87	$338	$1,708
Average of impaired loans during the year	2,749	7,244	21,855
Interest income recognized during impairment	41	49	836

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

    Management monitors identified problem loans by the use of a "watch list" of nonaccrual, delinquent and other nonperforming loans. The "watch list" also serves as the basis for computations of specific loan loss allocations for pools of loans estimated by management in the periodic analysis of the adequacy of the allowance for loan losses. This analysis of the adequacy of the allowance for loan losses also includes allocations of the allowance that are primarily based upon historical loan loss experience, the changing nature and volume of the loan portfolio, and prevailing economic conditions. The aggregate required allowance for loan losses for the entire loan portfolio is maintained through provisions charged to earnings.

    The following table sets forth the activity in the allowance for loan losses for the years ended and at December 31 (dollars in thousands):

	2000	1999	1998	1997	1996
Allowance for loan losses at beginning of period	$10,759	$9,998	$9,772	$9,603	$8,900
Loan charged-offs
Commercial	1,132	2,109	1,868	956	402
Consumer	50	9	77	213	87
Indirect automobile	101	51	—	—	—
Real estate
Residential	7	88	237	58	4
Home equity	—	—	37	31	—
Construction	—	23	—	—	82
VISA—credit card	208	304	483	452	495
Other	4	2	30	22	27

Total loan charged-offs	1,502	2,586	2,732	1,732	1,097
Loan recoveries
Commercial	520	138	124	48	55
Consumer	14	13	58	65	31
Indirect automobile	6	10	—	—	—
Real estate
Residential	8	1	91	6	6
Home equity	—	—	—	—	1
Construction	—	—	—	—	57
VISA—credit card	94	97	114	153	142
Other	—	4	8	6	3

Total loan recoveries	642	263	395	278	295

Net loans charged-off	860	2,323	2,337	1,454	802
Provision for loan losses	1,500	3,084	2,563	1,623	1,505

Allowance for loan losses at end of period	$11,399	$10,759	$9,998	$9,772	$9,603

Allowance for loan losses to total loans	1.11%	1.26%	1.28%	1.27%	1.21%

Net chargeoffs to average total loans	0.09%	0.29%	0.31%	0.19%	0.10%

    The amount of the additions to the allowance for loan losses charged to expense for the periods indicated were based on a variety of factors, including actual loans charged-off during the respective year, historical loss experience, changes in the nature and volume of the loan portfolio, specific loss allocations for individual loans and an evaluation of current economic conditions.

    The allocation shown in the table below, encompassing the major segments of the loan portfolio, represents only an estimate for each category of loans based on historical loss experience and management's judgement of amounts deemed reasonable to provide for probable losses within each category. The allocation of estimated losses for commercial loans includes specific amounts for individual problem loans.

    Estimated losses for categories of homogeneous loan types are generally made on an aggregate basis (dollars in thousands).

	2000		1999		1998		1997		1996
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Commercial	$4,339	26.9%	$3,729	24.8%	$4,025	28.9%	$2,552	30.2%	$2,830	29.2%
Consumer(1)	79	1.1	96	1.6	170	3.0	331	3.3	392	5.6
Indirect automobile	491	9.8	409	9.5	152	4.0	—	—	—	—
Real Estate
Residential(2)	900	17.5	845	19.7	872	22.9	951	25.2	1,895	37.9
Commercial	1,808	17.9	1,581	18.8	1,269	16.3	1,042	13.3	—	—
Home equity	668	13.0	632	14.8	557	14.2	638	16.5	312	15.7
Construction	2,586	12.6	1,590	9.3	1,393	8.9	1,448	9.4	1,469	9.3
VISA—credit card	324	1.2	327	1.5	333	1.8	440	2.1	493	2.3
Unallocated	204	—	1,550	—	1,227	—	2,370	—	2,212	—

Total	$11,399	100.0%	$10,759	100.0%	$9,998	100.0%	$9,772	100.0%	$9,603	100.0%

(1)
Consumer loans include consumer and other loans.
(2)
Residential real estate loans include real estate—held for sale. For 1996 residential real estate loans also include commercial real estate loans.

Deposits

    The following table sets forth by category average daily deposits and rates for the years ended December 31 (dollars in thousands):

	2000		1999		1998
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand and other noninterest-bearing deposits	$130,420	—%	$118,387	—%	$107,984	—%
NOW	217,982	1.3	206,896	1.1	221,167	1.9
Money market checking	137,260	5.2	112,239	4.3	29,049	4.5
Savings	284,240	3.4	316,304	2.6	330,251	3.3
Time deposits
Less than $100,000	341,035	5.8	315,564	5.3	360,184	5.7
$100,000 and over	106,736	6.1	90,798	5.4	83,872	5.7

Total	$1,217,673	3.8%	$1,160,188	3.2%	$1,132,507	3.7%

    The following table sets forth by maturity time deposits $100,000 and over at December 31 (dollars in thousands):

2000
Within 3 months	$42,479
After 3 months but within 12 months	49,768
After 1 year but within 5 years	24,442

Total	$116,689

Return on Equity and Assets and Other Financial Ratios

    The following table sets forth selected financial ratios at and for the years ended December 31:

	2000	1999	1998
Return on average total assets	1.53%	1.52%	1.26%
Return on average shareholders' equity(1)	14.96	14.36	11.77
Cash dividends declared to net income	81.34	80.91	90.90
Average sharholders' equity to average total assets(1)	10.22	10.61	10.73

(1)
Shareholders' equity includes common stock in ESOP subject to contingent repurchase obligation.

ITEM 2. PROPERTIES

    West Suburban and the Bank occupy a total of approximately 247,600 square feet in 38 locations. West Suburban's principal offices are located in approximately 32,500 square feet of office space at 711 South Meyers Road, Lombard, Illinois. As indicated below, the Bank also operates its principal office located at 711 South Meyers Road, Lombard, Illinois as a branch. Travel with West Suburban is included in 711 South Meyers Road and West Suburban Insurance services is included in 17W754 22nd Street.

    The following table sets forth certain information concerning the branches of the Bank:

Location of Branches	Approximate Square Feet	Status
711 South Meyers Road Lombard, Illinois	32,500	Owned
701 South Meyers Road Lomard, Illinois	5,200	Owned
717 South Meyers Road Lombard, Illinois	7,100	Owned
100 South Main Street Lombard, Illinois	700	Owned
Mr. Z's (ATM only) 401 South Main Street Lombard, Illinois	100	Leased
707 North Main Street Lombard, Illinois	4,100	Owned
40 East St. Charles Road Villa Park, Illinois	2,700	Owned
17W754 22nd Street Oakbrook Terrace, Illinois	6,100	Owned

Lexington Square 400 West Butterfield Road Elmhurst, Illinois	100	Leased
2020 Feldott Lane Naperville, Illinois	4,500	Owned
879 East Geneva Road Carol Stream, Illinois	3,600	Leased
6400 South Cass Avenue Westmont, Illinois	3,100	Leased
221 South West Street Wheaton, Illinois	800	Owned
1104 West Boughton Road Bolingbrook, Illinois	4,500	Owned
295 West Loop Road Wheaton, Illinois	4,500	Owned
2800 South Finley Road Downers Grove, Illinois	10,700	Owned
3S041 Route 59 Warrenville, Illinois	3,700	Owned
5330 South Main Street Dowers Grove, Illinois	10,500	Owned
Beacon Hill 2400 South Finley Road Lombard, Illinois	100	Leased
Lexington Square 555 Foxworth Boulevard Lombard, Illinois	100	Leased
1122 South Main Street Lombard, Illinois	6,400	Owned
8001 South Cass Avenue Darien, Illinois	17,800	Owned
672 East Boughton Road Bolingbrook, Illinois	7,100	Owned
1005 75th Street Darien, Illinois	1,000	Owned
505 North Weber Road Romeoville, Illinois	4,400	Owned
355 West Army Trail Road Bloomingdale, Illinois	10,700	Owned
401 North Gary Avenue Carol Stream, Illinois	6,400	Owned
1380 Army Trail Road Carol Stream, Illinois	2,300	Leased
1657 Bloomingdale Road Glendale Heights, Illinois	4,100	Owned
1061 West Stearns Road Bartlett, Illinois	3,400	Owned
315 South Randall Road St. Charles, Illinois	1,400	Owned

3000 East Main Street St. Charles, Illinois	4,200	Owned
101 North Lake Street Aurora, Illinois	19,000	Owned
2000 West Galena Boulevard Aurora, Illinois	48,000	Owned
1830 Douglas Road Montgomery, Illinois	2,500	Owned
335 North Eola Road Aurora, Illinois	4,200	Owned

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

    West Suburban hereby incorporates by reference the information called for by Item 5 of this Form 10-K from the section entitled "Common Stock, Book Value and Dividends" on page 3 of West Suburban's Annual Report to Shareholders for the fiscal year ended December 31, 2000 (attached as Exhibit 13 hereto).

    West Suburban's Common Stock is not traded on any national or regional exchange. While there is no established trading market for West Suburban's Common Stock, West Suburban is aware that from time to time limited or infrequent quotations are made with respect to West Suburban's Common Stock and that there occurs limited trading in West Suburban's Common Stock resulting from private transactions not involving brokers or dealers. Transactions in West Suburban's Common Stock have been infrequent. As of February 10, 2001, West Suburban had 432,495 shares of Common Stock outstanding held by 977 shareholders of record. Management is aware of 31 transactions during 2000 involving the sale, in the aggregate, of 3,511 shares of Common Stock. The average sale price in such transactions was $477.85 per share.

ITEM 6. SELECTED FINANCIAL DATA

    West Suburban hereby incorporates by reference the information called for by Item 6 of this Form 10-K from the section entitled "Selected Financial Data" on page 24 of West Suburban's Annual Report to Shareholders for the fiscal year ended December 31, 2000 (attached as Exhibit 13 hereto).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    West Suburban hereby incorporates by reference the information called for by Item 7 of this Form 10-K from the section entitled "Management's Discussion and Analysis of Financial Condition

and Results of Operations" on pages 26 through 33 of West Suburban's Annual Report to Shareholders for the fiscal year ended December 31, 2000 (attached as Exhibit 13 hereto).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    West Suburban hereby incorporates by reference the information called for by Item 7A of this Form 10-K from the Interest Rate Sensitivity section included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 31 through 33 of West Suburban's Annual Report to Shareholders for the fiscal year ended December 31, 2000 (attached as Exhibit 13 hereto).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    West Suburban hereby incorporates by reference the information called for by Item 8 of this Form 10-K from the Consolidated Financial Statements on pages 6 through 23 of West Suburban's Annual Report to Shareholders for the fiscal year ended December 31, 2000 (attached as Exhibit 13 hereto).

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    West Suburban hereby incorporates by reference the information called for by Item 10 of this Form 10-K regarding directors of West Suburban from the section entitled "Election of Directors" of West Suburban's 2001 Proxy Statement.

    Section 16(a) of the 1934 Act requires that the Company's executive officers and directors and persons who own more than 10% of the Company's Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the exchange on which West Suburban's shares of Common Stock are traded. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies and forms furnished to the Company and, if appropriate, representations made to the Company by any such reporting person concerning whether a Form 5 was required to be filed for the 2000 fiscal year, the Company is not aware that any of its directors and executive officers or 10% shareholders failed to comply with the filing requirements of Section 16(a) during 2000.

ITEM 11. EXECUTIVE COMPENSATION

    West Suburban hereby incorporates by reference the information called for by Item 11 of this Form 10-K from the section entitled "Executive Compensation" of West Suburban's 2001 Proxy Statement; provided, however, Report of the Board of Directors on Executive Compensation is specifically not incorporated into this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    West Suburban hereby incorporates by reference the information called for by Item 12 of this Form 10-K from the section entitled "Security Ownership of Certain Beneficial Owners" of West Suburban's 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    West Suburban hereby incorporates by reference the information called for by Item 13 of this Form 10-K from the section entitled "Transactions with Directors, Officers and Associates" of West Suburban's 2001 Proxy Statement.

Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item (a) 1 and 2. Financial Statements

WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

    The following audited Consolidated Financial Statements of West Suburban and its subsidiaries and related notes and report of independent auditors are incorporated by reference from West Suburban's Annual Report to Shareholders for the fiscal year ended December 31, 2000 (attached as Exhibit 13 hereto).

    The following Condensed Financial Information-Parent Only is incorporated by reference from Note 15 to West Suburban's audited Consolidated Financial Statements as set forth in West Suburban's Annual Report to Shareholders for the fiscal year ended December 31, 2000 (attached as Exhibit 13).

Annual Report Page No.
Condensed Balance Sheets—December 31, 2000 and 1999	21
Condensed Statements of Income—Years Ended December 31, 2000, 1999 and 1998	22
Condensed Statements of Cash Flows—Years Ended December 31, 2000, 1999 and 1998	22

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

Date: March 28, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of March, 2001.

SIGNATURE		TITLE

/s/ KEVIN J. ACKER Kevin J. Acker	3/28/2001 Date	Chairman of the Board and Director
/s/ DUANE G. DEBS Duane G. Debs	3/28/2001 Date	President, Chief Financial Officer and Director
/s/ DAVID S. BELL David S. Bell	3/28/2001 Date	Director
/s/ PEGGY P. LOCICERO Peggy P. LoCicero	3/28/2001 Date	Director
/s/ CHARLES P. HOWARD Charles P. Howard	3/28/2001 Date	Director

The foregoing includes all of the Board of Directors of West Suburban.

INDEX TO EXHIBITS

Exhibit Number	Description	Sequential Page No.
3.1	Articles of Incorporation — Incorporated by reference from Exhibits 3.1 of Form S-1 of West Suburban dated November 10, 1988, under Registration No. 33-25225	N/A
3.2	Form of Certificate of Amendment to Article of Incorporation — Incorporated by reference from Exhibit 3.2 of Form S-1 of West Suburban dated November 10, 1988, under Registration No. 33-25525	N/A
3.3	Certificate of Amendment to Articles of Incorporation dated May 10, 1990 — Incorporated by reference from Exhibit 3.3 of the Form 10-K of West Suburban dated March 28, 1991, Commission file No. 0-17609	N/A
3.4	Certificate of Amendment to Articles of Incorporation dated June 8, 1998 — Incorporated by reference from Exhibit 3.4 of the Form 10-K of West Suburban dated March 29, 1999, Commission file No. 0-17609	N/A
3.5	By-laws — Incorporated by reference from Exhibit 3.3 of Form S-1 of West Suburban dated November 10, 1988, Registration No. 33-25225	N/A
4.1	Specimen of Common Stock certificate — Incorporated by reference from Exhibit 4.1 of the Form 10-K of West Suburban dated March 29, 1999, Commission file No. 0-17609	N/A
4.2	Articles of Incorporation of West Suburban (see Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 above)	N/A
4.3	By-laws of West Suburban (see Exhibit 3.5 above)	N/A
10.1	Employment Agreement dated May 1, 1997 between West Suburban and Mr. Kevin J. Acker — Incorporated by reference from Exhibit 10.2 of Form 10-Q of West Suburban dated August 14, 1997, Commission File No. 0-17609	N/A
10.2	Employment Agreement dated May 1, 1997 between West Suburban and Mr. Keith W. Acker — Incorporated by reference from Exhibit 10.2 of Form 10-Q of West Suburban dated August 14, 1997, Commission File No. 0-17609	N/A
10.3	Employment Agreement dated May 1, 1997 between West Suburban and Mr. Duane G. Debs — Incorporated by reference from Exhibit 10.2 of Form 10-Q of West Suburban dated August 14, 1997, Commission File No. 0-17609	N/A
10.4	Employment Agreement dated May 1, 1997 between West Suburban and Mr. Michael P. Brosnahan — Incorporated by reference from Exhibit 10.2 of Form 10-Q of West Suburban dated August 14, 1997, Commission File No. 0-17609	N/A
10.5	Form of Amended Deferred Compensation Agreement between West Suburban and Messrs. Kevin J. Acker, Keith W. Acker, Duane G. Debs and Michael P. Brosnahan — Incorporated by reference from Exhibit 10.5 of Form 10-Q of West Suburban dated August 14, 1997, Commission File No. 0-17609	N/A
10.6	Employment Agreement dated December 24, 1998 between West Suburban and Mr. James Chippas — Incorporated by reference from Exhibit 10.6 of Form 10-K of West Suburban dated March 29, 1999, Commission File No. 0-17609	N/A
10.7	Form of Amendment to Employment Agreement dated January 21, 1999 between West Suburban and Messrs. Kevin J. Acker, Keith W. Acker, Duane G. Debs and Michael P. Brosnahan — Incorporated by reference from Exhibit 10.7 of Form 10-K of West Suburban dated March 29, 1999, Commission File No. 0-17609	N/A
13	Annual Report to Shareholders of West Suburban for fiscal year ended December 31, 2000	24
21	Subsidiaries of Registrant	67
99	Independent Auditors' Report of Deloitte & Touche LLP dated January 29, 1999	68

QuickLinks

PART I
PART II
PART III
Part IV
WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
FORM 10-K SIGNATURE PAGE
INDEX TO EXHIBITS