Form 10-Q
period 2001-03-31
WEST SUBURBAN BANCORP INC
filed 2001-05-14
CIK 805080

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

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

    15,000,000 shares of Common Stock, no par value, were authorized and 432,495 shares of Common Stock were issued and outstanding as of May 1, 2001.

WEST SUBURBAN BANCORP, INC.

Form 10-Q Quarterly Report

    This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. West Suburban Bancorp, Inc. (together with West Suburban Bank, the "Company") intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, as amended, and is including this statement for purposes of indicating such intent. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of West Suburban Bancorp, Inc. ("West Suburban") and West Suburban Bank (the "Bank") include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Bank's loan or securities portfolios, demand for loan products, deposit flows, heightened competition, including increased competition from insurance and securities firms, demand for financial services in the Company's market area, our implementation of new technologies, our ability to develop and maintain secure and reliable electronic systems and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

PART I

ITEM 1.  FINANCIAL STATEMENTS

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(UNAUDITED)

	March 31, 2001	December 31, 2000
Assets
Cash and due from banks	$48,372	$55,087
Federal funds sold	57,216	6,180
Commercial paper	8,954	—

Total cash and cash equivalents	114,542	61,267
Securities
Available for sale (amortized cost of $124,144 in 2001; $133,494 in 2000)	123,658	130,237
Held to maturity (fair value of $109,729 in 2001; $163,389 in 2000)	109,229	163,980

Total securities	232,887	294,217
Loans, less allowance for loan losses of $11,713 in 2001; $11,399 in 2000	1,048,231	1,016,140
Premises and equipment, net	39,653	39,896
Other real estate	2,115	1,940
Accrued interest and other assets	18,485	18,498

Total assets	$1,455,913	$1,431,958

Liabilities and shareholders' equity
Deposits
Noninterest-bearing	$133,148	$136,494
Interest-bearing	1,157,476	1,133,460

Total deposits	1,290,624	1,269,954
Accrued interest and other liabilities	21,381	22,236

Total liabilities	1,312,005	1,292,190
Common stock in ESOP subject to contingent repurchase obligation	37,703	37,644
Shareholders' equity
Common stock, no par value; 15,000,000 shares authorized; 432,495 shares issued and outstanding	3,457	3,457
Surplus	38,066	38,066
Retained earnings	102,679	100,208
Accumulated other comprehensive loss	(294)	(1,963)
Amount reclassified on ESOP shares	(37,703)	(37,644)

Total shareholders' equity	106,205	102,124

Total liabilities and shareholders' equity	$1,455,913	$1,431,958

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(Dollars in thousands, except per share data)
(UNAUDITED)

	2001	2000
Interest income
Loans, including fees	$22,381	$18,041
Securities
Taxable	3,702	4,693
Exempt from federal income tax	331	379
Federal funds sold	294	295
Commercial paper	32	167

Total interest income	26,740	23,575
Interest expense
Deposits	11,795	10,060
Other	61	48

Total interest expense	11,856	10,108

Net interest income	14,884	13,467
Provision for loan losses	375	375

Net interest income after provision for loan losses	14,509	13,092

Noninterest income
Service fees on deposit accounts	873	845
Net gain on sales of loans held for sale	43	10
Loan servicing fees	48	58
Net gain on sales of other real estate	—	28
Write-down of carrying value of securities available for sale	(383)	—
Other	1,663	1,217

Total noninterest income	2,244	2,158
Noninterest expense
Salaries and employee benefits	4,731	4,477
Occupancy	1,015	869
Furniture and equipment	1,120	1,123
Other real estate	18	19
Other	1,620	1,858

Total noninterest expense	8,504	8,346

Income before income tax expense	8,249	6,904
Income tax expense	2,534	1,890

Net income	$5,715	$5,014

Earnings per share (432,495 shares outstanding)	$13.21	$11.59

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(Dollars in thousands)
(UNAUDITED)

	Common Stock and Surplus	Retained Earnings	Amount Reclassified on ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Common Stock in ESOP Subject to Contingent Repurchase Obligation
Balance, January 1, 2000	$41,523	$96,288	$(34,096)	$(2,178)	$101,537	$34,096
Comprehensive income
Net income	—	5,014	—	—	5,014	—
Change in accumulated other comprehensive income (loss)	—	—	—	(322)	(322)	—

Total comprehensive income	—	—	—	—	4,692	—
Cash dividends declared—$7.00 per share	—	(3,028)	—	—	(3,028)	—
Reclassification due to change in fair value of stock subject to contingent repurchase obligation	—	—	(310)	—	(310)	310

Balance, March 31, 2000	$41,523	$98,274	$(34,406)	$(2,500)	$102,891	$34,406

	Common Stock and Surplus	Retained Earnings	Amount Reclassified on ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Common Stock in ESOP Subject to Contingent Repurchase Obligation
Balance, January 1, 2001	$41,523	$100,208	$(37,644)	$(1,963)	$102,124	$37,644
Comprehensive income
Net income	—	5,715	—	—	5,715	—
Change in accumulated other comprehensive income (loss)	—	—	—	1,669	1,669	—

Total comprehensive income	—	—	—	—	7,384	—
Cash dividends declared—$7.50 per share	—	(3,244)	—	—	(3,244)	—
Reclassification due to change in fair value of stock subject to contingent repurchase obligation	—	—	(59)	—	(59)	59

Balance, March 31, 2001	$41,523	$102,679	$(37,703)	$(294)	$106,205	$37,703

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(Dollars in thousands)
(UNAUDITED)

	2001	2000
Cash flows from operating activities
Net income	$5,715	$5,014
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	937	1,014
Provision for loan losses	375	375
Deferred income tax benefit	(143)	(154)
Net premium amortization and discount accretion of securities	(36)	43
Write-down of carrying value of securities available for sale	383	—
Federal Home Loan Bank stock dividends	(83)	(68)
Net gain on sales of loans held for sale	(43)	(10)
Proceeds from sales of loans held for sale	4,163	348
Origination of loans held for sale	(2,713)	(338)
Net gain on sales of premises and equipment	(1)	(26)
Net gain on sales of other real estate	—	(28)
Increase in accrued interest and other assets	(941)	(1,930)
Increase in accrued interest and other liabilities	3,470	509

Net cash provided by operating activities	11,083	4,749
Cash flows from investing activities
Securities available for sale
Proceeds from maturities and calls	16,225	14,760
Purchases	(7,207)	(8,890)
Securities held to maturity
Proceeds from maturities and calls	56,813	670
Purchases	(2,000)	—
Net increase in loans	(34,047)	(47,222)
Purchases of premises and equipment	(694)	(2,629)
Proceeds from sales of premises and equipment	1	30
Proceeds from sales of other real estate	—	188

Net cash provided by (used in) investing activities	29,091	(43,093)
Cash flows from financing activities
Net increase (decrease) in deposits	20,670	(62,830)
Dividends paid	(7,569)	(7,352)

Net cash provided by (used in) financing activities	13,101	(70,182)

Net increase (decrease) in cash and cash equivalents	53,275	(108,526)
Beginning cash and cash equivalents	61,267	167,082

Ending cash and cash equivalents	$114,542	$58,556

Supplemental disclosures of cash flow information
Cash paid for
Interest	$12,615	$11,268
Income taxes	—	8
Other real estate acquired through loan foreclosure	174	—

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(Dollars in thousands)
(UNAUDITED)

	Three Months Ended March 31,
	2001	2000
Net income	$5,715	$5,014
Other comprehensive income:
Unrealized holding gains (losses) on available for sale securities	2,771	(533)
Tax effect	(1,102)	211

Other comprehensive income (loss)	1,669	(322)

Total comprehensive income	$7,384	$4,692

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

    The condensed consolidated financial statements include the accounts of West Suburban Bancorp, Inc. ("West Suburban") and West Suburban Bank (the "Bank" and collectively with West Suburban, the "Company"). Significant intercompany accounts and transactions have been eliminated. The unaudited interim consolidated financial statements are prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual financial statements have been omitted. The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the latest Annual Report on Form 10-K filed by the Company. The condensed consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. Certain amounts reported in prior periods have been reclassified to conform to the 2001 presentation.

NOTE 2—SECURITIES

    During the first three months of 2001, the Company's unrealized loss on securities available for sale, net of taxes, decreased $1.7 million to a $.3 million loss at March 31, 2001 from a $2.0 million loss at December 31, 2000, net of taxes.

    The Company holds two debt securities issued by FINOVA Group Inc. that are classified as available for sale. As of March 31, 2001, both securities had an amortized cost basis of $1.8 million and a carrying value of $1.8 million, and maturity dates of February 2001 and February 2002. At the time the securities were acquired, each was rated investment grade. However, during May 2000, the securities were downgraded below investment grade. In late February, the issuer defaulted on its obligation to retire the security that matured in February 2001 and filed for bankruptcy protection. The Company wrote down the securities to a new cost basis equal to the approximate estimated fair value of the securities as of March 31, 2001. The write-down of these securities resulted in a $.4 million pre-tax charge to earnings in the quarter ended March 31, 2001. Due to the uncertainties concerning the future collection of all the principal and interest due, management placed the securities on the Company's watch list. Management will continue to monitor these securities to determine whether additional other than temporary impairment has occurred.

NOTE 3—FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK—(dollars in thousands)

    The contractual amounts of letters of credit and unused lines of credit are as follows:

	March 31, 2001	December 31, 2000
Home equity lines	$174,978	$164,701
Commercial credit lines	170,577	243,555
Letters of credit	18,926	21,563
Visa credit card lines	57,667	56,128

Total	$422,148	$485,947

    The Company also had $20.7 million and $9.3 million of commitments to originate residential mortgage loans as of March 31, 2001 and December 31, 2000, respectively.

NOTE 4—NEW ACCOUNTING STANDARDS

    Beginning January 1, 2001, a new accounting standard requires all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and the hedged item, even if the fair value of the hedged item is not otherwise recorded. The Company has not been involved in any futures contracts, forward commitments, interest rate swaps or option contracts. Accordingly, the adoption of this standard on January 1, 2001 did not have any effect on the Company's financial statements.

NOTE 5—COMMON STOCK IN ESOP SUBJECT TO CONTINGENT REPURCHASE OBLIGATION

    At March 31, 2001 and December 31, 2000, the ESOP held 75,406 and 75,289 shares of Company common stock, respectively, substantially all of which were allocated to the accounts maintained for participants. Participants who elect to receive their benefit payments in the form of the Company common stock may require the Company to purchase the common stock distributed at fair value during two 60-day periods, the first of which begins on the distribution date. The second purchase period begins on the first anniversary of the distribution date. This contingent repurchase obligation is reflected in the Company's financial statements as "Common Stock in ESOP Subject to Contingent Repurchase Obligation" and reduces shareholders' equity by an amount that represents the independently appraised fair value of all the Company common stock held by the ESOP, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares. At March 31, 2001 and December 31, 2000, this contingent repurchase obligation reduced shareholders' equity by $37.7 million and $37.6 million, respectively. The Company believes that the ESOP will continue to have a sufficient amount of cash to distribute benefit payments to former employees and that the exercise of the right of former employees to require the Company to purchase distributed Company common stock is unlikely.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

CONDENSED BALANCE SHEET ANALYSIS

    Asset Distribution.  Total consolidated assets at March 31, 2001 increased $23.9 million (1.7%) to $1,455.9 million from $1,432.0 million at December 31, 2000. Total cash and cash equivalents increased $53.2 million to $114.5 million at March 31, 2001 from $61.3 million at December 31, 2000. The increase in federal funds sold was the largest component of this increase. This increase resulted from the use of maturing securities and increases in deposits being used to invest in federal funds sold and to fund the growth in the loan portfolio.

    Aggregate holdings in securities decreased $61.3 million to $232.9 million at March 31, 2001 from $294.2 million at December 31, 2000. This decrease was primarily the result of maturities and calls of securities. The Company's objectives in managing the securities portfolio include maximizing yield over an entire interest rate cycle while providing liquidity.

    Total loans increased $32.4 million to $1,059.9 million at March 31, 2001 from $1,027.5 million at December 31, 2000. This increase was primarily the result of growth in the commercial loan portfolio of $28.8 million. The commercial loan portfolio consists of commercial, real estate construction and commercial real estate loans. In addition to a continuing favorable economic and demographic environment in the Company's market area, growth in the commercial loan portfolio was the result of the seasonal increase in construction loans and favorable interest rates. The Company believes the new commercial loans were underwritten in a manner consistent with the Company's past loan underwriting standards and do not represent increased credit risk to the Company. Furthermore, the Company believes prospects for future loan portfolio growth will remain strong as interest rates continue to decrease.

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

    The provision for loan losses was level for the three months ended March 31, 2001 compared to March 31, 2000. The Company's provision reflects management's evaluation of the loan portfolio within the context of the factors outlined above.

    The allowance for loan losses increased $.3 million for the three-month period ended March 31, 2001. The Company increased the allowance for loan losses as a result of the factors outlined above including the 3.2% increase in total loans outstanding in 2001 and a general concern relating to a possible downturn in the national economy. The ratio of the allowance for loan losses to total loans outstanding was 1.11% at both March 31, 2001 and December 31, 2000.

    Nonperforming loans increased $1.4 million (96.1%) to $3.0 million at March 31, 2001 from $1.6 million at December 31, 2000. This increase was primarily the result of two commercial accounts becoming 90 days past due. The allowance for loan losses was 384% and 733% of nonperforming loans at March 31, 2001 and December 31, 2000, respectively.

    The following table presents an analysis of the Company's nonperforming loans and other real estate as of the dates indicated (dollars in thousands):

	March 31, 2001	December 31, 2000
Nonaccrual loans	$752	$1,064
Accruing loans 90 days past due	2,297	491

Total nonperforming loans	$3,049	$1,555

Nonperforming loans as a percent of total loans	.3%	.2%
Other real estate	$2,115	$1,940

    The following table presents an analysis of the Company's provision for loan losses for the periods stated (dollars in thousands):

	2001	2000
	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Provision-quarter	$375	$375	$375	$375	$375
Provision-year to date	375	1,500	1,125	750	375
Net chargeoffs (recoveries)-quarter	61	513	297	(21)	71
Net chargeoffs-year to date	61	860	347	50	71
Allowance at period end	11,713	11,399	11,537	11,459	11,063
Allowance to period end total loans	1.11%	1.11%	1.18%	1.20%	1.22%

    Liability Distribution.  Total liabilities increased $19.8 million (1.5%) to $1,312.0 million at March 31, 2001 from $1,292.2 million at December 31, 2000. The increase in total liabilities was primarily the result of an increase in interest-bearing deposits. Increases in money market checking of $35.3 million and savings of $9.6 million were partially offset by decreases in time deposits of $24.6 million. Management believes the continued growth in money market checking deposits is a result of customers taking advantage of this product which pays a higher interest rate than the Company's other savings products. The decrease in time deposits was primarily the result of maturities of time deposits that were not reinvested in time deposits due to lower interest rates being offered on these instruments as interest rates continue to decrease.

    Balances in the Company's major categories of deposits are summarized in the following table (dollars in thousands):

	March 31, 2001	December 31, 2000	Dollar Change	Percent Change
Demand and other noninterest-bearing deposits	$133,148	$136,494	$(3,346)	(2.5)%
NOW	240,563	236,889	3,674	1.6
Money market checking	186,470	151,151	35,319	23.4
Savings	287,174	277,565	9,609	3.5
Time deposits
Less than $100,000	337,128	351,166	(14,038)	(4.0)
$100,000 and greater	106,141	116,689	(10,548)	(9.0)

Total	$1,290,624	$1,269,954	$20,670	1.6%

    The Company plans to open new branches in South Elgin and Oswego, Illinois in the near future, in order to attract new deposits and enhance its bank branch network. During 2001, average balances in interest-bearing deposits and noninterest-bearing deposits increased $76.6 million and $3.0 million compared to March 31, 2000, respectively.

CAPITAL RESOURCES

    Total shareholders' equity increased $4.1 million (4.0%) to $106.2 million at March 31, 2001 from $102.1 million at December 31, 2000. The change in shareholders' equity resulted from $5.7 million of net income for the first three months of 2001, reduced by dividends declared of $3.2 million and an increase in the fair value of securities available for sale of $1.7 million, net of taxes. Additionally, shareholders' equity was reduced by a $.1 million increase in the appraised fair value of common stock in ESOP subject to contingent repurchase obligation.

    The Company's capital ratios as well as those of the Bank as of March 31, 2001 are presented below. All capital ratios are in excess of the regulatory capital requirements which call for a minimum total risk-based capital ratio of 8% for the Company and the Bank, a minimum Tier 1 risk-based capital ratio of 4% for the Company and the Bank and a minimum leverage ratio (3% for the most highly rated banks and bank holding companies that do not expect significant growth; all other institutions are required to maintain a minimum leverage capital ratio of 4% to 5% depending on their particular circumstances and risk and growth profiles) for the Company and the Bank. Bank holding companies and their subsidiaries are generally expected to operate at or above the minimum capital requirements. The ratios shown below are in excess of regulatory minimums and should allow the Company and the Bank to operate without significant capital adequacy concerns.

    The following table sets forth the regulatory capital ratios of the Company and the Bank at March 31, 2001:

	Tier 1 Risk-Based Capital	Total Risk-Based Capital	Leverage Capital
West Suburban Bancorp, Inc.	11.92%	12.89%	10.16%
West Suburban Bank	9.57%	10.49%	8.69%

    Management has been advised that as of March 31, 2001 and December 31, 2000, the Bank was categorized as a "well-capitalized" institution. The Company's capital ratios were also well in excess of the required levels as of March 31, 2001 and December 31, 2000. In accordance with applicable federal regulations, the appraised fair value of Company common stock owned by the ESOP is included in Tier 1 capital.

LIQUIDITY

    Effective liquidity management ensures there is sufficient cash flow to satisfy demand for credit, deposit withdrawals and to take advantage of earnings enhancement opportunities. A large, stable core deposit base and strong capital position are the solid foundation for the Company's liquidity position. Liquidity is enhanced by a securities portfolio structured to provide liquidity as needed. Additionally, the Company maintains lines of credit to purchase federal funds in the amount of $75 million from other financial institutions as well as an additional line of credit of approximately $84 million at the Federal Home Loan Bank of Chicago. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity and maturity schedules of earning assets and liabilities.

    Generally, the Company uses cash and cash equivalents to meet its liquidity needs. These assets include federal funds sold and commercial paper. Securities available for sale are another source of liquidity. As of March 31, 2001 and December 31, 2000, liquid assets represented 16.4% and 13.4% of total assets, respectively.

    During 2001, the Company's cash and cash equivalents increased $53.3 million. Net cash flows were $11.1 million from operating activities, $29.1 million from investing activities and $13.1 million from financing activities. Cash flows from operating activities have exceeded accrual basis net income for the past several years. Management expects operations to be a continuing source of cash flows.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

    Net Income.  The Company's net income of $5.7 million for the first quarter represented an increase of $.7 million (14.0%) from the first quarter 2000 net income of $5.0 million. The increase in net income was primarily the result of an increase in net interest income of $1.4 million for the quarter ended March 31, 2001 when compared to the same period in 2000. This increase to net income was partially offset by an increase in total noninterest expense of $.2 million and income tax expense of $.6 million.

    Net interest income is the primary source of income for the Company. Net interest income is the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. Net interest income is affected by changes in the volume and yield on earning assets and the volume and rates paid on interest-bearing liabilities. Interest-earning assets consist of federal funds sold, commercial paper, securities and loans. Interest-bearing liabilities primarily consist of deposits. The net interest margin is the percentage of tax equivalent net interest income to average earning assets. The Company's net interest margin for the first quarter increased to 4.62% in 2001 compared to 4.50% in 2000.

    Interest Income.  Total interest income, on a tax equivalent basis increased $3.1 million (13.2%) to $26.9 million for the quarter ended March 31, 2001 compared to $23.8 million for the first quarter of 2000. These increases primarily related to the loan portfolio. Average loans for the period increased 18.9% and the average yield on the loan portfolio increased 37 basis points. The loan volume increases were partially offset by reductions in the average balances of securities which were used to invest in federal funds sold and to fund loan growth. The yield on average interest-earning assets increased 43 basis points to 8.25% for the first quarter of 2001. This increase was primarily the result of growth in the Company's major loan portfolio components.

    Interest Expense.  Total interest expense increased $1.8 million (17.3%) to $11.9 million for the first quarter of 2001 from $10.1 million for the first quarter of 2000. Interest on deposits, which accounted for substantially all of this increase, increased due to deposit growth and higher rates paid on time deposits. The cost of interest-bearing deposits increased 36 basis points to 4.25% for the first quarter of 2001 from 3.89% for the first quarter of 2000. Average interest-bearing liabilities for the period increased 7.4% to $1,130.6 million for the quarter ended March 31, 2001 from $1,053.0 million for the quarter ended March 31, 2000.

    The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities on a tax equivalent basis for the three-month period ended March 31, 2001, as compared to the same period in 2000 (dollars in thousands):

	Change due to
			Total Change
	Volume	Rate
Interest Income
Federal funds sold	$50	$(51)	$(1)
Commercial paper	(99)	(36)	(135)
Securities	(1,099)	34	(1,065)
Loans	3,556	777	4,333

Total interest income	2,408	724	3,132
Interest Expense
Interest-bearing deposits	885	863	1,748

Net interest income	$1,523	$(139)	$1,384

    The following table presents an analysis of the Company's year to date average interest-earning assets, interest-bearing liabilities and noninterest-bearing deposits, for the quarters ended as of the dates indicated (dollars in thousands):

	2001	2000
	March 31	December 31	September 30	June 30	March 31
Securities	$267,276	$328,034	$330,937	$334,132	$337,034
Total loans	1,032,697	940,039	919,171	896,967	868,758
Interest-earning assets	1,324,821	1,288,009	1,271,729	1,257,431	1,233,827
Noninterest-bearing deposits	126,036	130,420	128,994	126,752	123,073
Interest-bearing deposits	1,126,621	1,087,253	1,078,506	1,069,055	1,050,032
Total deposits	1,252,657	1,217,673	1,207,500	1,195,807	1,173,105
Interest-bearing liabilities	1,130,594	1,090,382	1,081,675	1,072,094	1,052,986

    Provision for Loan Losses.  The Company's provision for loan losses remained level for the three months ended March 31, 2001 compared to the same period in 2000. See the section entitled "Allowance for Loan Losses and Asset Quality" for further details.

    Noninterest Income.  Total noninterest income increased $.1 million (4.0%) for the period ended March 31, 2001 compared to the period ended March 31, 2000. Other noninterest income increased $.4 million primarily the result of income received from a previously written off commercial loan. Additionally, the Company recorded higher fee income from increased use of check cards by bank customers. These increases to income were partially offset by a $.4 million write-down of the carrying value of securities classified as available for sale, as discussed in Note 2 to the March 31, 2001 financial statements.

    Noninterest Expense.  Total noninterest expense increased $.2 million (1.9%) in the quarter ended March 31, 2001 compared to the same period in 2000. This increase was primarily due to salary and employee benefits increasing $.3 million principally the result of the opening of the Charlestowne and Downtown Downers facilities after the first quarter of 2000. Occupancy expense increased $.1 million during this period. This increase was primarily the result of higher costs associated with winter heating, snow removal and real estate taxes. Other noninterest expense decreased $.2 million during this period. This decrease was primarily due to decreased other loss and telephone expense.

    Income Taxes.  Income tax expense increased $.6 million (34.1%) to $2.5 million for the quarter ended March 31, 2001 compared to $1.9 million for the quarter ended March 31, 2000. The increase was primarily the result of higher pre-tax income. Also, interest income exempt from federal income tax and income on U.S. Government securities exempt from Illinois income tax were both lower in the first quarter of 2001 than in the 2000 period. The effective tax rates for the periods ended March 31, 2001 and 2000 were 30.7% and 27.4%, respectively.

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

    Listed below are the balances in the major categories of the rate sensitive assets and liabilities that are subject to repricing as of March 31, 2001 (dollars in thousands):

	Three Months or Less	Over Three Months to Twelve Months	Over One Year to Five Years	Over Five Years	Total
Rate sensitive assets
Federal funds sold	$57,216	$—	$—	$—	$57,216
Commercial paper	8,954	—	—	—	8,954
Securities	45,074	47,220	107,600	32,993	232,887
Loans	471,730	95,386	378,345	114,483	1,059,944

Total	$582,974	$142,606	$485,945	$147,476	$1,359,001

Rate sensitive liabilities
NOW	$240,563	$—	$—	$—	$240,563
Money market checking	186,470	—	—	—	186,470
Savings	287,174	—	—	—	287,174
Time deposits
Less than $100,000	68,137	162,561	106,340	90	337,128
$100,000 and over	36,548	45,085	24,508	—	106,141

Total	$818,892	$207,646	$130,848	$90	$1,157,476

Interest sensitivity gap	$(235,918)	$(65,040)	$355,097	$147,386	$201,525
Cumulative interest sensitivity gap	(235,918)	(300,958)	54,139	201,525
Cumulative net interest-earning assets to cumulative net interest-bearing liabilities	71.2%	70.7%	104.7%	117.4%
Cumulative interest sensitivity gap to total assets	(16.2)%	(20.7)%	3.7%	13.8%

    Included in "Three Months or Less" rate sensitive liabilities are $287.2 million of savings deposits, $240.6 million of NOW deposits and $186.5 million of money market checking deposits that management considers more core deposit in nature than time deposits. Approximately $92.3 million of securities are callable in 2001 and are included in the above table based upon their contractual terms. Most of these callable securities were issued by U.S. government agencies.

    While the shorter term negative GAP position represents a potential adverse impact on the Company's net interest income position in periods of rising interest rates, the same position generally results in a favorable impact when interest rates remain constant or decline.

    The target GAP position, as defined by the Company's Asset and Liability Policy, is to maintain a ratio (as adjusted) of cumulative net interest-earning assets to cumulative net interest-bearing liabilities of at least 60% and not more than 120% for the twelve-month time frame.

    The previous table does not necessarily indicate the future impact of general interest rate movements on the Company's net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, assets and liabilities indicated as repricing within the same period may in fact reprice at different times and at different rate levels. Assets and liabilities are reported in the earliest time frame in which maturity or repricing may occur. The interest rate sensitivity position of the Company within the twelve-month time frame at

March 31, 2001 reflects cumulative net interest-earning assets compared to cumulative net interest-bearing liabilities of 70.7% and cumulative net interest-earning assets that reprice or mature within one year compared to similarly sensitive liabilities of negative 20.7% of total assets. The percentage indicated for the cumulative net interest-earning assets as a percentage of cumulative net interest-bearing liabilities is within the Company's target range of acceptable gap values for the twelve-month time frame.

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

    Listed below are the Company's projected changes in net interest income over a twelve-month horizon for the various rate shock levels as of the periods indicated (dollars in thousands):

March 31, 2001	Amount	Dollar Change	Percent Change
+200 basis points	$49,588	$(7,931)	(13.8)%
+100 basis points	53,616	(3,903)	(6.8)
Base	57,519
-100 basis points	61,169	3,650	6.3
-200 basis points	61,872	4,353	7.6
December 31, 2000	Amount	Dollar Change	Percent Change
+200 basis points	$50,004	$(8,531)	(14.6)%
+100 basis points	54,427	(4,108)	(7.0)
Base	58,535
-100 basis points	62,393	3,858	6.6
-200 basis points	64,001	5,466	9.3

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

WEST SUBURBAN BANCORP, INC. (Registrant)
Date: May 14, 2001	/s/ KEVIN J. ACKER KEVIN J. ACKER CHAIRMAN OF THE BOARD
/s/ DUANE G. DEBS DUANE G. DEBS PRESIDENT AND CHIEF FINANCIAL OFFICER

QuickLinks

Table of Contents
PART I
  ITEM 1. FINANCIAL STATEMENTS
WEST SUBURBAN BANCORP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in thousands) (UNAUDITED)
WEST SUBURBAN BANCORP, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (Dollars in thousands, except per share data) (UNAUDITED)
WEST SUBURBAN BANCORP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (Dollars in thousands) (UNAUDITED)
WEST SUBURBAN BANCORP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (Dollars in thousands) (UNAUDITED)
WEST SUBURBAN BANCORP, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (Dollars in thousands) (UNAUDITED)
WEST SUBURBAN BANCORP, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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