Form 10-Q
period 2001-06-30
WEST SUBURBAN BANCORP INC
filed 2001-08-09
CIK 805080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2001

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For transition period from __________ to __________

Commission File Number 0 –17609

WEST SUBURBAN BANCORP, INC.

(Exact name of Registrant as specified in its charter)

Illinois	36-3452469

(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

711 South Meyers Road, Lombard, Illinois

60148

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(630) 629-4200

             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐.

             Indicate the number of shares outstanding of each of the Issuer's class of common stock as of the latest practicable date.

15,000,000 shares of Common Stock, no par value, were authorized and 432,495 shares of Common Stock were issued and outstanding as of August 1, 2001.

WEST SUBURBAN BANCORP , INC.

Form 10-Q Quarterly Report

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. West Suburban Bancorp, Inc. (together with West Suburban Bank, the "Company") intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, as amended, and is including this statement for purposes of indicating such intent. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of West Suburban Bancorp, Inc. ("West Suburban") and West Suburban Bank (the "Bank") include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Bank’s loan or securities portfolios, demand for loan products, deposit flows, heightened competition, including increased competition from insurance and securities firms, demand for financial services in the Company’s market area, our implementation of new technologies, our ability to develop and maintain secure and reliable electronic systems and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

PART I

ITEM 1.            FINANCIAL STATEMENTS

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(UNAUDITED)

	June 30, 2001	December 31, 2000
Assets
Cash and due from banks	$57,313	$55,087
Federal funds sold	15,993	6,180

Total cash and cash equivalents	73,306	61,267
Securities
Available for sale (amortized cost of $165,988 in 2001; $133,494 in 2000)	165,783	130,237
Held to maturity (fair value of $91,088 in 2001; $163,389 in 2000)	90,909	163,980

Total securities	256,692	294,217
Loans, less allowance for loan losses of $12,017 in 2001;$11,399 in 2000	1,065,951	1,016,140
Premises and equipment, net	42,540	39,896
Other real estate	1,563	1,940
Accrued interest and other assets	19,242	18,498

Total assets	$1,459,294	$1,431,958

Liabilities and shareholders’ equity
Deposits
Noninterest-bearing	$144,748	$136,494
Interest-bearing	1,152,473	1,133,460

Total deposits	1,297,221	1,269,954
Accrued interest and other liabilities	16,103	22,236

Total liabilities	1,313,324	1,292,190

Common stock in ESOP subject to contingent repurchase obligation	39,302	37,644

Shareholders’ equity
Common stock, no par value; 15,000,000 shares authorized; 432,495 shares issued and outstanding	3,457	3,457
Surplus	38,066	38,066
Retained earnings	104,571	100,208
Accumulated other comprehensive loss	(124)	(1,963)
Amount reclassified on ESOP shares	(39,302)	(37,644)

Total shareholders’ equity	106,668	102,124

Total liabilities and shareholders’ equity	$1,459,294	$1,431,958

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(Dollars in thousands, except per share data)
(UNAUDITED)

	2001	2000

Interest income
Loans, including fees	$43,704	$37,919
Securities
Taxable	7,179	9,397
Exempt from federal income tax	670	744
Federal funds sold	512	660
Commercial paper	100	167

Total interest income	52,165	48,887

Interest expense
Deposits	22,622	21,187
Other	112	97

Total interest expense	22,734	21,284

Net interest income	29,431	27,603
Provision for loan losses	750	750

Net interest income after provision for loan losses	28,681	26,853

Noninterest income
Service fees on deposit accounts	1,828	1,718
Net gain on sales of loans held for sale	142	13
Loan servicing fees	92	114
Net gain (loss) on sales of securities available for sale	5	(7)
Net gain on sales of other real estate	11	51
Write-down of carrying value of securities available for sale	(1,012)	-
Other	3,351	2,241

Total noninterest income	4,417	4,130

Noninterest expense
Salaries and employee benefits	9,556	8,955
Occupancy	1,976	1,735
Furniture and equipment	2,285	2,282
Other real estate	90	58
Other	3,447	3,779

Total noninterest expense	17,354	16,809

Income before income tax expense	15,744	14,174
Income tax expense	4,894	4,114

Net income	$10,850	$10,060

Earnings per share (432,495 shares outstanding)	$25.09	$23.26

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
(Dollars in thousands, except per share data)
(UNAUDITED)

	2001	2000

Interest income
Loans, including fees	$21,323	$19,878
Securities
Taxable	3,477	4,704
Exempt from federal income tax	340	366
Federal funds sold	218	365
Commercial paper	68	-

Total interest income	25,426	25,313

Interest expense
Deposits	10,827	11,132
Other	52	48

Total interest expense	10,879	11,180

Net interest income	14,547	14,133
Provision for loan losses	375	375

Net interest income after provision for loan losses	14,172	13,758

Noninterest income
Service fees on deposit accounts	955	873
Net gain on sales of loans held for sale	99	3
Loan servicing fees	44	56
Net gain on sales of securities available for sale	5	-
Net gain on sales of other real estate	11	23
Write-down of carrying value of securites available for sale	(629)	-
Other	1,689	1,003

Total noninterest income	2,174	1,958

Noninterest expense
Salaries and employee benefits	4,824	4,478
Occupancy	961	866
Furniture and equipment	1,166	1,158
Other real estate	72	39
Other	1,828	1,916

Total noninterest expense	8,851	8,457

Income before income tax expense	7,495	7,259
Income tax expense	2,360	2,213

Net income	$5,135	$5,046

Earnings per share (432,495 shares outstanding)	$11.88	$11.67

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(Dollars in thousands, except per share data)
(UNAUDITED)

	Common Stock and Surplus	Retained Earnings	Amount Reclassified on ESOP Shares	Accumulated Other Compre- hensive Income (Loss)	Total Share- holders’ Equity	Common Stock in ESOP Subject to Contingent Repurchase Obligation

Balance, January 1, 2000	$41,523	$96,288	$(34,096)	$(2,178)	$101,537	$34,096

Comprehensive income
Net income	-	10,060	-	-	10,060	-
Change in accumulated other comprehensive income (loss)	-	-	-	(336)	(336)	-

Total comprehensive income	-	-	-	-	9,724	-
Cash dividends declared - $14.50 per share	-	(6,271)	-	-	(6,271)	-
Reclassification due to change in fair value of stock subject to contingent repurchase obligation	-	-	(1,297)	-	(1,297)	1,297

Balance, June 30, 2000	$41,523	$100,077	$(35,393)	$(2,514)	$103,693	$35,393

	Common Stock and Surplus	Retained Earnings	Amount Reclassified on ESOP Shares	Accumulated Other Compre- hensive Income (Loss)	Total Share- holders’ Equity	Common Stock in ESOP Subject to Contingent Repurchase Obligation

Balance, January 1, 2001	$41,523	$100,208	$(37,644)	$(1,963)	$102,124	$37,644

Comprehensive income
Net income	-	10,850	-	-	10,850	-
Change in accumulated other comprehensive income (loss)	-	-	-	1,839	1,839	-

Total comprehensive income	-	-	-	-	12,689	-
Cash dividends declared - $15.00 per share	-	(6,487)	-	-	(6,487)	-
Reclassification due to change in fair value of stock subject to contingent repurchase obligation	-	-	(1,658)	-	(1,658)	1,658

Balance, June 30, 2001	$41,523	$104,571	$(39,302)	$(124)	$106,668	$39,302

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(Dollars in thousands)
(UNAUDITED)

	2001	2000

Cash flows from operating activities
Net income	$10,850	$10,060
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,910	2,069
Provision for loan losses	750	750
Deferred income tax benefit	(271)	(357)
Net premium amortization and (discount accretion) of securities	47	(14)
Net realized (gains) losses on sales of securities available for sale	(5)	7
Write-down of carrying value of securities available for sale	1,012	-
Federal Home Loan Bank stock dividends	(156)	(68)
Net gain on sales of loans held for sale	(142)	(13)
Proceeds from sales of loans held for sale	17,214	351
Origination of loans held for sale	(19,127)	(338)
Net gain on sales of premises and equipment	(3)	(28)
Net gain on sales of other real estate	(11)	(51)
Increase in accrued interest and other assets	(1,686)	(1,577)
(Decrease) increase in accrued interest and other liabilities	(1,808)	1,422

Net cash provided by operating activities	8,574	12,213
Cash flows from investing activities
Securities available for sale
Proceeds from sales	2,910	-
Proceeds from maturities and calls	41,654	29,540
Purchases	(78,075)	(19,178)
Securities held to maturity
Proceeds from maturities and calls	123,399	1,619
Purchases	(50,209)	(201)
Net increase in loans	(48,833)	(99,761)
Purchases of premises and equipment	(4,554)	(3,666)
Proceeds from sales of premises and equipment	3	32
Proceeds from sales of other real estate	715	1,599

Net cash used in investing activities	(12,990)	(90,016)
Cash flows from financing activities
Net increase (decrease) in deposits	27,267	(30,663)
Dividends paid	(10,812)	(10,380)

Net cash provided by (used in) financing activities	16,455	(41,043)

Net increase (decrease) in cash and cash equivalents	12,039	(118,846)
Beginning cash and cash equivalents	61,267	167,082

Ending cash and cash equivalents	$73,306	$48,236

Supplemental disclosures
Cash paid for
Interest	$24,665	$21,121
Income taxes	4,749	3,365
Other real estate acquired through loan foreclosure	327	101

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000
(Dollars in thousands)
(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,

	2001	2000	2001	2000

Net income	$10,850	$10,060	$5,135	$5,046
Other comprehensive income:
Unrealized holding gains (losses) on available for sale securities	3,057	(559)	286	(26)
Less reclassification adjustments for (gains) and losses later recognized in income	(5)	7	(5)	-
Tax effect	(1,213)	216	(111)	12

Other comprehensive income (loss)	1,839	(336)	170	(14)

Total comprehensive income	$12,689	$9,724	$5,305	$5,032

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

NOTE 2 - SECURITIES

During the first six months of 2001, the Company’s unrealized loss on securities available for sale, net of taxes, decreased $1.9 million to a $.1 million loss at June 30, 2001 from a $2.0 million loss at December 31, 2000, net of taxes.

The Company holds debt securities issued by FINOVA Group, Inc. and Comdisco, Inc. that are classified as available for sale. As of June 30, 2001, the securities had an aggregate amortized cost basis of $7.5 million and an aggregate carrying value of $7.3 million. At the time the securities were acquired, each was rated investment grade. However, the securities were later downgraded below investment grade, and each of the obligor companies filed for bankruptcy protection during 2001.  The Company wrote down the securities to a new cost basis equal to the approximate estimated fair value of the securities.  The write-down of these securities resulted in a $.4 million pre-tax charge to earnings during the first quarter of 2001 and a $.6 million pre-tax charge to earnings during the second quarter of 2001. Due to the uncertainties concerning the future collection of all the principal and interest due, management placed the securities on the Company’s watch list. Management will continue to monitor these securities to determine whether additional other than temporary impairment has occurred.

NOTE 3 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK - (dollars in thousands)

	June 30, 2001	December 31, 2000

Home equity lines	$164,164	$164,701
Commercial credit lines	170,343	243,555
Letters of credit	17,633	21,563
Visa credit card lines	58,194	56,128

Total	$410,334	$485,947

The Company had $12.6 million and $9.3 million of commitments to originate residential mortgage loans as of June 30, 2001 and December 31, 2000, respectively.

NOTE 4 - NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations", which requires that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001.  Since this accounting standard applies to business combinations initiated after June 30, 2001, it will have no effect on the Company’s financial statements unless the Company enters into a business combination transaction.

In July 2001, the FASB also issued SFAS 142, "Goodwill and Other Intangible Assets", which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for most companies, will be January 1, 2002.  The Company is currently studying the requirements of this new accounting standard to determine the impact to the financial statements.

NOTE 5 – COMMON STOCK IN ESOP SUBJECT TO CONTINGENT REPURCHASE OBLIGATION

At June 30, 2001 and December 31, 2000, the ESOP held 75,581 and 75,289 shares of Company common stock, respectively, substantially all of which were allocated to the accounts maintained for participants. Participants who elect to receive their benefit payments in the form of the Company common stock may require the Company to purchase the common stock distributed at fair value during two 60-day periods, the first of which begins on the distribution date. The second purchase period begins on the first anniversary of the distribution date. This contingent repurchase obligation is reflected in the Company’s financial statements as "Common Stock in ESOP Subject to Contingent Repurchase Obligation" and reduces shareholders’ equity by an amount that represents the independently appraised fair value of all the Company common stock held by the ESOP, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares. At June 30, 2001 and December 31, 2000, this contingent repurchase obligation reduced shareholders’ equity by $39.3 million and $37.6 million, respectively. The Company believes that the ESOP will continue to have a sufficient amount of cash to distribute benefit payments to former employees. The Company also believes that the exercise of the right of former employees to require the Company to purchase distributed Company common stock is unlikely.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

CONDENSED CONSOLIDATED BALANCE SHEET ANALYSIS

Asset Distribution. Total consolidated assets at June 30, 2001 increased $27.3 million (1.9%) to $1,459.3 million from $1,432.0 million at December 31, 2000. The largest component of this increase was an increase in loans. This increase resulted from the use of proceeds from maturing and redeemed securities and increases in deposits to fund loan growth.

Aggregate holdings in securities decreased $37.5 million to $256.7 million at June 30, 2001 from $294.2 million at December 31, 2000. This decrease was primarily the result of maturities and early redemptions of securities. The Company’s objectives in managing the securities portfolio include maximizing yield over an entire interest rate cycle while providing liquidity. Holdings in the available for sale securities portfolio increased $35.5 million during the first six months of 2001. Increasing the available for sale securities portfolio has allowed the Company to remain liquid while also providing a higher yield on securities compared to federal funds sold.

Total loans increased $50.5 million to $1,078.0 million at June 30, 2001 from $1,027.5 million at December 31, 2000. This increase was primarily the result of growth in the commercial loan portfolio of $40.4 million. The commercial loan portfolio consists of commercial, real estate construction and commercial real estate loans. In addition to a continuing favorable economic and demographic environment in the Company’s market area, growth in the commercial loan portfolio was the result of the seasonal increase in construction loans and favorable interest rates. The Company believes the new commercial loans were underwritten in a manner consistent with the Company’s past loan underwriting standards and do not represent increased credit risk to the Company. Furthermore, the Company believes prospects for future loan portfolio growth will remain strong as interest rates continue to be favorable.

Allowance for Loan Losses and Asset Quality.  The Company’s provision for loan losses is based on management’s quarterly evaluations of the adequacy of the allowance for loan losses. In these evaluations, management considers numerous factors including, but not limited to, historical loan loss experience, the nature and volume of the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur.

The provision for loan losses was level for the six months ended June 30, 2001 compared to June 30, 2000. The Company’s provision reflects management’s evaluation of the loan portfolio within the context of the factors outlined above.

The allowance for loan losses increased $.6 million as of June 30, 2001, when compared to the allowance as of December 31, 2000. The Company increased the allowance for loan losses as a result of the factors outlined above including the 4.9% increase in total loans outstanding in 2001 and a general concern relating to a slowdown in the national economy. The ratio of the allowance for loan losses to total loans outstanding was 1.11% at both June 30, 2001 and December 31, 2000.

Nonperforming loans increased $2.5 million (165.0%) to $4.1 million at June 30, 2001 from $1.6 million at December 31, 2000. This increase was primarily the result of three commercial loans becoming 90 days past due. The allowance for loan losses was 292% and 733% of nonperforming loans at June 30, 2001 and December 31, 2000, respectively.

The following table presents an analysis of the Company’s nonperforming loans and other real estate as of the dates indicated (dollars in thousands):

	June 30, 2001	December 31, 2000

Nonaccrual loans	$968	$1,064
Accruing loans 90 days past due	3,152	491

Total nonperforming loans	$4,120	$1,555

Nonperforming loans as a percent of total loans	.4%	.2%
Other real estate	$1,563	$1,940

The following table presents an analysis of the Company’s provision for loan losses for the periods stated (dollars in thousands):

	2001		2000

	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr

Provision-quarter	$375	$375	$375	$375	$375
Provision-year to date	750	375	1,500	1,125	750
Net chargeoffs (recoveries)-quarter	71	61	513	297	(21)
Net chargeoffs-year to date	132	61	860	347	50
Allowance at period end	12,017	11,713	11,399	11,537	11,459
Allowance to period end total loans	1.11%	1.11%	1.11%	1.18%	1.20%

Liability Distribution. Total liabilities increased $21.1 million (1.6%) to $1,313.3 million at June 30, 2001 from $1,292.2 million at December 31, 2000. The increase in total liabilities was primarily the result of an increase in interest-bearing deposits. Increases in money market checking of $29.1 million and savings of $16.2 million were partially offset by decreases in time deposits of $30.5 million. Management believes the continued growth in money market checking deposits is a result of customers taking advantage of this product which pays a higher interest rate than the Company’s other savings products. The decrease in time deposits was primarily the result of maturities of time deposits that were not reinvested in time deposits due to lower interest rates being offered on these instruments as interest rates continued to decrease.

Balances in the Company’s major categories of deposits are summarized in the following table (dollars in thousands):

	June 30, 2001	December 31, 2000	Dollar Change	Percent Change

Demand and other noninterest-bearing deposits	$144,748	$136,494	$8,254	6.0%
NOW	241,219	236,889	4,330	1.8
Money market checking	180,209	151,151	29,058	19.2
Savings	293,738	277,565	16,173	5.8
Time deposits
Less than $100,000	327,868	351,166	(23,298)	(6.6)
$100,000 and greater	109,439	116,689	(7,250)	(6.2)

Total	$1,297,221	$1,269,954	$27,267	2.1%

The Company plans to open new branches in South Elgin and Oswego, Illinois in the near future, in order to attract new deposits and enhance our bank branch network. During 2001, average balances in interest-bearing deposits and noninterest-bearing deposits increased $69.4 million and $2.1 million, respectively,  compared to the six months ended June 30, 2000.

CAPITAL RESOURCES

Total shareholders’ equity increased $4.6 million (4.4%) to $106.7 million at June 30, 2001 from $102.1 million at December 31, 2000. The change in shareholders’ equity resulted from $10.9 million of net income for the first six months of 2001, reduced by dividends declared of $6.5 million and an increase in the fair value of securities available for sale of $1.9 million, net of taxes. Additionally, shareholders’ equity was reduced by a $1.7 million increase in the appraised fair value of common stock in ESOP subject to contingent repurchase obligation.

The Company’s capital ratios as well as those of the Bank as of June 30, 2001 are presented below. All capital ratios are in excess of the regulatory capital requirements which call for a minimum total risk-based capital ratio of 8% for the Company and the Bank, a minimum Tier 1 risk-based capital ratio of 4% for the Company and the Bank and a minimum leverage ratio (3% for the most highly rated banks and bank holding companies that do not expect significant growth; all other institutions are required to maintain a minimum leverage capital ratio of 4% to 5% depending on their particular circumstances and risk and growth profiles) for the Company and the Bank. Bank holding companies and their subsidiaries are generally expected to operate at or above the minimum capital requirements. The ratios shown below are in excess of regulatory minimums and should allow the Company and the Bank to operate without significant capital adequacy concerns.

The following table sets forth the regulatory capital ratios of the Company and the Bank at June 30, 2001:

	Tier 1 Risk-Based Capital	Total Risk-Based Capital	Leverage Capital

West Suburban Bancorp, Inc	10.3%	11.1%	10.0%
West Suburban Bank	9.4%	10.3%	8.6%

Management has been advised that as of June 30, 2001 and December 31, 2000, the Bank was categorized as a "well-capitalized" institution.  The Company’s capital ratios were also well in excess of the required levels as of June 30, 2001 and December 31, 2000.  In accordance with applicable federal regulations, the appraised fair value of Company common stock owned by the ESOP is included in Tier 1 capital.

LIQUIDITY

Effective liquidity management ensures there is sufficient cash flow to satisfy demand for credit, deposit withdrawals and to take advantage of earnings enhancement opportunities. A large, stable core deposit base and strong capital position are the solid foundation for the Company’s liquidity position. Liquidity is enhanced by a securities portfolio structured to provide liquidity as needed. Additionally, the Company maintains lines of credit to purchase federal funds in the amount of $75 million from other financial institutions as well as an additional line of credit of approximately $86 million at the Federal Home Loan Bank of Chicago. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity and maturity schedules of earning assets and liabilities.

Generally, the Company uses cash and cash equivalents to meet its liquidity needs. These assets include federal funds sold and commercial paper. Securities available for sale are another source of liquidity. As of June 30, 2001 and December 31, 2000, liquid assets represented 16.4% and 13.4% of total assets, respectively.

During 2001, the Company’s cash and cash equivalents increased $12.0 million. Net cash flows were $8.6 million from operating activities and $16.4 million from financing activities. Net cash outflows from investing activities were $13.0 million. The net cash outflows used in investing activities were primarily to fund loan growth. Cash flows from operating activities have exceeded accrual basis net income for the past several years. Management expects operations to be a continuing source of cash flows.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Net Income.  The Company’s net income of $10.9 million for the first six months of 2001 represented an increase of $.8 million (7.9%) from the first six months of 2000 net income of $10.1 million. The increase in net income was primarily the result of an increase in net interest income of $1.8 million for the six-month period ended June 30, 2001 when compared to the same period in 2000. This increase in net income was partially offset by increases in total noninterest expense of $.5 million and income tax expense of $.8 million.

Net interest income is the primary source of income for the Company. Net interest income is the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. Net interest income is affected by changes in the volume and yield on earning assets and the volume and rates paid on interest-bearing liabilities. Interest-earning assets consist of federal funds sold, commercial paper, securities and loans. Interest-bearing liabilities primarily consist of deposits. The net interest margin is the percentage of tax equivalent net interest income to average earning assets. The Company’s net interest margin for the first six months remained relatively stable at 4.48% in 2001 compared to 4.47% in 2000.

Interest Income.  Total interest income, on a tax equivalent basis increased $3.1 million (6.4%) to $52.4 million for the six months ended June 30, 2001 compared to $49.3 million for the first six months ended 2000. This increase is directly related to the volume growth in the loan portfolio. Average loans for the period increased 17.4% and the average yield on the loan portfolio decreased 16 basis points. This is primarily due to the declining yield on the commercial loan portfolio. The majority of the commercial loan portfolio is tied to a rate index. These rate indices have declined due to the reduction in interest rates during 2001. This reduction in interest rates is the primary reason for the decline in the yield on the commercial loan portfolio. The loan volume increases were partially offset by reductions in the average balances of securities which were used to fund loan growth. The yield on average interest-earning assets remained level for the six-month period ended June 30, 2001 compared to the same period in 2000.

Interest Expense.  Total interest expense increased $1.4 million (6.8%) to $22.7 million for the first six months of 2001 from $21.3 million for the first six months of 2000. Interest on deposits, which accounted for substantially all of this increase, increased due to deposit growth and higher rates paid on time deposits as a result of promotional efforts. The cost of interest-bearing deposits remained level for the six-month period ended June 30, 2001 compared to the period ended June 30, 2000. Average interest-bearing liabilities for the period increased 6.5% to $1,142.1 million for the six-month period ended June 30, 2001 from $1,072.1 million for the period ended June 30, 2000.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities on a tax equivalent basis for the six-month period ended June 30, 2001, as compared to the same period in 2000 (dollars in thousands):

	Change due to

	Volume	Rate	Total Change

Interest Income
Federal funds sold	$(25)	$(123)	$(148)
Commercial paper	(51)	(16)	(67)
Securities	(2,182)	(239)	(2,421)
Loans	6,471	(698)	5,773

Total interest income	4,213	(1,076)	3,137
Interest Expense
Interest-bearing liabilities	1,335	115	1,450

Net interest income	$2,878	$(1,191)	$1,687

The following table presents an analysis of the Company’s year to date average interest-earning assets, interest-bearing liabilities, and noninterest-bearing deposits, as of the date indicated (dollars in thousands):

	2001		2000

	June 30	March 31	December 31	September 30	June 30

Federal funds sold	$20,680	$22,560	$17,630	$18,540	$21,694
Commercial paper	3,068	2,288	2,306	3,080	4,638
Securities	263,371	267,276	328,034	330,937	334,132
Loans	1,052,703	1,032,697	940,039	919,171	896,967

Total interest-earning assets	1,339,822	1,324,821	1,288,009	1,271,728	1,257,431
Noninterest-bearing deposits	128,873	126,036	130,420	128,994	126,752
Interest-bearing deposits	1,138,481	1,126,621	1,087,253	1,078,506	1,069,055

Total deposits	1,267,354	1,252,657	1,217,673	1,207,500	1,195,807
Total interest-bearing liabilities	1,142,118	1,130,594	1,090,382	1,081,675	1,072,094

Provision for Loan Losses. The Company’s provision for loan losses remained level for the six months June 30, 2001 compared to the same period in 2000. See the section entitled "Allowance for Loan Losses and Asset Quality" for further details.

Noninterest Income. Total noninterest income increased $.3 million (6.9%) for the period ended June 30, 2001 compared to the same period in 2000.  Service fees on deposit accounts and gains on sales of loans held for sale each increased $.1 million. Other noninterest income increased $1.1 million primarily as a result of the recovery of $.7 million of legal fees and other collection costs incurred on a commercial loan charged-off in a previous year. Additionally, the Company recorded higher fee income from increased use of check cards by bank customers. The Company also experienced higher mortgage loan application fee income. These increases to income were partially offset by $1.0 million of write-downs of the carrying value of securities classified as available for sale, as discussed in Note 2 to the June 30, 2001 financial statements.

Noninterest Expense. Total noninterest expense increased $.5 million (3.2%) for the six months ended June 30, 2001 compared to the same period in 2000. This increase was primarily the result of an increase of $.6 million in salary and employee expenses due to increased health insurance costs, normal salary increases, and the increase in operating costs associated with the Charlestowne facility and the Downtown Downers facility. Occupancy expense increased $.2 million during this period. This increase was primarily the result of higher costs associated with depreciation, winter heating, snow removal and real estate taxes. Other noninterest expense decreased $.3 million due to decreased other loss and telephone expense.

Income Taxes. Income tax expense increased $.8 million (19.0%) to $4.9 million for the six months ended June 30, 2001 compared to $4.1 million for the six months ended June 30, 2000. The increase was principally the result of higher pre-tax income. Also, interest income exempt from federal income tax and income on U.S. Government securities exempt from Illinois income tax were both lower in the first six months of 2001 compared to the first six months of 2000. The effective tax rates for the six months ended June 30, 2001 and 2000 were 31.1% and 29.0%, respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

Net Income. The Company’s net income of $5.1 million for the second quarter 2001 represented an increase of $.1 million (1.8%) from the second quarter 2000 net income of $5.0 million. Net interest income and total noninterest income increased $.4 million and $.2 million, respectively, during this period. These increases were partially offset by an increase in total noninterest expense of $.4 million and income tax expense of $.1 million during this period.

Interest Income. Total interest income, on a tax equivalent basis, increased $.1 million for the three months ended June 30, 2001 compared to the same period in 2000. This increase was primarily due to increased average balances and yields on the real estate and indirect auto loan portfolios. The commercial loan portfolio balances increased but yields were depressed for the reasons discussed in the six-month review of operations. The yield on average interest-earning assets decreased 42 basis points to 7.58% at June 30, 2001 compared to 8.00% at June 30, 2000. Total interest income on the Company’s securities portfolio declined primarily due to lower average balances held within the portfolio.

Interest Expense. Total interest expense decreased $.3 million for the three months ended June 30, 2001 compared to the same period during 2000. The yield on average interest-bearing liabilities decreased 33 basis points to 3.78% at June 30, 2001 compared to 4.11% at June 30, 2000.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities on a tax equivalent basis for the three-month period ended June 30, 2001, as compared to the same period in 2000 (dollars in thousands):

	Change due to

	Volume	Rate	Total Change

Interest Income
Federal funds sold	$(67)	$(80)	$(147)
Commercial paper	68	-	68
Securities	(1,105)	(163)	(1,268)
Loans	2,954	(1,534)	1,420

Total interest income	1,850	(1,777)	73

Interest Expense
Interest-bearing deposits	447	(748)	(301)

Net interest income	$1,403	$(1,029)	$374

The following table presents an analysis of the Company’s quarterly average interest-earning assets, interest-bearing liabilities, and noninterest-bearing deposits, as of the date indicated (dollars in thousands):

	June 30, 2001	June 30, 2000

Federal funds sold	$18,822	$24,590
Commercial paper	3,839	-
Securities	259,509	331,230
Loans	1,074,315	925,591

Total interest-earning assets	1,356,485	1,281,411
Noninterest-bearing deposits	131,680	130,342
Interest-bearing deposits	1,150,174	1,088,164

Total deposits	1,281,854	1,218,506
Total interest-bearing liabilities	1,153,479	1,091,288

Provision for Loan Losses. The Company’s provision for loan losses remained level for the three months ended June 30, 2001 compared to the same period in 2000. See the section entitled "Allowance for Loan Losses and Asset Quality" for further details.

Noninterest Income. Total noninterest income increased $.2 million (11.0%) for the quarter ended June 30, 2001 compared to the period ended June 30, 2000. This increase was primarily the result of the recovery of $.4 million of legal fees and other collection costs incurred on a commercial loan charged-off in a previous year. Additionally, the Company recorded higher fee income from increased use of check cards by bank customers. These increases to income were partially offset by $.6 million of write-downs of the carrying value of securities classified as available for sale.

Noninterest Expense. Total noninterest expense increased $.4 million (4.7%) for the three months ended June 30, 2001 compared to the same period in 2000. This increase was primarily the result of an increase of $.3 million in salary and employee expense due to increased health insurance costs, normal salary increases and the increase in operating costs associated with the Downtown Downers facility. Occupancy expense increased $.1 million while other noninterest expense decreased $.1 million during this period.

Income Taxes. Income tax expense increased $.1 million (6.6%) for the three months ended June 30, 2001 compared to the same period in 2000. This increase was primarily the result of higher taxable income. The effective tax rates for the three months ended June 30, 2001 and 2000 were 31.5% and 30.5%, respectively.

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

Movements in general market interest rates are a key element in changes in the net interest margin. The Company’s policy is to manage its balance sheet so that fluctuations in net interest margin are minimized regardless of the level of interest rates, although the net interest margin does vary somewhat due to management’s response to increasing competition from other financial institutions.

Listed below are the balances in the major categories of the rate sensitive assets and liabilities that are subject to repricing as of June 30, 2001 (dollars in thousands):

	Three Months or Less	Over Three Months to Twelve Months	Over One Year to Five Years	Over Five Years	Total

Rate sensitive assets
Federal funds sold	$15,993	$-	$-	$-	$15,993
Securities	23,894	40,397	161,612	30,789	256,692
Total loans	395,623	164,492	404,259	113,594	1,077,968

Total	$435,510	$204,889	$565,871	$144,383	$1,350,653

Rate sensitive liabilities
NOW	$241,219	$-	$-	$-	$241,219
Money market checking	180,209	-	-	-	180,209
Savings	293,738	-	-	-	293,738
Time deposits
Less than $100,000	91,904	129,739	106,225	-	327,868
$100,000 and over	53,122	29,806	26,511	-	109,439

Total	$860,192	$159,545	$132,736	$-	$1,152,473

Interest sensitivity gap	$(424,682)	$45,344	$433,135	$144,383	$198,180
Cumulative interest sensitivity gap	(424,682)	(379,338)	53,797	198,180
Cumulative interest-earning assets to cumulative interest-bearing liabilities	50.6%	62.8%	104.7%	117.2%
Cumulative interest sensitivity gap to total assets	(29.1% )	(26.0% )	3.7%	13.6%

Included in "Three Months or Less" rate sensitive liabilities are $293.7 million of savings deposits, $241.2 million of NOW deposits and $180.2 million of money market checking deposits that management considers more core deposit in nature than time deposits. Approximately $78.2 million of securities are callable in 2001 and are included in the above table based upon their contractual terms. Most of these callable securities were issued by U.S. government agencies.

While the shorter term negative GAP position represents a potential adverse impact on the Company’s net interest income position in periods of rising interest rates, the same position generally results in a favorable impact when interest rates remain constant or decline.

The target GAP position, as defined by the Company’s Asset and Liability Policy, is to maintain a ratio (as adjusted) of cumulative interest-earning assets to cumulative interest-bearing liabilities of at least 60% and not more than 120% for the twelve-month time frame.

The previous table does not necessarily indicate the future impact of general interest rate movements on the Company’s net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, assets and liabilities indicated as repricing within the same period may in fact reprice at different times and at different rate levels. Assets and liabilities are reported in the earliest time frame in which maturity or repricing may occur. The interest rate sensitivity position of the Company within the twelve-month time frame at June 30, 2001 reflects cumulative interest-earning assets compared to cumulative interest-bearing liabilities of 62.8% and cumulative interest-earning assets that reprice or mature within one year compared to similarly sensitive liabilities of negative 26.0% of total assets. The percentage indicated for the cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities is within the Company’s target range of acceptable GAP values for the twelve-month time frame.

In addition to the previous GAP analysis, the Company also measures rate sensitivity through a net interest income analysis. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100 to 200 basis point increase or decrease in market interest rates. This analysis is subject to certain assumptions made by the Company including the following:

•	Balance sheet volume reflects the current balances and does not project future growth or changes. This establishes the base case from which all percentage changes are calculated.

•	The replacement rate for loan and deposit items that mature is the current rate offered by the Company as adjusted for the assumed rate increase or decrease. The replacement rate for securities is the current market rate as adjusted for the assumed rate increase or decrease.

•	The repricing rate for balance sheet data is determined by utilizing individual account statistics provided by the Company’s data processing systems.

•	The maturity and repricing dates for balance sheet data are determined by utilizing individual account statistics provided by the Company’s data processing systems.

Listed below are the Company’s projected changes in net interest income over a twelve-month horizon for the various rate shock levels as of the periods indicated (dollars in thousands):

June 30, 2001	Amount	Dollar Change	Percent Change

+200 basis points	$47,094	$(9,369)	(16.6%)
+100 basis points	51,841	(4,622)	(8.2)
Base	56,463
-100 basis points	60,808	4,345	7.7
-200 basis points	62,193	5,730	10.1

December 31, 2000	Amount	Dollar Change	Percent Change

+200 basis points	$50,004	$(8,531)	(14.6%)
+100 basis points	54,427	(4,108)	(7.0)
Base	58,535
-100 basis points	62,393	3,858	6.6
-200 basis points	64,001	5,466	9.3

                                                                                                 PART II

ITEM 1.            LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or the Bank are a party other than ordinary course, routine litigation incidental to their respective businesses.

ITEM 2.            CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A.	The Annual Meeting of Shareholders was held on May 9, 2001.

B.	The following individuals were elected to serve as directors of the Company for a term of one year at the Annual Meeting. The votes for and against such individuals are set forth below:

	FOR	AGAINST	ABSTAIN

1. Kevin J. Acker	364,005	1,345	1,363
2. David S. Bell	361,988	3,723	1,002
3. Duane G. Debs	366,139	31	543
4. Charles P. Howard	364,233	1,542	937
5. Peggy P. LoCicero	364,910	871	932

Broker-No Votes: 0

C.	Ratification of Crowe, Chizek and Company LLP as the Company’s independent auditors.

FOR	AGAINST	ABSTAIN

365,665	43	1,005

ITEM 5.            OTHER INFORMATION

None

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST SUBURBAN BANCORP, INC.
(Registrant)
Date: August 9, 2001
/s/ Kevin J. Acker

KEVIN J. ACKER
CHAIRMAN OF THE BOARD

/s/ Duane G. Debs

DUANE G. DEBS
PRESIDENT AND CHIEF FINANCIAL OFFICER