Form 10-Q
period 2001-09-30
WEST SUBURBAN BANCORP INC
filed 2001-11-13
CIK 805080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from __________ to __________

Commission File Number 0-17609

WEST SUBURBAN BANCORP, INC.
(Exact name of Registrant as specified in its charter)

Illinois	36-3452469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

711 South Meyers Road, Lombard, Illinois	60148
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code):	(630) 629-4200

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

15,000,000 shares of Common Stock, no par value, were authorized and 432,495 shares of Common Stock were issued and outstanding as of November 1, 2001.

WEST SUBURBAN BANCORP, INC.

Form 10-Q Quarterly Report

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. West Suburban Bancorp, Inc. (together with West Suburban Bank, the "Company") intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, as amended, and is including this statement for purposes of indicating such intent. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of West Suburban Bancorp, Inc. ("West Suburban") and West Suburban Bank (the "Bank") include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Bank's loan or securities portfolios, demand for loan products, deposit flows, heightened competition, including increased competition from insurance and securities firms, demand for financial services in the Company's market area, our implementation of new technologies, our ability to develop and maintain secure and reliable electronic systems and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not assume any obligation to update any forward-looking statement. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

PART I

ITEM 1.  FINANCIAL STATEMENTS

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(UNAUDITED)

	September 30, 2001	December 31, 2000
Assets
Cash and due from banks	$54,341	$55,087
Federal funds sold	13,594	6,180
Total cash and cash equivalents	67,935	61,267
Securities
Available for sale (amortized cost of $160,622 in 2001; $133,494 in 2000)	162,327	130,237
Held to maturity (fair value of $103,316 in 2001; $163,389 in 2000)	101,957	163,980
Total securities	264,284	294,217
Loans, less allowance for loan losses of $12,284 in 2001; $11,399 in 2000	1,058,929	1,016,140
Premises and equipment, net	43,141	39,896
Other real estate	1,410	1,940
Accrued interest and other assets	18,293	18,498
Total assets	$1,453,992	$1,431,958

Liabilities and shareholders' equity
Deposits
Noninterest-bearing	$139,208	$136,494
Interest-bearing	1,147,209	1,133,460
Total deposits	1,286,417	1,269,954
Accrued interest and other liabilities	17,164	22,236
Total liabilities	1,303,581	1,292,190

Common stock in ESOP subject to contingent repurchase obligation	40,208	37,644

Shareholders' equity
Common stock, no par value; 15,000,000 shares authorized; 432,495 shares issued and outstanding	3,457	3,457
Surplus	38,066	38,066
Retained earnings	107,859	100,208
Accumulated other comprehensive income (loss)	1,029	(1,963)
Amount reclassified on ESOP shares	(40,208)	(37,644)
Total shareholders' equity	110,203	102,124
Total liabilities and shareholders' equity	$1,453,992	$1,431,958

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

(Dollars in thousands, except per share data)

(UNAUDITED)

	2001	2000
Interest income
Loans, including fees	$64,304	$59,569
Securities
Taxable	10,617	13,942
Exempt from federal income tax	1,013	1,110
Federal funds sold	762	1,028
Total interest income	76,696	75,649

Interest expense
Deposits	32,342	33,294
Other	176	149
Total interest expense	32,518	33,443
Net interest income	44,178	42,206
Provision for loan losses	1,175	1,125
Net interest income after provision for loan losses	43,003	41,081

Noninterest income
Service fees on deposit accounts	2,782	2,649
Net gain on sales of loans held for sale	250	19
Loan servicing fees	132	168
Net securities gains (losses)	1,875	(7)
Net gain on sales of other real estate	11	54
Write-down of carrying value of securities available for sale	(1,012)	-
Other	4,757	3,459
Total noninterest income	8,795	6,342

Noninterest expense
Salaries and employee benefits	14,277	13,449
Occupancy	2,972	2,615
Furniture and equipment	3,327	3,180
Other real estate	118	130
Other	5,440	5,490
Total noninterest expense	26,134	24,864

Income before income tax expense	25,664	22,559
Income tax expense	8,281	6,778
Net income	$17,383	$15,781

Earnings per share (432,495 shares outstanding)	$40.19	$36.49

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

(Dollars in thousands, except per share data)

(UNAUDITED)

	2001	2000
Interest income
Loans, including fees	$20,600	$21,650
Securities
Taxable	3,438	4,545
Exempt from federal income tax	343	366
Federal funds sold	150	201
Total interest income	24,531	26,762

Interest expense
Deposits	9,720	12,107
Other	64	52
Total interest expense	9,784	12,159
Net interest income	14,747	14,603
Provision for loan losses	425	375
Net interest income after provision for loan losses	14,322	14,228

Noninterest income
Service fees on deposit accounts	954	931
Net gain on sales of loans held for sale	108	6
Loan servicing fees	40	54
Net securities gains	1,870	-
Net gain on sales of other real estate	-	3
Other	1,406	1,218
Total noninterest income	4,378	2,212

Noninterest expense
Salaries and employee benefits	4,721	4,494
Occupancy	996	880
Furniture and equipment	1,042	898
Other real estate	28	72
Other	1,993	1,711
Total noninterest expense	8,780	8,055

Income before income tax expense	9,920	8,385
Income tax expense	3,387	2,664
Net income	$6,533	$5,721

Earnings per share (432,495 shares outstanding)	$15.10	$13.23

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

(Dollars in thousands, except per share data)

(UNAUDITED)

	Common Stock and Surplus	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Amount Reclassified on ESOP Shares	Total Share- holders' Equity	Common Stock in ESOP Subject to Contingent Repurchase Obligation
Balance, January 1, 2000	$41,523	$96,288	$(2,178)	$(34,096)	$101,537	$34,096

Comprehensive income
Net income	-	15,781	-	-	15,781	-
Change in accumulated other comprehensive income	-	-	228	-	228	-
Total comprehensive income	-	-	-	-	16,009	-
Cash dividends declared - $22.00 per share	-	(9,515)	-	-	(9,515)	-
Reclassification due to change in fair value of stock subject to contingent repurchase obligation	-	-	-	(3,410)	(3,410)	3,410
Balance, September 30, 2000	$41,523	$102,554	$(1,950)	$(37,506)	$104,621	$37,506

	Common Stock and Surplus	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Amount Reclassified on ESOP Shares	Total Share- holders' Equity	Common Stock in ESOP Subject to Contingent Repurchase Obligation
Balance, January 1, 2001	$41,523	$100,208	$(1,963)	$(37,644)	$102,124	$37,644

Comprehensive income
Net income	-	17,383	-	-	17,383	-
Change in accumulated other comprehensive income	-	-	2,992	-	2,992	-
Total comprehensive income	-	-	-	-	20,375	-
Cash dividends declared - $22.50 per share	-	(9,732)	-	-	(9,732)	-
Reclassification due to change in fair value of stock subject to contingent repurchase obligation	-	-	-	(2,564)	(2,564)	2,564
Balance, September 30, 2001	$41,523	$107,859	$1,029	$(40,208)	$110,203	$40,208

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

(Dollars in thousands)

(UNAUDITED)

	2001	2000
Cash flows from operating activities
Net income	$17,383	$15,781
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,784	2,864
Provision for loan losses	1,175	1,125
Deferred income tax benefit	(386)	(274)
Net premium amortization and (discount accretion) of securities	242	(36)
Net securities (gains) losses	(1,875)	7
Write-down of carrying value of securities available for sale	1,012	-
Federal Home Loan Bank stock dividends	(226)	(140)
Net gain on sales of loans held for sale	(250)	(19)
Proceeds from sales of loans held for sale	26,301	357
Origination of loans held for sale	(27,016)	(338)
Net gain on sales of premises and equipment	(7)	(29)
Net gain on sales of other real estate	(11)	(54)
Increase in accrued interest and other assets	(1,380)	(865)
(Decrease) increase in accrued interest and other liabilities	(747)	2,371
Net cash provided by operating activities	16,999	20,750
Cash flows from investing activities
Securities available for sale
Proceeds from sales	8,656	-
Proceeds from maturities and calls	72,553	34,819
Purchases	(107,705)	(19,178)
Securities held to maturity
Proceeds from maturities and calls	172,738	1,747
Purchases	(110,500)	(501)
Net increase in loans	(43,326)	(123,279)
Purchases of premises and equipment	(6,029)	(6,137)
Proceeds from sales of premises and equipment	7	33
Proceeds from sales of other real estate	868	1,602
Net cash used in investing activities	(12,738)	(110,894)
Cash flows from financing activities
Net increase in deposits	16,463	370
Dividends paid	(14,056)	(13,624)
Net cash provided by (used in) financing activities	2,407	(13,254)
Net increase (decrease) in cash and cash equivalents	6,668	(103,398)
Beginning cash and cash equivalents	61,267	167,082
Ending cash and cash equivalents	$67,935	$63,684
Supplemental disclosures
Cash paid for
Interest	$36,139	$31,121
Income taxes	8,212	6,748
Other real estate acquired through loan foreclosure	327	101

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

(Dollars in thousands)

(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2001	2000	2001	2000
Net income	$17,383	$15,781	$6,533	$5,721
Other comprehensive income
Unrealized holding gains on available for sale securities	6,837	373	3,780	939
Less reclassification adjustments for (gains) and losses later recognized in income	(1,875)	7	(1,870)	-
Tax effect	(1,970)	(152)	(757)	(375)
Other comprehensive income	2,992	228	1,153	564
Total comprehensive income	$20,375	$16,009	$7,686	$6,285

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

NOTE 2 - SECURITIES

During 2001, the Company wrote down its investments in debt securities issued by Comdisco, Inc. and FINOVA Group, Inc. after it made a determination that the value of the debt securities had become impaired. These impairment losses totaled $1.0 million in 2001. The Company's holdings in the FINOVA Group, Inc. were reduced by $2.8 million as a result of a principal payment received in the third quarter of 2001. The carrying value of the FINOVA Group, Inc. and Comdisco, Inc. securities totaled $4.6 million at September 30, 2001. Net securities gains in the third quarter of 2001 include $.3 million of recoveries on securities written off in 1998 and a gain of $.1 million resulting from the FINOVA Group, Inc. principal payment and debt restructuring.

The Company made a nominal equity investment in an ATM network many years ago. The carrying value of this investment was nominal. In 2001, the ATM network merged with another organization. As a result of the merger, the Company surrendered its stock in the ATM network and received $1.4 million in cash. Since the Company had only a nominal basis in the ATM network stock, a gain of $1.4 million was realized.

NOTE 3 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK - (dollars in thousands)

	September 30, 2001	December 31, 2000
Home equity lines	$173,216	$164,701
Commercial credit lines	202,614	243,555
Letters of credit	16,276	21,563
Visa credit card lines	58,885	56,128
Total	$450,991	$485,947

The Company had $13.3 million and $9.3 million of commitments to originate residential mortgage loans as of September 30, 2001 and December 31, 2000, respectively.

NOTE 4 - NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations", which requires that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001.  SFAS 141 will have no effect on the Company's financial statements unless the Company enters into a business combination transaction.

In July 2001, the FASB also issued SFAS 142, "Goodwill and Other Intangible Assets", which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment and written down if impaired. Additional disclosures about intangible assets and goodwill may be required. An initial impairment test is required during the first six months of 2002.  The Company expects net income to increase by approximately $.2 million annually during future years because goodwill amortization will no longer be amortized to earnings. The Company had approximately $.8 million in unamortized goodwill at September 30, 2001.

NOTE 5 - COMMON STOCK IN ESOP SUBJECT TO CONTINGENT REPURCHASE OBLIGATION

At September 30, 2001 and December 31, 2000, the ESOP held 75,721 and 75,289 shares of Company common stock, respectively, substantially all of which were allocated to the accounts maintained for participants. Participants who elect to receive their benefit payments in the form of the Company common stock may require the Company to purchase the common stock distributed at fair value during two 60-day periods, the first of which begins on the distribution date. The second purchase period begins on the first anniversary of the distribution date. This contingent repurchase obligation is reflected in the Company's financial statements as "Common Stock in ESOP Subject to Contingent Repurchase Obligation" and reduces shareholders' equity by an amount that represents the independently appraised fair value of all the Company common stock held by the ESOP, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares. At September 30, 2001 and December 31, 2000, this contingent repurchase obligation reduced shareholders' equity by $40.2 million and $37.6 million, respectively. The Company believes that the ESOP will continue to have a sufficient amount of cash to distribute benefit payments to former employees. The Company also believes that the exercise of the right of former employees to require the Company to purchase distributed Company common stock is unlikely.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

CONDENSED CONSOLIDATED BALANCE SHEET ANALYSIS

Asset Distribution. Total consolidated assets at September 30, 2001 increased $22.0 million (1.5%) to $1,454.0 million from $1,432.0 million at December 31, 2000. The largest component of this increase was an increase in loans. This increase in loans was funded primarily with the proceeds from maturing and called securities as well as increases in deposits.

Aggregate holdings in securities decreased $29.9 million (10.2%) to $264.3 million at September 30, 2001 from $294.2 million at December 31, 2000. This decrease was primarily the result of maturities and calls of securities. The Company's objectives in managing the securities portfolio include maximizing yield over an entire interest rate cycle while providing liquidity. Holdings in the available for sale securities portfolio increased $32.1 million during the first nine months of 2001. Increasing the available for sale securities portfolio has allowed the Company to remain liquid while also enjoying a higher yield on securities compared to federal funds sold.

Total loans increased $43.7 (4.3%) million to $1,071.2 million at September 30, 2001 from $1,027.5 million at December 31, 2000. This increase was primarily the result of growth in the commercial loan portfolio of $36.0 million. The commercial loan portfolio consists of commercial, real estate construction and commercial real estate loans. In addition to a continuing favorable rate environment and demographic environment in the Company's market area, growth in the commercial loan portfolio was the result of the seasonal increase in construction loans and favorable interest rates. The Company believes the new commercial loans were underwritten in a manner consistent with the Company's past loan underwriting standards and do not represent increased credit risk to the Company. The Company has experienced a leveling off of loan demand during the third quarter of 2001 as a result of the general downturn in the economy.

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

The provision for loan losses increased $.1 million for the nine months ended September 30, 2001 compared to September 30, 2000. The Company's provision reflects management's evaluation of the loan portfolio within the context of the factors outlined above.

The allowance for loan losses increased $.9 million as of September 30, 2001, when compared to the allowance as of December 31, 2000. The Company increased the allowance for loan losses as a result of the factors outlined above including the 4.3% increase in total loans outstanding in 2001, a $2.0 million increase in nonperforming loans and a general concern relating to a slowdown in the national economy. The ratio of the allowance for loan losses to total loans outstanding increased to 1.15% at September 30, 2001 from 1.11% at December 31, 2000.

Nonperforming loans increased $2.0 million (129.3%) to $3.6 million at September 30, 2001 from $1.6 million at December 31, 2000. This increase was primarily the result of two commercial loans becoming 90 days past due. The allowance for loan losses was 344% and 733% of nonperforming loans at September 30, 2001 and December 31, 2000, respectively.

The following table presents an analysis of the Company's nonperforming loans and other real estate as of the dates indicated (dollars in thousands):

	September 30, 2001	December 31, 2000
Nonaccrual loans	$545	$1,064
Accruing loans 90 days past due	3,021	491
Total nonperforming loans	$3,566	$1,555
Nonperforming loans as a percent of total loans	.3%	.2%
Other real estate	$1,410	$1,940

The following table presents an analysis of the Company's provision for loan losses for the periods stated (dollars in thousands):

	2001			2000
	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
Provision-quarter	$425	$375	$375	$375	$375
Provision-year to date	1,175	750	375	1,500	1,125
Net chargeoffs-quarter	158	71	61	513	297
Net chargeoffs-year to date	290	132	61	860	347
Allowance at period end	12,284	12,017	11,713	11,399	11,537
Allowance to period end total loans	1.15%	1.11%	1.11%	1.11%	1.18%

Liability Distribution. Total liabilities increased $11.4 million (.9%) to $1,303.6 million at September 30, 2001 from $1,292.2 million at December 31, 2000. The increase in total liabilities was primarily the result of an increase in interest-bearing deposits. Increases in money market checking of $57.0 million and savings of $21.1 million were partially offset by decreases in time deposits of $69.1 million. Management believes the continued growth in money market checking deposits is a result of customers taking advantage of this product as an alternative to longer term time deposits. The decrease in time deposits was primarily the result of maturities of time deposits that were not reinvested in time deposits due to lower interest rates being offered on these instruments due to the Federal Reserve's actions to reduce interest rates.

Balances in the Company's major categories of deposits are summarized in the following table (dollars in thousands):

	September 30, 2001	December 31, 2000	Dollar Change	Percent Change
Demand and other noninterest-bearing deposits	$139,208	$136,494	$2,714	2.0%
NOW	241,654	236,889	4,765	2.0
Money market checking	208,154	151,151	57,003	37.7
Savings	298,678	277,565	21,113	7.6
Time deposits
Less than $100,000	298,099	351,166	(53,067)	(15.1)
$100,000 and greater	100,624	116,689	(16,065)	(13.8)
Total	$1,286,417	$1,269,954	$16,463	1.3%

The Company plans to open new branches in South Elgin and Oswego, Illinois, in order to attract new deposits and enhance the Company's bank branch network. During 2001, average balances in interest-bearing deposits and noninterest-bearing deposits increased $62.4 million and $2.5 million, respectively, compared to the average balances for the nine months ended September 30, 2000.

CAPITAL RESOURCES

Total shareholders' equity increased $8.1 million (7.9%) to $110.2 million at September 30, 2001 from $102.1 million at December 31, 2000. The change in shareholders' equity resulted from $17.4 million of net income for the first nine months of 2001, reduced by dividends declared of $9.7 million and an increase in the fair value of securities available for sale of $3.0 million, net of taxes. Additionally, shareholders' equity was reduced by a $2.6 million increase in the appraised fair value of common stock in ESOP subject to contingent repurchase obligation.

The Company's capital ratios as well as those of the Bank as of September 30, 2001 are presented below. All capital ratios are in excess of the regulatory capital requirements which call for a minimum total risk-based capital ratio of 8% for the Company and the Bank, a minimum Tier 1 risk-based capital ratio of 4% for the Company and the Bank and a minimum leverage ratio (3% for the most highly rated banks and bank holding companies that do not expect significant growth; all other institutions are required to maintain a minimum leverage capital ratio of 4% to 5% depending on their particular circumstances and risk and growth profiles) for the Company and the Bank. Bank holding companies and their subsidiaries are generally expected to operate at or above the minimum capital requirements. The ratios shown below are in excess of regulatory minimums and should allow the Company and the Bank to operate without significant capital adequacy concerns.

The following table sets forth the regulatory capital ratios of the Company and the Bank at September 30, 2001:

	Tier Risk-Based Capital	Total Risk-Based Capital	Leverage Capital
West Suburban Bancorp, Inc	10.4%	11.3%	10.3%
West Suburban Bank	9.6%	10.6%	8.8%

Management has been advised that as of September 30, 2001 and December 31, 2000, the Bank was categorized as a "well-capitalized" institution.  The Company's capital ratios were also well in excess of the required levels as of September 30, 2001 and December 31, 2000.  In accordance with applicable federal regulations, the appraised fair value of Company common stock owned by the ESOP is included in Tier 1 capital.

LIQUIDITY

Effective liquidity management ensures there is sufficient cash flow to satisfy demand for credit, deposit withdrawals and to take advantage of earnings enhancement opportunities. A large, stable core deposit base and strong capital position are the solid foundation for the Company's liquidity position. Liquidity is enhanced by a securities portfolio structured to provide liquidity as needed. Additionally, the Company maintains lines of credit to purchase federal funds in the amount of $75 million from other financial institutions as well as an additional line of credit of approximately $87 million at the Federal Home Loan Bank of Chicago. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity and maturity schedules of earning assets and liabilities.

Generally, the Company uses cash and cash equivalents to meet its liquidity needs. These assets include federal funds sold and commercial paper. Securities available for sale are another source of liquidity. As of September 30, 2001 and December 31, 2000, liquid assets represented 15.8% and 13.4% of total assets, respectively.

During 2001, the Company's cash and cash equivalents increased $6.7 million. Net cash flows were $17.0 million from operating activities and $2.4 million from financing activities. Net cash outflows from investing activities were $12.7 million. The net cash outflows used in investing activities were primarily to fund loan growth. Cash flows from operating activities have exceeded accrual basis net income for the past several years. Management expects operations to be a continuing source of cash flows.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Net Income.  The Company's net income of $17.4 million for the first nine months of 2001 represented an increase of $1.6 million (10.2%) from the first nine months of 2000 net income of $15.8 million. The increase in net income was primarily the result of an increase in net interest income of $2.0 million for the nine-month period ended September 30, 2001 when compared to the same period in 2000. Total noninterest income increased $2.5 million during this period. The increases in net income were partially offset by increases in provision for loan losses of $.1 million, total noninterest expense of $1.2 million and income tax expense of $1.5 million.

Net interest income is the primary source of income for the Company. Net interest income is the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. Net interest income is affected by changes in the volume and yield on earning assets and the volume changes and rates paid on interest-bearing liabilities. Interest-earning assets consist of federal funds sold, commercial paper, securities and loans. Interest-bearing liabilities primarily consist of deposits. The net interest margin is the percentage of tax equivalent net interest income to average earning assets. The Company's net interest margin for the first nine months declined to 4.45% in 2001 compared to 4.51% in 2000.

Interest Income.  Total interest income, on a tax equivalent basis increased $1.0 million (1.3%) to $77.3 million for the nine months ended September 30, 2001 compared to $76.3 million for the nine months ended September 30, 2000. This increase is directly related to the volume growth in the loan portfolio. Average loans for the period increased 15.2% and the average yield on the loan portfolio decreased 55 basis points. This is primarily due to the declining yield on the commercial loan portfolio. The majority of loans in the commercial loan portfolio are tied to one of a number of rate indices. These rate indices have declined due to the general reduction in interest rates during 2001. The loan volume increases were partially offset by reductions in the average balances of securities which were used to fund loan growth. The yield on average interest-earning assets decreased 34 basis points to 7.68% for the nine-month period ended September 30, 2001 compared to 8.02% for the same period in 2000.

Interest Expense.  Total interest expense decreased $.9 million (2.8%) to $32.5 million for the first nine months of 2001 from $33.4 million for the nine months ended September 30, 2000. Interest on deposits, which accounted for substantially all of this decrease, decreased due to lower rates paid on deposits due to the current declining interest rate environment. The cost of interest-bearing deposits decreased 34 basis points to 3.79% for the nine-month period ended September 30, 2001 compared to 4.13% for the period ended September 30, 2000. Average interest-bearing liabilities for the period increased 5.8% to $1,144.7 million for the nine-month period ended September 30, 2001 from $1,081.7 million for the period ended September 30, 2000.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities on a tax equivalent basis for the nine-month period ended September 30, 2001, as compared to the same period in 2000 (dollars in thousands):

	Change due to
	Volume	Rate	Total Change
Interest Income
Federal funds sold	$4	$(270)	$(266)
Securities	(3,078)	(396)	(3,474)
Loans	8,504	(3,788)	4,716
Total interest income	5,430	(4,454)	976
Interest Expense
Interest-bearing liabilities	1,180	(2,105)	(925)
Net interest income	$4,250	$(2,349)	$1,901

The following table presents the Company's year to date average interest-earning assets, interest-bearing liabilities, and noninterest-bearing deposits, as of the date indicated (dollars in thousands):

	2001			2000
	September 30	June 30	March 31	December 31	September 30
Federal funds sold	$22,001	$23,748	$24,848	$19,936	$21,620
Securities	264,150	263,371	267,276	328,034	330,937
Loans	1,059,130	1,052,703	1,032,697	940,039	919,171
Total interest-earning assets	$1,345,281	$1,339,822	$1,324,821	$1,288,009	$1,271,728

Noninterest-bearing deposits	$131,540	$128,873	$126,036	$130,420	$128,994
Interest-bearing deposits	1,140,950	1,138,481	1,126,621	1,087,253	1,078,506
Total deposits	$1,272,490	$1,267,354	$1,252,657	$1,217,673	$1,207,500
Total interest-bearing liabilities	$1,144,675	$1,142,118	$1,130,594	$1,090,382	$1,081,675

Provision for Loan Losses. The Company's provision for loan losses increased $.1 million for the nine months ended September 30, 2001 compared to the same period in 2000. See the section entitled "Allowance for Loan Losses and Asset Quality" for further details.

Noninterest Income. Total noninterest income increased $2.5 million (38.7%) to $8.8 million for the nine months ended September 30, 2001 compared to $6.3 million for the nine months ended September 30, 2000.  Service fees on deposit accounts and gains on sales of loans held for sale increased $.1 million and $.2 million, respectively. Other noninterest income increased $1.3 million primarily as a result of the recovery of $.9 million in prior years' expenses incurred in connection with a problem loan. Additionally, the Company recorded higher fee income from increased use of check cards by bank customers. The Company also experienced higher mortgage loan application fee income as well as an increase in net gains on securities of $1.9 million. This was primarily due to the sale of an equity security that resulted in a gain of approximately $1.4 million (see "Note 2 - Securities" in the Notes to Condensed Financial Statements for additional information). These increases to income were partially offset by $1.0 million of write-downs of the carrying value of securities classified as available for sale, as discussed in Note 2 to the September 30, 2001 financial statements.

Noninterest Expense. Total noninterest expense increased $1.2 million (5.1%) to $26.1 million for the nine months ended September 30, 2001 compared to $24.9 million for the nine months ended September 30, 2000. This increase was primarily the result of an increase of $.9 million in salary and employee expenses due to increased health insurance costs, normal salary increases, and the increase in operating costs associated with the Charlestowne facility and the Downtown Downers facility. Similarly, occupancy expense increased $.4 million during this period. This increase was primarily the result of higher costs associated with depreciation, maintenance, winter heating and real estate taxes. Furniture and equipment expense increased $.1 million during this period. This was primarily due to an increase in data processing expense which was partially offset by a decrease in depreciation expense due to certain assets becoming fully depreciated. Other noninterest expense was level during this period.

Income Taxes. Income tax expense increased $1.5 million (22.2%) to $8.3 million for the nine months ended September 30, 2001 compared to $6.8 million for the nine months ended September 30, 2000. The increase was principally the result of higher pre-tax income. Also, interest income exempt from federal income tax and income on U.S. Government securities exempt from Illinois income tax were both lower in the first nine months of 2001 compared to the first nine months of 2000. The effective tax rates for the nine months ended September 30, 2001 and 2000 were 32.3% and 30.0%, respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Net Income. The Company's net income of $6.5 million for the third quarter 2001 represented an increase of $.8 million (14.2%) from the third quarter 2000 net income of $5.7 million. Net interest income and total noninterest income increased $.1 million and $2.2 million, respectively, during this period. These increases were partially offset by an increase in total noninterest expense of $.7 million and income tax expense of $.7 million during this period.

Interest Income. Total interest income, on a tax equivalent basis, decreased $2.2 million to $24.7 million for the three months ended September 30, 2001 compared to $26.9 million for the three months ended September 30, 2000. This decrease was primarily due to decreased yields on the commercial loan portfolio and the reduction in holdings of securities. The commercial loan portfolio balances increased but yields were depressed for the reasons discussed in the nine-month review of operations. Securities also had decreased balances and yields. The yield on average interest-earning assets decreased 102 basis points to 7.23% for the three months ended September 30, 2001 compared to 8.25% for the three months ended September 30, 2000.

Interest Expense. Total interest expense decreased $2.4 million to $9.8 million for the three months ended September 30, 2001 compared to $12.2 million for the three months ended September 30, 2000. The yield on average interest-bearing liabilities decreased 100 basis points to 3.38% at September 30, 2001 compared to 4.38% at September 30, 2000.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities on a tax equivalent basis for the three-month period ended September 30, 2001, as compared to the same period in 2000 (dollars in thousands):

	Change due to
	Volume	Rate	Total Change
Interest Income
Federal funds sold	$42	$(93)	$(51)
Securities	(880)	(262)	(1,142)
Loans	2,193	(3,231)	(1,038)
Total interest income	1,355	(3,586)	(2,231)
Interest Expense
Interest-bearing liabilities	(113)	(2,262)	(2,375)
Net interest income	$1,468	$(1,324)	$144

The following table presents the Company's quarterly average interest-earning assets, interest-bearing liabilities, and noninterest-bearing deposits for the quarter ended (dollars in thousands):

	September 30, 2001	September 30, 2000
Federal funds sold	$18,563	$12,302
Securities	265,682	324,616
Loans	1,072,915	958,758
Total interest-earning assets	$1,357,160	$1,295,676

Noninterest-bearing deposits	$136,787	$133,452
Interest-bearing deposits	1,145,808	1,097,181
Total deposits	$1,282,595	$1,230,633
Total interest-bearing liabilities	$1,149,706	$1,100,607

Provision for Loan Losses. The Company's provision for loan losses increased $.1 for the three months ended September 30, 2001 compared to the same period in 2000. See the section entitled "Allowance for Loan Losses and Asset Quality" for further details.

Noninterest Income. Total noninterest income increased $2.2 million (97.9%) to $4.4 million for the three months ended September 30, 2001 compared to $2.2 million for the three months ended September 30, 2000. This increase was primarily the result of increased gains on securities available for sale of $1.9 million. This was primarily due to the sale of an equity security that resulted in a gain of approximately $1.4 million (see "Note 2 - Securities" in the Notes to Condensed Financial Statements for additional information). The Company also recovered $.2 million in prior years' expenses incurred in connection with a problem loan. Net gain on sale of loans held for sale increased $.1 million during this period. The Company also recorded a net recovery of $.1 million due to a $2.8 million principal payment and debt restructuring effects on the impaired FINOVA Group, Inc. securities. Additionally, the Company recorded higher fee income from increased use of check cards by bank customers.

Noninterest Expense. Total noninterest expense increased $.7 million (9.0%) to $8.8 million for the three months ended September 30, 2001 compared to $8.1 million for the three months ended September 30, 2000. This increase was primarily the result of an increase of $.2 million in salary and employee expense due to increased health insurance costs, normal salary increases and increases in operating costs associated with the Downtown Downers facility. Occupancy expense increased $.1 million during this period primarily due to increased maintenance expense. Other noninterest expense increased $.3 million during this period primarily due to increased professional fees and advertising expense which relates to new advertising initiatives that are intended to promote the Company's brand and image.

Income Taxes. Income tax expense increased $.7 million (27.1%) to $3.4 million for the three months ended September 30, 2001 compared to $2.7 million for the three months ended September 30, 2000. This increase was primarily the result of higher taxable income. The effective tax rates for the three months ended September 30, 2001 and 2000 were 34.1% and 31.8%, respectively.

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

Listed below are the balances in the major categories of the rate sensitive assets and liabilities that are subject to repricing as of September 30, 2001 (dollars in thousands):

	Three Months or Less	Over Three Months to Twelve Months	Over One Year to Five Years	Over Five Years	Total
Rate sensitive assets
Federal funds sold	$13,594	$-	$-	$-	$13,594
Securities	26,064	33,435	175,239	29,546	264,284
Total loans	463,118	87,085	411,815	109,195	1,071,213
Total	$502,776	$120,520	$587,054	$138,741	$1,349,091

Rate sensitive liabilities
NOW	$241,654	$-	$-	$-	$241,654
Money market checking	208,154	-	-	-	208,154
Savings	298,678	-	-	-	298,678
Time deposits
Less than $100,000	56,433	159,108	82,558	-	298,099
$100,000 and over	35,352	45,850	19,422	-	100,624
Total	$840,271	$204,958	$101,980	$-	$1,147,209

Interest sensitivity gap	$(337,495)	$(84,438)	$485,074	$138,741	$201,882
Cumulative interest sensitivity gap	(337,495)	(421,933)	63,141	201,882
Cumulative interest-earning assets to cumulative interest-bearing liabilities	59.8%	59.6%	105.5%	117.6%
Cumulative interest sensitivity gap to total assets	(23.2)%	(29.0)%	4.3%	13.9%

Included in "Three Months or Less" rate sensitive liabilities are $241.7 million of NOW deposits, $208.2 million of money market checking deposits and $298.7 million of savings deposits that management considers more core deposit in nature than time deposits. Approximately $43.0 million of securities are callable in 2001 and are included in the above table based upon their contractual terms. Most of these callable securities were issued by U.S. government agencies.

While the shorter term negative GAP position represents a potential adverse impact on the Company's net interest income position in periods of rising interest rates, the same position generally results in a favorable impact when interest rates remain constant or decline.

The previous table does not necessarily indicate the future impact of general interest rate movements on the Company's net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, assets and liabilities indicated as repricing within the same period may in fact reprice at different times and at different rate levels. Assets and liabilities are reported in the earliest time frame in which maturity or repricing may occur. The interest rate sensitivity position of the Company within the twelve-month time frame at September 30, 2001 reflects cumulative interest-earning assets compared to cumulative interest-bearing liabilities of 59.6% and cumulative interest-earning assets that reprice or mature within one year compared to similarly sensitive liabilities of negative 29.0% of total assets. The percentage indicated for the cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities is within the Company's target range of acceptable GAP values for the twelve-month time frame.

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

Listed below are the Company's projected changes in net interest income over a twelve-month horizon for the various rate shock levels as of the periods indicated (dollars in thousands):

September 30, 2001	Amount	Dollar Change	Percent Change
+200 basis points	$47,250	$(8,996)	(16.0)%
+100 basis points	51,841	(4,405)	(7.8)
Base	56,246
-100 basis points	55,361	(885)	(1.6)
-200 basis points	50,056	(6,190)	(11.0)

December 31, 2000	Amount	Dollar Change	Percent Change
+200 basis points	$50,004	$(8,531)	(14.6)%
+100 basis points	54,427	(4,108)	(7.0)
Base	58,535
-100 basis points	62,393	3,858	6.6
-200 basis points	64,001	5,466	9.3

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

Date: November 13, 2001
/s/ Kevin J. Acker
KEVIN J. ACKER
CHAIRMAN OF THE BOARD

/s/ Duane G. Debs
DUANE G. DEBS
PRESIDENT AND CHIEF FINANCIAL OFFICER