Form 10-K405
period 2001-12-31
WEST SUBURBAN BANCORP INC
filed 2002-03-29
CIK 805080

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For transition period from_______to________

Commission File Number 0 – 17609

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

Common Stock, no par value
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this form 10-K  ☒

The aggregate market value of voting common stock of Registrant held by non-affiliates as of February 6, 2002 was $160,488,882 (1). At December 31, 2001, the total number of shares of Common Stock outstanding was 432,495.

Documents Incorporated by Reference:

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2001 are incorporated by reference into Parts I, II and IV hereof, to the extent indicated herein. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2002 are incorporated by reference in Part III hereof, to the extent indicated herein.

(1)

Based on the last independently appraised fair value of the Registrant’s common stock on February 6, 2002, and reports of  beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of common stock of Registrant.

Special Note Concerning Forward-Looking Statements

This document (including information incorporated by reference) contains, and future oral and written statements of the Company and its management may contain, forward-looking statements within the meaning of such term in the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

•                                          The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company’s assets.

•                                          The economic impact of the terrorist attacks that occurred on September 11th, as well as any future threats and attacks, and the response of the United States to any such threats and attacks.

•                                          The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters.

•                                          The effects of changes in interest rates (including the effects of changes in the rate of prepayments of the Company’s assets) and the policies of the Board of Governors of the Federal Reserve System.

•                                          The ability of the Company to compete with other financial institutions as effectively as the Company currently intends due to increases in competitive pressures in the financial services sector.

•                                          The inability of the Company to obtain new customers and to retain existing customers.

•                                          The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.

•                                          Technological changes implemented by the Company and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers.

•                                          The ability of the Company to develop and maintain secure and reliable electronic systems.

•                                          The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

•                                          Consumer spending and saving habits which may change in a manner that affects the Company’s business adversely.

•                                          Business combinations and the integration of acquired businesses which may be more difficult or expensive than expected.

•                                          The costs, effects and outcomes of existing or future litigation.

•                                          Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.

•                                          The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

PART I

ITEM 1.	BUSINESS

REGISTRANT AND ITS SUBSIDIARY

West Suburban Bancorp, Inc., an Illinois corporation (“West Suburban”), is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the parent company of West Suburban Bank, Lombard, Illinois. West Suburban Bank may be referred to as the “Bank” and, collectively, with West Suburban, may be referred to as the “Company.”

The Bank is headquartered in Lombard, Illinois, and, as of December 31, 2001, had 31 full service branches, five limited service branches as well as five departments providing other convenient services throughout the western suburbs of Chicago. Due to the nature of the market areas served by the Bank, the Bank provides a wide range of financial services to individuals and small to medium size businesses. The western suburbs of Chicago have a diversified economy with many corporate headquarters and numerous small to medium size industrial and non-industrial businesses.

The Bank engages in a general full service retail banking business and offers a broad variety of consumer and commercial products and services. The Bank also offers insurance services through West Suburban Insurance Services, Inc., travel agency services through Travel With West Suburban, land trust services, safe deposit boxes and extended banking hours including Sunday hours and 24-hour banking through a proprietary network of 57 automated teller machines (“ATMs”), Tele-Bank 24 (a bank-by-phone system) and the Bank’s online banking internet site (www.westsuburbanbank.com). Other consumer related services are available, including investment products and a VISA card through West Suburban Bank Card Services. The Bank also offers its customers a debit card called the West Suburban Bank Check Card.

The following table sets forth financial and other information concerning the Bank as of and for the year ended December 31, 2001 (dollars in thousands):

Year Formed/Year	Number of	Total	Shareholders'	Net	Return on Average
Affiliated With the Parent	Locations	Assets	Equity	Income	Assets	Equity
West Suburban Bank (1962/1988)	36	$1,462,353	$128,585	$20,104	1.40%	15.88%

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

Under the Gramm-Leach-Bliley Act of 1999 (the “GLBA”), effective March 11, 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The GLBA may significantly change the competitive environment in which the Company and the Bank conduct business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries.

EMPLOYEES

The Company employed 639 persons (527 full-time equivalent employees) on December 31, 2001. The Company believes that its relationship with its employees is good.

SUPERVISION AND REGULATION

General

Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Illinois Commissioner of Banks and Real Estate (the “Commissioner”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”), the Securities and Exchange Commission (the “SEC”), the Internal Revenue Service and state taxing authorities. The effect of applicable statutes, regulations and regulatory policies can be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions, such as the Company and its subsidiaries, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and its subsidiaries establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

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

Recent Regulatory Developments

The terrorist attacks in September, 2001, have impacted the financial services industry and have already led to federal legislation that attempts to address certain related issues involving financial institutions. On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”). Among its other provisions, the USA PATRIOT Act requires each financial institution: (i) to establish anti-money laundering policies and procedures; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, foreign banks that do not have a physical presence in any country. The USA PATRIOT Act also requires the Secretary of the Treasury to prescribe, by regulations to be issued jointly with the federal banking regulators and certain other agencies, minimum standards that financial institutions must follow to verify the identity of customers, both foreign and domestic, when a customer opens an account. In addition, the USA PATRIOT Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. At this time, the Company is unable to determine whether the provisions of the USA PATRIOT Act will have a material impact on the business of the Company and its subsidiaries.

The Company

General.  The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the BHCA. In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is also required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require. The Company is also subject to regulation by the Commissioner under the Illinois Bank Holding Company Act, as amended.

Investments and Activities.  Under the BHCA, a bank holding company must notify, and in certain situations, obtain Federal Reserve approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after the acquisition, it would own or control more than 5% of the voting shares of the other bank or bank holding company (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

The BHCA also generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking... as to be a proper incident thereto.” Under current regulations of the Federal Reserve, this authority would permit the Company to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance activities and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies or financial holding companies. As of the date of this filing, the Company has not applied for or received approval to operate as a financial holding company.

Federal law also prohibits any person or company from acquiring “control” of a bank or a bank holding company without prior notice to the appropriate federal bank regulator. “Control” is defined in certain cases as the acquisition of 10% or more of the outstanding shares of a bank or bank holding company.

Capital Requirements.  Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total average assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. The leverage requirement consists of a minimum ratio of Tier 1 capital to total average assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent shareholders’ equity (including common stock in the Bank’s Employee Stock Ownership Plan (“ESOP”) subject to contingent repurchase obligation) less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the Company’s allowance for loan and lease losses.

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

As of December 31, 2001, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Dividends.  The Illinois Business Corporation Act, as amended, prohibits the Company from paying a dividend if, after giving effect to the dividend: (i) the Company would be insolvent; or (ii) the net assets of the Company would be less than zero; or (iii) the net assets of the Company would be less than the maximum amount then payable to shareholders of the Company who would have preferential distribution rights if the Company were liquidated. Additionally, the Federal Reserve has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation.  The Company’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “1934 Act”). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Bank

General.  The Bank is an Illinois-chartered bank, the deposit accounts of which are insured by the FDIC’s Bank Insurance Fund (“BIF”). As a BIF-insured, Illinois-chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Illinois banks, and the FDIC, which under federal law is designated as the primary federal regulator of state-chartered, FDIC-insured banks that are not members of the Federal Reserve System.

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

During the year ended December 31, 2001, BIF assessments ranged from zero to 0.27% of deposits. Rates will remain unchanged for the semi-annual assessment period beginning January 1, 2002.

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

FICO Assessments.  Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC’s Savings Association Insurance Fund (“SAIF”) has been used to cover interest payments due on the outstanding obligations of the Financing Corporation (“FICO”). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF’s predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of the outstanding FICO obligations in 2019. During the year ended December 31, 2001, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

Supervisory Assessments.  All Illinois banks are required to pay supervisory assessments to the Commissioner to fund the operations of the Commissioner. The amount of the assessment is calculated based on the institution’s total assets, including consolidated subsidiaries, as reported to the Commissioner. During the year ended December 31, 2001, the Bank paid supervisory assessments to the Commissioner totaling $.13 million.

Capital Requirements.  The FDIC has established the following minimum capital standards for state-chartered insured non-member banks, such as the Bank: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the Federal Reserve’s capital guidelines for bank holding companies (see “-The Company-Capital Requirements”).

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

Further, federal law and regulations provide various incentives to financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is “well-capitalized” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria which determines a bank holding company’s eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be “well-capitalized”. Under FDIC regulations, in order to be “well-capitalized”, a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total average assets of 5% or greater.

Federal law also provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

As of December 31, 2001: (i) the Bank was not subject to a directive from the FDIC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under the FDIC’s capital adequacy guidelines; and (iii) the Bank was “well-capitalized”, as defined by FDIC regulations.

Dividends.  Under the Illinois Banking Act, Illinois-chartered banks generally may not pay dividends in excess of their net profits. The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2001. As of December 31, 2001, approximately $4.3 million was available to be paid as dividends to the Company by the Bank. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

Insider Transactions.  The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal shareholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the institution’s rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

Branching Authority.  Illinois banks, such as the Bank, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals.

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”), both state and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allowed individual states to “opt-out” of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Illinois permits interstate mergers subject to certain conditions, including a prohibition against interstate mergers involving any Illinois bank that has been in existence and continuous operation for fewer than five years.

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

Federal Reserve System.  Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $41.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $41.3 million, the reserve requirement is $1.239 million plus 10% of the aggregate amount of total transaction accounts in excess of $41.3 million. The first $5.7 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing reserve requirements.

The Insurance Subsidiary

The Bank is the sole shareholder of West Suburban Insurance Services, Inc. (“WSIS”), an Illinois corporation licensed as a general insurance agency by the Illinois Department of Insurance (the “Department”). WSIS is subject to supervision and regulation by the Department with regard to compliance with the laws and regulations governing insurance agents and by the Commissioner and the FDIC with regard to compliance with banking laws and regulations applicable to subsidiaries of Illinois-chartered, FDIC insured banks.

EXECUTIVE OFFICERS OF THE COMPANY

The names and ages of the executive officers of West Suburban, along with a brief description of the business experience of each person, during the past five years, and certain other information is set forth below:

Name (Age) and Position and Offices with West Suburban (year first elected to office)	Principal Occupations and Employment for Past Five Years and Other Information

Kevin J. Acker (52) Chairman of the Board (1993) and Vice President (1986)	Senior Vice President - Marketing of the Bank since 1997; and Director and President of West Suburban Bank of Carol Stream/Stratford Square from 1982 through May 1997

Keith W. Acker (52) Chief Operations Officer (1996)	Director and President of the Bank since 1986; and Chairman of the Board of West Suburban Bank from 1986 through May 1997

Duane G. Debs (45) President (1997) and Chief Financial Officer (1993)

Senior Vice President since 1997 and

Comptroller of the Bank since 1987;

President of West Suburban Bank of

Downers Grove/Lombard from 1996 through

May 1997; Director of West Suburban Bank

of Downers Grove/Lombard from 1993

through May 1997; and Vice President of the

Bank 1987 through May 1997

Michael P. Brosnahan (52) Vice President (1997)	Senior Vice President - Lending of the Bank since 1989; and Director of West Suburban Bank of Aurora from 1990 through May 1997

STATISTICAL DATA

The statistical data required by Securities and Exchange Act of 1934, as amended (the “1934 Act”), Industry Guide 3, “Statistical Disclosure By Bank Holding Companies,” has been incorporated by reference from the Company’s 2001 Annual Report to Shareholders (attached as Exhibit 13 hereto) or is set forth below. This data should be read in conjunction with the Company’s 2001 Consolidated Financial Statements and related notes, and the discussion included in Management’s Discussion and Analysis of Financial Condition and Results of Operations as set forth in the Company’s 2001 Annual Report to Shareholders.

Securities

The following table sets forth by category the amortized cost of securities at December 31 (dollars in thousands):

	2001	2000	1999
Available for sale
Corporate	$124,811	$97,390	$130,538
U.S. government agencies and corporations	9,280	26,806	26,809
U.S. Treasury	—	—	500
States and political subdivisions	405	908	1,048
Preferred stock and other equity securities	12,685	8,390	8,173
Total securities available for sale	147,181	133,494	167,068
Held to maturity
U.S. government agencies and corporations	93,524	135,490	141,798
States and political subdivisions	27,444	28,490	32,577
Total securities held to maturity	120,968	163,980	174,375
Total securities	$268,149	$297,474	$341,443

The following table sets forth, by contractual maturity, the amortized cost and weighted average yield of securities available for sale at December 31, 2001. Yields on tax-exempt securities represent actual coupon yields, net of premium amortization and discount accretion (dollars in thousands):

	Corporate		U.S. Government Agencies and Corporations		States and Political Subdivisions
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Within 1 year	$24,805	5.23%	$4,419	5.56%	$200	5.50%
After 1 year but within 5 years	93,773	6.78	4,801	5.87	205	5.60
After 5 years but within 10 years	6,233	9.95	—	—	—	—
After 10 years	—	—	60	—	—	—
Total	$124,811	6.64%	$9,280	5.72%	$405	5.55%

The following table sets forth, by contractual maturity, the amortized cost and weighted average yield of securities held to maturity at December 31, 2001 (dollars in thousands).  Yields on tax-exempt securities represent actual coupon yields, net of premium amortization and discount accretion:

	U.S. Government Agencies and Corporations		States and Political Subdivisions
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Within 1 year	$5,000	5.80%	$4,182	4.15%
After 1 year but within 5 years	81,086	4.79	7,913	4.53
After 5 years but within 10 years	4,008	5.42	12,102	5.57
After 10 years	3,430	5.38	3,247	5.03
Total	$93,524	4.89%	$27,444	4.99%

No securities holdings of a single issuer exceed 10% of the shareholders’ equity of the Company at December 31, 2001. Approximately $74.6 million of securities are callable in 2002. Most of these callable securities were issued by U.S. government agencies and corporations.

During 2001, the Company wrote down its investments in debt securities issued by Comdisco, Inc., FINOVA Group, Inc. and Enron Corp. after it made a determination that the value of the debt securities had become impaired. These impairment losses totaled $3.0 million in 2001. The carrying value of the Comdisco, Inc., FINOVA Group, Inc. and Enron Corp. securities totaled $4.8 million at December 31, 2001. At December 31, 2001, $3.9 million of Comdisco, Inc. and $.4 million of Enron Corp. securities were on nonaccrual status. In the first quarter of 2002, the Company sold the Comdisco, Inc. securities and recorded a loss of $.3 million.

The Company made a nominal equity investment in an ATM network years ago. In 2001, the Company surrendered its stock in the ATM network in connection with the merger of the network with another organization and received $1.4 million and recorded a gain for the same amount.

Gains on securities in 2001 also include $.7 million of recoveries on securities written off in 1998.

Loan Portfolio

The following table sets forth the major loan categories at December 31 (dollars in thousands):

	2001	2000	1999	1998	1997
Commercial (1)	$323,036	$276,519	$212,505	$225,774	$233,343
Consumer (1)(2)	10,514	9,101	10,451	16,468	21,015
Indirect automobile	102,183	100,847	81,782	31,625	—
Real estate
Residential	152,495	180,089	169,035	174,328	190,116
Commercial	195,800	183,899	160,522	127,655	102,559
Home equity (2)	145,972	133,609	126,496	111,446	127,587
Construction	157,328	129,316	79,526	69,640	72,415
Held for sale	5,840	160	338	4,465	4,491
VISA - credit card	10,437	12,037	12,960	14,210	16,235
Other	2,033	1,962	2,850	6,748	4,549
Total	1,105,638	1,027,539	856,465	782,359	772,310
Allowance for loan losses	(12,262)	(11,399)	(10,759)	(9,998)	(9,772)
Loans, net	$1,093,376	$1,016,140	$845,706	$772,361	$762,538

(1)   In early 1998, installment loans ($20 million) for commercial loan customers were reclassified for the years 1998 and 1997 to commercial loans.

(2)   In 1999, consumer loans ($10 million) for home equity loan customers were reclassified for 1999 from consumer loans to real estate-home equity. Balances prior to 1999 were not reclassified.

The following table sets forth the maturity and interest rate sensitivity of selected loan categories at December 31, 2001 (dollars in thousands):

	Remaining Maturity
	One year or less	One to five years	Over five years	Total
Real estate-construction	$154,301	$3,027	$—	$157,328
Other loans	432,812	400,569	114,929	948,310
Total	$587,113	$403,596	$114,929	$1,105,638

Variable rate	$574,349	$185,193	$3,293	$762,835
Fixed rate	12,764	218,403	111,636	342,803
Total	$587,113	$403,596	$114,929	$1,105,638

Nonperforming Loans

The following table sets forth the aggregate amount of nonperforming loans and selected ratios at December 31 (dollars in thousands):

	2001	2000	1999	1998	1997
Loans past due over 90 days still on accrual	$11,338	$491	$1,184	$3,621	$4,829
Nonaccrual loans	3,945	1,064	3,544	14,979	3,042
Total nonperforming loans	15,283	1,555	4,728	18,600	7,871
Other real estate	1,410	1,940	3,488	1,742	2,450
Total nonperforming assets	$16,693	$3,495	$8,216	$20,342	$10,321
Ratio of nonperforming loans to total loans	1.4%	0.2%	0.6%	2.4%	1.0%
Ratio of nonperforming assets to total assets	1.1%	0.2%	0.6%	1.6%	0.8%

The Company’s policy is to discontinue accruing interest on a loan when it becomes 90 days past due or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of principal or interest is doubtful. In some circumstances a loan that is more than 90 days past due can remain on accrual status if it can be established that payment will be received within another 90 days or if it is fully secured and in process of collection. When a loan has been placed on nonaccrual, interest earned but not collected is charged back to interest income. When payments are received on nonaccrual loans they are first applied to principal, then to interest income and finally to expenses incurred for collection. Interest income on nonaccrual loans was immaterial for the years presented above. As of the date of the Form 10-K, management does not believe that there are potential problem loans that are not included in the disclosure above.

Allowance for Loan Losses

The allowance for loan losses is evaluated quarterly based on management’s periodic review of loan collectibility in light of historical loan loss experience, the nature and volume of the loan portfolio, information about specific borrower situations and estimated collateral values, and prevailing economic conditions. The Company has historically evaluated the adequacy of the allowance for loan losses on an overall basis, and the resulting provision charged to expense has similarly been determined in relation to management’s evaluation of the entire loan portfolio. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.

Management monitors identified problem loans by the use of a “watch list” which includes nonaccrual, delinquent and other nonperforming loans. This analysis of the adequacy of the allowance for loan losses also includes allocations of the allowance, such as for pools of loans, that are primarily based upon historical loan loss experience, the changing nature and volume of the loan portfolio, and prevailing economic conditions. The aggregate required allowance for loan losses for the entire loan portfolio is maintained through provisions charged to earnings.

The following table sets forth the activity in the allowance for loan losses for the years ended and at December 31 (dollars in thousands):

	2001	2000	1999	1998	1997
Allowance for loan losses at beginning of period	$11,399	$10,759	$9,998	$9,772	$9,603
Loan charge-offs
Commercial	1,789	1,132	2,109	1,868	692
Consumer	6	50	9	77	213
Indirect automobile	171	101	51	—	—
Real estate
Residential	45	7	88	237	13
Commercial	—	—	—	—	309
Home equity	30	—	—	37	31
Construction	—	—	23	—	—
VISA - credit card	217	208	304	483	452
Other	47	4	2	30	22
Total loan charge-offs	2,305	1,502	2,586	2,732	1,732
Loan recoveries
Commercial	113	520	138	124	48
Consumer	8	14	13	58	65
Indirect automobile	22	6	10	—	—
Real estate
Residential	4	8	1	91	6
Commercial	—	—	—	—	—
Home equity	9	—	—	—	—
Construction	—	—	—	—	—
VISA - credit card	62	94	97	114	153
Other	—	—	4	8	6
Total loan recoveries	218	642	263	395	278
Net loan charge-offs	2,087	860	2,323	2,337	1,454
Provision for loan losses	2,950	1,500	3,084	2,563	1,623
Allowance for loan losses at end of period	$12,262	$11,399	$10,759	$9,998	$9,772
Allowance for loan losses to total loans	1.11%	1.11%	1.26%	1.28%	1.27%
Net charge-offs to average total loans	0.20%	0.09%	0.29%	0.31%	0.19%

The amount of the additions to the allowance for loan losses charged to expense for the periods indicated were based on a variety of factors, including actual loans charged-off during the respective year, historical loss experience, changes in the nature and volume of the loan portfolio including nonperforming loans, specific loss allocations for individual loans and an evaluation of current economic conditions.

The allocation shown in the following table, encompassing the major segments of the loan portfolio, represents only an estimate for each category of loans based on historical loss experience and management’s judgement of amounts deemed reasonable to provide for probable losses within each category. The allocation of estimated losses for commercial loans includes specific amounts for individual problem loans.

Estimated losses for categories of homogeneous loan types are generally made on an aggregate basis (dollars in thousands).

	2001		2000		1999		1998		1997
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Commercial	$5,619	29.2%	$4,339	26.9%	$3,729	24.8%	$4,025	28.9%	$2,552	30.2%
Consumer (1)	60	1.1	79	1.1	96	1.6	170	3.0	331	3.3
Indirect automobile	479	9.3	491	9.8	409	9.5	152	4.0	—	—
Real estate
Residential (2)	491	14.3	900	17.5	845	19.7	872	22.9	951	25.2
Commercial	1,880	17.7	1,808	17.9	1,581	18.8	1,269	16.3	1,042	13.3
Home equity	526	13.2	668	13.0	632	14.8	557	14.2	638	16.5
Construction	2,946	14.2	2,586	12.6	1,590	9.3	1,393	8.9	1,448	9.4
VISA - credit card	245	1.0	324	1.2	327	1.5	333	1.8	440	2.1
Unallocated	16	—	204	—	1,550	—	1,227	—	2,370	—
Total	$12,262	100.0%	$11,399	100.0%	$10,759	100.0%	$9,998	100.0%	$9,772	100.0%

(1)     Consumer loans include consumer and other loans.

(2)     Residential real estate loans include real estate - held for sale.

Deposits

The following table sets forth by category average daily deposits and rates for the years ended December 31 (dollars in thousands):

	2001		2000		1999
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand-noninterest-bearing	$134,219	—%	$130,420	—%	$118,387	—%
NOW	233,765	0.8	217,982	1.3	206,896	1.1
Money market checking	192,587	3.6	137,260	5.2	112,239	4.3
Savings	291,569	2.6	284,240	3.4	316,304	2.6
Time deposits
Less than $100,000	320,397	5.6	341,035	5.8	315,564	5.3
$100,000 and over	103,327	5.4	106,736	6.1	90,798	5.4
Total	$1,275,864	3.2%	$1,217,673	3.8%	$1,160,188	3.2%

The following table sets forth by maturity time deposits $100,000 and over at December 31 (dollars in thousands):

2001
Within 3 months	$23,514
After 3 months but within 6 months	11,949
After 6 months but within 12 months	39,188
After 1 year but within 5 years	9,487
Total	$84,138

Return on Equity and Assets and Other Financial Ratios

The following table sets forth selected financial ratios at and for the years ended December 31:

	2001	2000	1999
Return on average total assets	1.40%	1.53%	1.52%
Return on average shareholders' equity (1)	13.73	14.96	14.36
Cash dividends declared to net income	85.72	81.34	80.91
Average sharholders' equity to average total assets (1)	10.21	10.22	10.61

(1)     Shareholders’ equity includes common stock in ESOP subject to contingent repurchase obligation.

ITEM 2.	PROPERTIES

West Suburban and the Bank occupy a total of approximately 252,200 square feet in 31 full service branches, five limited service branches as well as five departments. West Suburban’s principal office is located in approximately 32,500 square feet of office space at 711 South Meyers Road, Lombard, Illinois. As indicated below, the Bank also operates its principal office as a branch. Travel with West Suburban, West Suburban Bank Land Trust, West Suburban Financial Services and West Suburban Insurance Services, Inc. are included in 711 South Meyers Road. West Suburban Bank VISA is included in 701 South Meyers Road.

The following table sets forth certain information concerning the branches of the Bank as of December 31, 2001:

Location of Branches	Approximate Square Feet	Status
711 South Meyers Road Lombard, Illinois	32,500	Owned

701 South Meyers Road Lomard, Illinois	5,200	Owned

717 South Meyers Road Lombard, Illinois	7,100	Owned

100 South Main Street Lombard, Illinois	700	Owned

Mr. Z's (ATM only) 401 South Main Street Lombard, Illinois	100	Leased

707 North Main Street Lombard, Illinois	4,100	Owned

40 East St. Charles Road Villa Park, Illinois	2,700	Owned

17W754 22nd Street Oakbrook Terrace, Illinois	6,100	Owned

Lexington Square 400 West Butterfield Road Elmhurst, Illinois	100	Leased

2020 Feldott Lane Naperville, Illinois	4,500	Owned

879 East Geneva Road Carol Stream, Illinois	3,600	Leased

6400 South Cass Avenue Westmont, Illinois	3,100	Leased

221 South West Street Wheaton, Illinois	800	Owned

1104 West Boughton Road Bolingbrook, Illinois	4,500	Owned

295 West Loop Road Wheaton, Illinois	4,500	Owned

2800 Finley Road Downers Grove, Illinois	10,700	Owned

Location of Branches	Approximate Square Feet	Status
3S041 Route 59 Warrenville, Illinois	3,700	Owned

5330 Main Street Dowers Grove, Illinois	10,500	Owned

Beacon Hill 2400 South Finley Road Lombard, Illinois	100	Leased

Lexington Square 555 Foxworth Boulevard Lombard, Illinois	100	Leased

1122 South Main Street Lombard, Illinois	6,400	Owned

8001 South Cass Avenue Darien, Illinois	17,800	Owned

672 East Boughton Road Bolingbrook, Illinois	7,100	Owned

1005 75th Street Darien, Illinois	1,000	Owned

505 North Weber Road Romeoville, Illinois	4,400	Owned

355 West Army Trail Road Bloomingdale, Illinois	10,700	Owned

401 North Gary Avenue Carol Stream, Illinois	6,400	Owned

1380 Army Trail Road Carol Stream, Illinois	2,300	Leased

1657 Bloomingdale Road Glendale Heights, Illinois	4,100	Owned

1061 West Stearns Road Bartlett, Illinois	3,400	Owned

315 South Randall Road St. Charles, Illinois	1,400	Owned

3000 East Main Street St. Charles, Illinois	4,200	Owned

1870 McDonald Road South Elgin, Illinois	4,600	Owned

101 North Lake Street Aurora, Illinois	19,000	Owned

2000 West Galena Boulevard Aurora, Illinois	48,000	Owned

1830 Douglas Road Montgomery, Illinois	2,500	Owned

335 North Eola Road Aurora, Illinois	4,200	Owned

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which West Suburban or the Bank is a party to other than ordinary routine litigation incidental to their respective businesses.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

West Suburban’s authorized and outstanding equity securities consist of Common Stock, no par value.

West Suburban hereby incorporates by reference the information called for by Item 5 of this Form 10-K from the section entitled “Common Stock, Book Value and Dividends” on page 3 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2001 (attached as Exhibit 13 hereto).

West Suburban’s Common Stock is not traded on any national or regional exchange. While there is no established trading market for West Suburban’s Common Stock, West Suburban is aware that from time to time limited or infrequent quotations are made with respect to West Suburban’s Common Stock and that there occurs limited trading in West Suburban’s Common Stock resulting from private transactions not involving brokers or dealers. Transactions in West Suburban’s Common Stock have been infrequent. As of February 6, 2002, West Suburban had 432,495 shares of Common Stock outstanding held by 985 shareholders of record. Management is aware of 21 transactions during 2001 involving the sale, in the aggregate, of 768 shares of Common Stock. The average sale price in such transactions was $512.92 per share.

ITEM 6.	SELECTED FINANCIAL DATA

West Suburban hereby incorporates by reference the information called for by Item 6 of this Form 10-K from the section entitled “Selected Financial Data” on page 23 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2001 (attached as Exhibit 13 hereto).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

West Suburban hereby incorporates by reference the information called for by Item 7 of this Form 10-K from the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 25 through 31 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2001 (attached as Exhibit 13 hereto).

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

West Suburban hereby incorporates by reference the information called for by Item 7A of this Form 10-K from the Interest Rate Sensitivity section included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 30 and 31 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2001 (attached as Exhibit 13 hereto).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

West Suburban hereby incorporates by reference the information called for by Item 8 of this Form 10-K from the Consolidated Financial Statements on pages 5 through 22 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2001 (attached as Exhibit 13 hereto).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
MATTERS

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

West Suburban hereby incorporates by reference the information called for by Item 10 of this Form 10-K regarding directors of West Suburban from the section entitled “Election of Directors” of West Suburban’s 2002 Proxy Statement.

Section 16(a) of the 1934 Act requires that the Company’s executive officers and directors and persons who own more than 10% of the Company’s Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the exchange on which West Suburban’s shares of Common Stock are traded. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company’s review of the copies and forms furnished to the Company and, if appropriate, representations made to the Company by any such reporting person concerning whether a Form 5 was required to be filed for the 2001 fiscal year, the Company is not aware that any of its directors and executive officers or 10% shareholders failed to comply with the filing requirements of Section 16(a) during 2001.

ITEM 11.	EXECUTIVE COMPENSATION

West Suburban hereby incorporates by reference the information called for by Item 11 of this Form 10-K from the section entitled “Executive Compensation” of West Suburban’s 2002 Proxy Statement; provided, however, Report of the Board of Directors on Executive Compensation is specifically not incorporated into this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

West Suburban hereby incorporates by reference the information called for by Item 12 of this Form 10-K from the section entitled “Security Ownership of Certain Beneficial Owners” of West Suburban’s 2002 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

West Suburban hereby incorporates by reference the information called for by Item 13 of this Form 10-K from the section entitled “Transactions with Directors, Officers and Associates” of West Suburban’s 2002 Proxy Statement.

Part IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item (a) 1 and 2. Financial Statements

WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

The following audited Consolidated Financial Statements of West Suburban and its subsidiaries and related notes and report of independent auditors are incorporated by reference from West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2001 (attached as Exhibit 13 hereto).

The following Condensed Financial Information-Parent Only is incorporated by reference from Note 15 to West Suburban’s audited Consolidated Financial Statements as set forth in West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2001 (attached as Exhibit 13).

Annual Report Page No.
Condensed Balance Sheets – December 31, 2001 and 2000	20

Condensed Statements of Income – Years Ended December 31, 2001, 2000 and 1999	21

Condensed Statements of Cash Flows – Years Ended December 31, 2001, 2000 and 1999	21

Schedules

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable or the required information is included in the financial statements incorporated by reference or notes thereto.

Item 14(a)3.  Exhibits

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-K and are listed on the “Index to Exhibits” immediately following the signature page.

Item 14(b).    Reports on Form 8-K

None.

***

Upon written request to the President and Chief Financial Officer of West Suburban Bancorp, Inc., 2800 Finley Road, Downers Grove, Illinois, 60515, copies of the exhibits listed above are available to shareholders of West Suburban by specifically identifying each exhibit desired in the request.

FORM 10-K SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST SUBURBAN BANCORP, INC.
(Registrant)

By	/s/ Duane G. Debs
Duane G. Debs
President and Chief Financial Officer

Date: March 27, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of March, 2002.

SIGNATURE		TITLE

/s/ Kevin J. Acker	3/27/2002	Chairman of the Board and Director
Kevin J. Acker	Date

/s/ Duane G. Debs	3/27/2002	President, Chief Financial Officer and Director
Duane G. Debs	Date

/s/ David S. Bell	3/27/2002	Director
David S. Bell	Date

/s/ Peggy P. LoCicero	3/27/2002	Director
Peggy P. LoCicero	Date

/s/ Charles P. Howard	3/27/2002	Director
Charles P. Howard	Date

The foregoing includes all of the Board of Directors of West Suburban.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation – Incorporated by reference from Exhibits 3.1 of Form S-1 of West Suburban dated November 10, 1988, under Registration No. 33-25225

3.2	Form of Certificate of Amendment to Article of Incorporation – Incorporated by reference from Exhibit 3.2 of Form S-1 of West Suburban dated November 10, 1988, under Registration No. 33-25525

3.3

Certificate of Amendment to Articles of Incorporation dated May 10, 1990 – Incorporated by reference from Exhibit 3.3 of the Form 10-K of West Suburban dated March 28, 1991, Commission file No. 0-17609

3.4

Certificate of Amendment to Articles of Incorporation dated June 8, 1998 – Incorporated by reference from Exhibit 3.4 of the Form 10-K of West Suburban dated March 29, 1999, Commission file No. 0-17609

3.5	By-laws – Incorporated by reference from Exhibit 3.3 of Form S-1 of West Suburban dated November 10, 1988, Registration No. 33-25225

4.1	Specimen of Common Stock certificate – Incorporated by reference from Exhibit 4.1 of the Form 10-K of West Suburban dated March 29, 1999, Commission file No. 0-17609

4.2	Articles of Incorporation of West Suburban (see Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 above)

4.3	By-laws of West Suburban (see Exhibit 3.5 above)

10.1

Employment Agreement dated May 1, 1997 between West Suburban and Mr. Kevin J. Acker – Incorporated by reference from Exhibit 10.2 of Form 10-Q of West Suburban dated August 14, 1997, Commission File No. 0-17609

10.2

Employment Agreement dated May 1, 1997 between West Suburban and Mr. Keith W. Acker – Incorporated by reference from Exhibit 10.2 of Form 10-Q of West Suburban dated August 14, 1997, Commission File No. 0-17609

10.3

Employment Agreement dated May 1, 1997 between West Suburban and Mr. Duane G. Debs – Incorporated by reference from Exhibit 10.2 of Form 10-Q of West Suburban dated August 14, 1997, Commission File No. 0-17609

10.4

Employment Agreement dated May 1, 1997 between West Suburban and Mr. Michael P. Brosnahan – Incorporated by reference from Exhibit 10.2 of Form 10-Q of West Suburban dated August 14, 1997, Commission File No. 0-17609

Exhibit Number	Description

10.5

Form of Amended Deferred Compensation Agreement between West Suburban and Messrs. Kevin J. Acker, Keith W. Acker, Duane G. Debs and Michael P. Brosnahan – Incorporated by reference from Exhibit 10.5 of Form 10-Q of West Suburban dated August 14, 1997, Commission File No. 0-17609

10.6

Employment Agreement dated December 24, 1998 between West Suburban and Mr. James Chippas – Incorporated by reference from Exhibit 10.6 of Form 10-K of West Suburban dated March 29, 1999, Commission File No. 0-17609

10.7

Form of Amendment to Employment Agreement dated January 21, 1999 between West Suburban and Messrs. Kevin J. Acker, Keith W. Acker, Duane G. Debs and Michael P. Brosnahan – Incorporated by reference from Exhibit 10.7 of Form 10-K of West Suburban dated March 29, 1999, Commission File No. 0-17609

10.8	Employment Agreement dated January 1, 2001 between West Suburban and Mr. Daniel P. Grotto

13	Annual Report to Shareholders of West Suburban for fiscal year ended December 31, 2001

21	Subsidiaries of Registrant