Form 10-Q
period 2002-03-31
WEST SUBURBAN BANCORP INC
filed 2002-05-14
CIK 805080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For transition period from                   to                   .

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

Indicate the number of shares outstanding of each of the Issuer’s class of common stock as of the latest practicable date.

15,000,000 shares of Common Stock, no par value, were authorized and 432,495 shares of Common Stock were issued and outstanding as of May 1, 2002.

WEST SUBURBAN BANCORP, INC.

Form 10-Q Quarterly Report

Special Note Concerning Forward-Looking Statements

This document (including information incorporated by reference) contains, and future oral and written statements of the Company and its management may contain, forward-looking statements within the meaning of such term in the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of West Suburban Bancorp, Inc. (“West Suburban”) and West Suburban Bank (the “Bank” and collectively with West Suburban and its other subsidiaries, the “Company”). Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

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

•                                          The economic impact of the terrorist attacks that occurred on September 11th, as well as any future threats and attacks and the response of the United States to any such threats and attacks.

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

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company’s financial results, is included in the Company’s other filings with the Securities and Exchange Commission.

PART I

ITEM 1.  FINANCIAL STATEMENTS

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(UNAUDITED)

	March 31, 2002	December 31, 2001
Assets
Cash and due from banks	$48,450	$32,870
Federal funds sold	923	14,206
Total cash and cash equivalents	49,373	47,076
Securities
Available for sale (amortized cost of $217,445 in 2002 and $147,181 in 2001)	214,373	147,847
Held to maturity (fair value of $109,948 in 2002 and $121,364 in 2001)	110,218	120,968
Total securities	324,591	268,815
Loans, less allowance for loan losses of $12,514 in 2002 and $12,262 in 2001	1,079,263	1,093,376
Premises and equipment, net	44,749	43,877
Other real estate	1,410	1,410
Accrued interest and other assets	18,976	19,005
Total assets	$1,518,362	$1,473,559

Liabilities and shareholders’ equity
Deposits
Noninterest-bearing demand	$142,238	$148,044
Interest-bearing	1,209,937	1,161,676
Total deposits	1,352,175	1,309,720
Federal funds purchased	6,500	—
Accrued interest and other liabilities	15,070	18,824
Total liabilities	1,373,745	1,328,544

Common stock in ESOP subject to contingent repurchase obligation	40,639	40,645

Shareholders’ equity
Common stock, no par value; 15,000,000 shares authorized; 432,495 shares issued and outstanding	3,457	3,457
Surplus	38,066	38,066
Retained earnings	104,947	103,091
Accumulated other comprehensive (loss) income	(1,853)	401
Amount reclassified on ESOP shares	(40,639)	(40,645)
Total shareholders’ equity	103,978	104,370
Total liabilities and shareholders’ equity	$1,518,362	$1,473,559

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

(Dollars in thousands, except per share data)

(UNAUDITED)

	2002	2001
Interest income
Loans, including fees	$17,735	$22,381
Securities
Taxable	3,097	3,702
Exempt from federal income tax	327	331
Federal funds sold	112	294
Commercial paper	—	32
Total interest income	21,271	26,740

Interest expense
Deposits	6,874	11,795
Other	52	61
Total interest expense	6,926	11,856
Net interest income	14,345	14,884
Provision for loan losses	1,125	375
Net interest income after provision for loan losses	13,220	14,509

Noninterest income
Service fees on deposit accounts	1,013	873
Debit card fees	338	277
Net realized gains on securities transactions	369	36
Write-down of carrying value of securities available for sale	—	(383)
Net gain on sales of loans held for sale	176	43
Other	1,175	1,398
Total noninterest income	3,071	2,244

Noninterest expense
Salaries and employee benefits	4,950	4,731
Occupancy	996	1,015
Furniture and equipment	1,179	1,120
Advertising and promotion	283	208
Other	1,577	1,430
Total noninterest expense	8,985	8,504

Income before income taxes	7,306	8,249
Income tax expense	2,207	2,534
Net income	$5,099	$5,715

Earnings per share (432,495 shares outstanding)	$11.79	$13.21

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

(Dollars in thousands, except per share data)

(UNAUDITED)

	Common Stock and Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Amount Reclassified on ESOP Shares	Total Share- holders’ Equity	Common Stock in ESOP Subject to Contingent Repurchase Obligation
Balance, January 1, 2001	$41,523	$100,208	$(1,963)	$(37,644)	$102,124	$37,644

Comprehensive income
Net income	—	5,715	—	—	5,715	—
Change in unrealized gain (loss) on available for sale securities, net of reclassification and tax effects	—	—	1,669	—	1,669	—
Total comprehensive income	—	—	—	—	7,384	—
Cash dividends declared - $7.50 per share	—	(3,244)	—	—	(3,244)	—
Reclassification due to change in fair value of stock subject to contingent repurchase obligation	—	—	—	(59)	(59)	59
Balance, March 31, 2001	$41,523	$102,679	$(294)	$(37,703)	$106,205	$37,703

	Common Stock and Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Amount Reclassified on ESOP Shares	Total Share- holders’ Equity	Common Stock in ESOP Subject to Contingent Repurchase Obligation
Balance, January 1, 2002	$41,523	$103,091	$401	$(40,645)	$104,370	$40,645

Comprehensive income
Net income	—	5,099	—	—	5,099	—
Change in unrealized gain (loss) on available for sale securities, net of reclassification and tax effects	—	—	(2,254)	—	(2,254)	—
Total comprehensive income	—	—	—	—	2,845	—
Cash dividends declared - $7.50 per share	—	(3,243)	—	—	(3,243)	—
Reclassification due to change in fair value of stock subject to contingent repurchase obligation	—	—	—	6	6	(6)
Balance, March 31, 2002	$41,523	$104,947	$(1,853)	$(40,639)	$103,978	$40,639

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

(Dollars in thousands)

(UNAUDITED)

	2002	2001
Cash flows from operating activities
Net income	$5,099	$5,715
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	951	937
Provision for loan losses	1,125	375
Deferred income tax benefit	(230)	(143)
Net premium amortization and discount accretion of securities	150	(36)
Net realized gains on securities transactions	(369)	(36)
Write-down of carrying value of securities available for sale	—	383
Federal Home Loan Bank stock dividends	(64)	(83)
Net gain on sales of loans held for sale	(176)	(43)
Sales of loans held for sale	14,748	4,163
Origination of loans held for sale	(11,157)	(2,713)
Net gain on sales of premises and equipment	(8)	(1)
Decrease (increase) in accrued interest and other assets	1,981	(915)
Increase in accrued interest and other liabilities	572	3,470
Net cash provided by operating activities	12,622	11,073
Cash flows from investing activities
Securities available for sale
Sales	80,752	—
Maturities and calls	7,075	16,225
Purchases	(157,795)	(7,207)
Securities held to maturity
Maturities and calls	20,212	56,849
Purchases	(9,475)	(2,000)
Net decrease (increase) in loans	9,573	(34,047)
Purchases of premises and equipment	(1,858)	(694)
Sales of premises and equipment	43	1
Investment in company-owned life insurance policies	(238)	(26)
Net cash (used in) provided by investing activities	(51,711)	29,101
Cash flows from financing activities
Net increase in deposits	42,455	20,670
Increase in federal funds purchased	6,500	—
Dividends paid	(7,569)	(7,569)
Net cash provided by financing activities	41,386	13,101
Net increase in cash and cash equivalents	2,297	53,275
Beginning cash and cash equivalents	47,076	61,267
Ending cash and cash equivalents	$49,373	$114,542

Supplemental disclosures
Cash paid for
Interest	$7,455	$12,615
Income taxes	300	—
Other real estate acquired through loan foreclosures	—	174

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of West Suburban Bancorp, Inc. (“West Suburban”) and West Suburban Bank (the “Bank” and collectively with West Suburban, the “Company”). Significant intercompany accounts and transactions have been eliminated. The unaudited interim consolidated financial statements are prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual financial statements have been omitted. The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the latest Annual Report on Form 10-K filed by the Company. The condensed consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. Certain amounts reported in prior periods have been reclassified to conform to the 2002 presentation.

NOTE 2 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK - (dollars in thousands)

Unused lines of credit and other commitments to extend credit not reflected in the financial statements are as follows:

	March 31, 2002			December 31, 2001
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Home equity lines	$—	$176,339	$176,339	$—	$161,824	$161,824
Commercial loans	13,866	184,955	198,821	12,399	185,304	197,703
Mortgage loans	8,485	1,985	10,470	12,806	4,470	17,276
Letters of credit	—	18,547	18,547	—	20,736	20,736
Check credit loans	116	—	116	116	—	116
Credit card lines	—	83,042	83,042	—	58,974	58,974
Total	$22,467	$464,868	$487,335	$25,321	$431,308	$456,629

Fixed rate commercial loans at March 31, 2002 generally had interest rates ranging from 4.500% to 15.500% with terms ranging from 1 to 15 years. Similarly, fixed rate mortgage loan commitments at March 31, 2002 generally had interest rates ranging from 6.625% to 7.375% with terms ranging from 10 to 30 years. Fixed rate check credit loans had an interest rate of 18.00% as of March 31, 2002.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“Statement”) 141, “Business Combinations,” which requires that all business combinations initiated after June 30, 2001 be accounted for under a single accounting method, the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement 141 will have no effect on the Company’s financial statements unless the Company enters into a business combination transaction.

In July 2001, the FASB also issued Statement 142, “Goodwill and Other Intangible Assets,” which generally requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment and written down if impaired. However, the goodwill arising from certain transactions (including goodwill arising from the acquisition of financially troubled institutions accounted for under the guidance in Statement 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,”) is excluded from the scope of Statement 142. Accordingly, the Company’s goodwill will continue to be amortized to earnings.

NOTE 4 - COMMON STOCK IN ESOP SUBJECT TO CONTINGENT REPURCHASE OBLIGATION

At March 31, 2002 and December 31, 2001, the ESOP held 76,104 and 75,972 shares of Company common stock, respectively, and substantially all shares held by the ESOP were allocated to the accounts maintained for participants. Participants who elect to receive their benefit payments in the form of Company common stock may require the Company to purchase the common stock distributed at fair value during two 60-day periods. The first purchase period begins on the distribution date and the second purchase period begins on the first anniversary of the distribution date. This contingent repurchase obligation is reflected in the Company’s financial statements as “Common stock in ESOP subject to contingent repurchase obligation” and reduces shareholders’ equity by an amount that represents the independently appraised fair value of all the Company common stock held by the ESOP, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares. At March 31, 2002 and December 31, 2001, this contingent repurchase obligation reduced shareholders’ equity by $40,639 and $40,645, respectively. The Company believes that the ESOP will continue to have a sufficient amount of cash to distribute benefit payments to former employees and that the exercise of the right of former employees to cause the Company to purchase Company common stock is unlikely.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BALANCE SHEET ANALYSIS

Asset Distribution. Total consolidated assets at March 31, 2002 increased 3.0% from December 31, 2001. Increases in securities available for sale were the largest component of the increase in total assets and were partially offset by decreases in federal funds sold and loans. Total year-to-date average assets at March 31, 2002 increased 4.7% from 2001. Asset growth was funded primarily by higher levels of deposits.

Cash and cash equivalents at March 31, 2002 increased 4.9% from December 31, 2001. Increases in cash and due from banks were offset by a decrease in federal funds sold.

The Company’s available for sale portfolio increased 45.0% during the first three months of 2002. The Company made a significant investment in U.S. government securities, which was partially offset by sales of corporate securities. The Company recorded approximately $.4 million from gains on securities transactions. These gains included approximately $.3 million of recoveries on securities written off in 1998. The Company’s held to maturity portfolio decreased 8.9% during the first three months of 2002. During this same period, the Company’s accumulated other comprehensive income declined $2.3 million.

The Company’s objectives in managing the securities portfolio include maximizing yield over an entire interest rate cycle while providing liquidity. Aggregate holdings in securities at March 31, 2002 increased 20.7% from December 31, 2001, primarily due to the significant increase in securities available for sale. Increasing holdings in securities available for sale has allowed the Company to maintain an adequate level of liquidity while realizing higher yields compared to alternative investments including federal funds sold.

Total loans outstanding at March 31, 2002 decreased 1.3% from December 31, 2001 primarily due to a decrease in the commercial loan portfolio of $15.5 million. This was primarily due to the reduction of amounts outstanding under available lines to commercial loan customers. Total average loans outstanding increased 5.3% in the first quarter of 2002 compared to the first quarter of 2001 primarily due to a more favorable rate environment and continued economic and demographic growth in the Company’s market area.

Allowance for Loan Losses and Asset Quality.  The Company’s provision for loan losses is based on management’s quarterly evaluations of the adequacy of the allowance for loan losses. In these evaluations, management considers numerous factors including, but not limited to, historical loan loss experience, the nature and volume of the loan portfolio, information about specific borrower situations and estimated collateral values and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur.

The provision for loan losses increased 200.0% in the quarter ended March 31, 2002 compared to March 31, 2001. The Company’s provision for loan losses reflected management’s evaluation of the loan portfolio within the context of the factors previously discussed. The increase was primarily the result of increasing levels of nonperforming loans and net loan charge-offs. Net loan charge-offs were $.9 million and $.1 million for the quarters ended March 31, 2002 and 2001, respectively.

The ratio of the allowance for loan losses to total loans outstanding was 1.15% and 1.11% at March 31, 2002 and December 31, 2001, respectively. Nonperforming loans at March 31, 2002 increased 23.6% from December 31, 2001, respectively. Most of the nonperforming loan amounts at March 31, 2002 and December 31, 2001 relate to two borrowing relationships. The accrual status of loans past due over 90 days still on accrual is based on management’s evaluation of the respective collateral values and collection efforts. Collateral for nonperforming loans primarily consists of real estate. The allowance for loan losses as of March 31, 2002 and December 31, 2001 was 66.3% and 80.2% of nonperforming loans at March 31, 2002 and December 31, 2001, respectively.

The following table presents an analysis of the Company’s nonperforming loans and other real estate as of the dates indicated (dollars in thousands):

	March 31, 2002	December 31, 2001
Loans past due over 90 days still on accrual	$5,777	$11,338
Nonaccrual loans	13,109	3,945
Total nonperforming loans	$18,886	$15,283
Nonperforming loans as a percent of total loans	1.7%	1.4%
Other real estate	$1,410	$1,410

The following table presents an analysis of the Company’s provision for loan losses for the periods stated (dollars in thousands):

	2002	2001
	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Provision-quarter	$1,125	$1,775	$425	$375	$375
Provision-year to date	1,125	2,950	1,175	750	375
Net chargeoffs-quarter	874	1,797	158	71	61
Net chargeoffs-year to date	874	2,087	290	132	61
Allowance at period end	12,514	12,262	12,284	12,017	11,713
Allowance to period end total loans	1.2%	1.1%	1.2%	1.1%	1.1%

Liability Distribution.  Total liabilities at March 31, 2002 increased 3.4% from December 31, 2001. The increase in total liabilities was primarily the result of an increase in interest-bearing deposits with the exception of time deposits $100,000 and greater. Management believes the growth in NOW, money market checking and savings reflects the tendency of its customers to maintain a higher level of short-term liquid investments during periods of low interest rates. Management believes the growth in time deposits less than $100,000 was partially due to the Company offering a promotional 40th anniversary time deposit. This promotion generated approximately $21.9 million of time deposits as of March 31, 2002.

Balances in the Company’s major categories of deposits are summarized in the following table (dollars in thousands):

	March 31, 2002	December 31, 2001	Dollar Change	Percent Change
Noninterest-bearing demand	$142,238	$148,044	$(5,806)	(3.9)%
NOW	267,089	251,580	15,509	6.2%
Money market checking	231,941	228,131	3,810	1.7%
Savings	331,487	309,744	21,743	7.0%
Time deposits
Less than $100,000	299,445	288,083	11,362	3.9%
$100,000 and greater	79,975	84,138	(4,163)	(4.9)%
Total	$1,352,175	$1,309,720	$42,455	3.2%

The Company plans to open a new branch in Oswego, Illinois in the near future, in order to attract new deposits and enhance the Company’s bank branch network. During 2002, average balances in interest-bearing deposits and noninterest-bearing demand deposits increased $50.2 million and $13.8 million, respectively, compared to the first quarter of 2001.

CAPITAL RESOURCES

Shareholders’ equity at March 31, 2002 decreased .4% from December 31, 2001 as a result of $5.1 million of net income for the year, reduced by dividends declared of $3.2 million and a decrease in the fair value of securities available for sale of $2.3 million, net of taxes.

The Company’s capital ratios as well as those of the Bank as of March 31, 2002 are presented below. All capital ratios are in excess of the regulatory capital requirements which call for a minimum total risk-based capital ratio of 8% for the Company and the Bank, a minimum Tier 1 risk-based capital ratio of 4% for the Company and the Bank and a minimum leverage ratio (3% for the most highly rated banks and bank holding companies that do not expect significant growth; all other institutions are required to maintain a minimum leverage capital ratio of 4% to 5% depending on their particular circumstances and risk and growth profiles) for the Company and the Bank. Bank holding companies and their subsidiaries are generally expected to operate at or above the minimum capital requirements. The ratios shown below are in excess of regulatory minimums and should allow the Company and the Bank to operate without significant capital adequacy concerns.

The following table sets forth the regulatory capital ratios of the Company and the Bank at March 31, 2002:

	Total Risk-Based Capital	Tier 1 Risk-Based Capital	Leverage Capital
West Suburban Bancorp, Inc.	12.0%	11.1%	9.8%
West Suburban Bank	10.9%	9.9%	8.9%

Management has been advised that as of March 31, 2002 and December 31, 2001, the Bank was categorized as a “well-capitalized” institution.  The Company’s capital ratios were also well in excess of the required levels as of March 31, 2002 and December 31, 2001.  In accordance with applicable federal regulations, the appraised fair value of the Company’s common stock owned by the ESOP is included in Tier 1 capital.

LIQUIDITY

Effective liquidity management ensures there is sufficient cash flow to satisfy demand for credit, deposit withdrawals and to take advantage of earnings enhancement opportunities. A large, stable core deposit base and strong capital position are the solid foundation for the Company’s liquidity position. Liquidity is enhanced by a securities portfolio structured to provide liquidity as needed. Additionally, the Company maintains lines of credit to purchase federal funds in the amount of $85 million from other financial institutions as well as an additional line of credit of approximately $91 million at the Federal Home Loan Bank of Chicago. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity and maturity schedules of earning assets and liabilities.

Generally, the Company uses cash and cash equivalents and securities available for sale to meet its liquidity needs. As of March 31, 2002 and December 31, 2001, liquid assets represented 17.4% and 13.2% of total assets, respectively. During 2002, the Company’s cash and cash equivalents increased $2.3 million. Net cash provided by operating activities was $12.6 million, while net cash used in investing activities was $51.7 million. The net cash used in investing activities was primarily used to purchase securities available for sale. Net cash flows provided by financing activities was $41.4 million. Management expects operations to be a continuing source of cash flows in the future.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Net Income.  The Company’s net income for the first quarter of 2002 decreased 10.8% compared to the first quarter of 2001 primarily due to a $.8 million increase in the provision for loan losses. Net interest income decreased $.5 million and total noninterest expense increased $.5 million. These increases to expense and decreases to income were partially offset by an increase to total noninterest income of $.8 million and a decrease in income tax expense of $.3 million.

Net interest income is the primary source of income for the Company. Net interest income is the difference between interest income earned on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income is affected by changes in the volume and yield on earning assets and the volume and rates on interest-bearing liabilities. Interest-earning assets consist of federal funds sold, commercial paper, securities and loans. Interest-bearing liabilities primarily consist of deposits. The net interest margin is the percentage of tax equivalent net interest income to average earning assets. The Company’s net interest margin for the first quarter of 2002 decreased to 4.25% compared to 4.62% for the first quarter of 2001.

Interest Income.  Total interest income, on a tax equivalent basis, for the first quarter of 2002 decreased 20.3% compared to the first quarter of 2001 primarily due to declining yields on the loan portfolio. Average loans for the period increased 5.3% and the average yields on the loan portfolio decreased 218 basis points. This was primarily due to the declining yields on the commercial loan portfolio. The majority of commercial loans have adjustable rates that are tied to one of a number of interest rate indices. Generally, these interest rate indices have declined due to the significant reduction in interest rates during 2001. Yields on home equity lines of credit, which vary with the prime rate, decreased 526 basis points at March 31, 2002 compared to March 31, 2001. The average prime rate during the first quarter of 2002 was 4.75% compared to 8.62% in the first quarter of 2001. The yield on average interest-earning assets in the first quarter of 2002 decreased 197 basis points to 6.28% compared to 8.25% in the first quarter of 2001.

Interest Expense.  Total interest expense for the first quarter of 2002 decreased 41.6% compared to the first quarter of 2001. Interest on deposits, which accounted for substantially all of this decrease, decreased primarily due to lower interest rates. During this period, the Company lowered interest rates on all categories of deposits in response to the significant decline in market rates. The yield on interest-bearing deposits for the first quarter of 2002 decreased 187 basis points to 2.38% compared to 4.25% for the first quarter of 2001.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities on a tax equivalent basis for the three-month period ended March 31, 2002, as compared to the same period in 2001 (dollars in thousands):

	Change due to
	Volume	Rate	Change
Interest Income
Federal funds sold	$45	$(227)	$(182)
Commercial paper	(32)	—	(32)
Securities	(96)	(515)	(611)
Loans	895	(5,545)	(4,650)
Total interest income	812	(6,287)	(5,475)
Interest Expense
Interest-bearing deposits	(449)	(4,472)	(4,921)
Other interest bearing liabilities	6	(15)	(9)
Total interest expense	(443)	(4,487)	(4,930)
Net interest income	$1,255	$(1,800)	$(545)

The following table presents an analysis of the Company’s year to date average interest-earning assets, interest-bearing liabilities and noninterest-bearing demand deposits, for the quarters ended as of the dates indicated (dollars in thousands):

	2002	2001
	March 31	December 31	September 30	June 30	March 31
Federal funds sold	$37,938	$20,570	$19,967	$20,680	$22,560
Commercial paper	—	1,521	2,034	3,068	2,288
Securities	260,335	261,330	264,150	263,371	267,276
Loans	1,087,625	1,065,944	1,059,130	1,052,703	1,032,697
Total interest-earning assets	$1,385,898	$1,349,365	$1,345,281	$1,339,822	$1,324,821

Noninterest-bearing demand deposits	$139,807	$134,219	$131,540	$128,873	$126,036
Interest-bearing deposits	1,176,777	1,141,645	1,140,950	1,138,481	1,126,621
Total deposits	$1,316,584	$1,275,864	$1,272,490	$1,267,354	$1,252,657
Total interest-bearing liabilities	$1,181,275	$1,145,202	$1,144,675	$1,142,118	$1,130,594

Provision for Loan Losses.  The Company’s provision for loan losses increased 200.0% in the first quarter of  2002 compared to the first quarter of 2001. A more detailed discussion concerning the allowance for loan losses is presented in the “Allowance for Loan Losses and Asset Quality” section of this report.

Noninterest Income. Total noninterest income increased 36.9% in the first quarter of 2002 compared to the first quarter of 2001. This was primarily the result of increases in net realized gains on securities transactions of $.3 million, service fees on deposit accounts of $.1 million and net gain on sales of loans held for sale of $.1 million. These increases were offset by a decrease in other noninterest income of $.2 million primarily due to reduced recoveries in prior years’ expenses incurred in connection with a problem loan, and reduced mortgage application fees during this period. Additionally, during the first quarter of 2001, the Company wrote down its investment in debt securities issued by FINOVA Group, Inc. after it made a determination that the value of the debt securities had become impaired. These impairment losses totaled $.4 million in the first quarter of 2001.

Noninterest Expense.  Total noninterest expense increased 5.7% in the first quarter of 2002 compared to the first quarter of 2001, primarily as a result of increases in salary and employee benefits due to normal salary increases along with the opening of the South Elgin and Chicago Avenue facilities. Advertising and promotion expense increased during this period primarily due to new advertising initiatives that are intended to promote the Company’s brand and image. Other noninterest expense increased primarily because the amount of noninterest expense for the 2001 period reflected the benefit of a significant recovery realized during the period.

Income Taxes.  Income tax expense decreased 12.9% in the first quarter of 2002 compared to the first quarter of 2001 primarily due to lower pre-tax income. The effective tax rates for the first quarter of 2002 and 2001 were 30.2% and 30.7%, respectively.

RECENT REGULATORY DEVELOPMENTS

On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”).  Among its other provisions, the USA PATRIOT Act requires each financial institution to establish an anti-money laundering program, due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks.  The USA PATRIOT Act also requires the Secretary of the Treasury to prescribe, by regulations to be issued jointly with the federal banking regulators and certain other agencies, minimum standards that financial institutions must follow to verify the identity of customers, both foreign and domestic, when a customer opens an account.  In addition, the USA PATRIOT Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations suspected of engaging in terrorist acts or money laundering activities.

During 2002, the Financial Crimes Enforcement Network, a bureau of the Department of the Treasury, issued proposed and interim regulations as mandated by the USA PATRIOT Act that: (i) prohibit certain financial institutions from providing correspondent accounts to foreign shell banks; (ii) require such financial institutions to take reasonable steps to ensure that correspondent accounts provided to foreign banks are not being used to indirectly provide banking services to foreign shell banks; (iii) require certain financial institutions that provide correspondent accounts to foreign banks to maintain records of the ownership of such foreign banks and their agents in the United States; (iv) require the termination of correspondent accounts of foreign banks that fail to turn over their account records in response to a lawful request from the Secretary of the Treasury or the Attorney General; (v) encourage information sharing among financial institutions and federal law enforcement agencies to identify, prevent, deter and report money laundering and terrorist activity; and (vi) confirm that compliance by banks with the anti-money laundering regulations of their federal regulator satisfies the anti-money laundering requirements of the USA PATRIOT Act.  To date, it has not been possible to predict the impact the USA PATRIOT ACT and its implementing regulations may have on the Company or the Bank in the future.

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

Movements in general market interest rates are a key element in changes in the net interest margin. The Company’s policy is to manage its balance sheet so that fluctuations in the net interest margin are minimized regardless of the level of interest rates, although the net interest margin does vary somewhat due to management’s response to increasing competition from other financial institutions.

Listed below are the balances in the major categories of the rate sensitive assets and liabilities that are subject to repricing as of March 31, 2002 (dollars in thousands):

	Three Months or Less	Over Three Months to Twelve Months	Over One Year to Five Years	Over Five Years	Total
Rate sensitive assets
Federal funds sold	$923	$—	$—	$—	$923
Securities	23,913	10,498	223,721	66,459	324,591
Loans	481,786	78,655	410,675	120,661	1,091,777
Total	$506,622	$89,153	$634,396	$187,120	$1,417,291

Rate sensitive liabilities
NOW	$267,089	$—	$—	$—	$267,089
Money market checking	231,941	—	—	—	231,941
Savings	331,487	—	—	—	331,487
Time deposits
Less than $100,000	58,625	189,942	50,878	—	299,445
$100,000 and over	22,910	49,831	7,234	—	79,975
Federal funds purchased	6,500	—	—	—	6,500
Total	$918,552	$239,773	$58,112	$—	$1,216,437

Interest sensitivity gap	$(411,930)	$(150,620)	$576,284	$187,120	$200,854
Cumulative interest sensitivity gap	(411,930)	(562,550)	13,734	200,854
Cumulative interest-earning assets to cumulative interest-bearing liabilities	55.2%	51.4%	101.1%	116.5%
Cumulative interest sensitivity gap to total assets	(27.1)%	(37.0)%	0.9%	13.2%

Included in “Three Months or Less” rate sensitive liabilities are all NOW, money market checking and savings deposits that management considers more core deposit in nature than time deposits. Approximately $130.5 million of securities are callable in 2002 and are included in the previous table based upon their contractual terms. Most of these callable securities were issued by U.S. government agencies.

While the shorter term negative GAP position represents a potential adverse impact on the Company’s net interest income position in periods of rising interest rates, the same position generally results in a favorable impact when interest rates remain constant or decline.

As reflected in the Company’s Asset and Liability Policy, the Company generally attempts to maintain a ratio (as adjusted) of cumulative interest-earning assets to cumulative interest-bearing liabilities of at least 60% and not more than 120% for the twelve-month time frame. Although, the ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities for the twelve-month time frame at March 31, 2002 was outside the guidelines in the Company’s Asset and Liability Policy, the Company believes that the calculation (which categorizes all NOW, money market and savings deposits as maturing within three months or less) does not properly reflect the stability and core nature of the Company’s NOW, money market and savings deposits.

The previous table does not necessarily indicate the future impact of general interest rate movements on the Company’s net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, assets and liabilities indicated as repricing within the same period may in fact reprice at different times and at different rate levels. Assets and liabilities are reported in the earliest time frame in which maturity or repricing may occur. The interest rate sensitivity position of the Company within the twelve-month time frame at March 31, 2002 reflects cumulative interest-earning assets compared to cumulative interest-bearing liabilities of 51.4% and cumulative interest-earning assets that reprice or mature within one year compared to similarly sensitive liabilities of negative 37.0% of total assets.

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

Listed below are the Company’s projected changes in net interest income over a twelve-month horizon for the various rate shock levels as of the periods indicated (dollars in thousands):

March 31, 2002	Amount	Dollar Change	Percent Change
+200 basis points	$47,058	$(11,503)	(19.6)%
+100 basis points	52,876	(5,685)	(9.7)%
Base	58,561	—	—
-100 basis points	55,231	(3,330)	(5.7)%
-200 basis points	50,044	(8,517)	(14.5)%

December 31, 2001	Amount	Dollar Change	Percent Change
+200 basis points	$46,016	$(9,589)	(17.2)%
+100 basis points	50,894	(4,711)	(8.5)%
Base	55,605	—	—
-100 basis points	52,210	(3,395)	(6.1)%
-200 basis points	46,711	(8,894)	(16.0)%

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

Date: May 14, 2002
/s/ Kevin J. Acker
KEVIN J. ACKER
CHAIRMAN OF THE BOARD

/s/ Duane G. Debs
DUANE G. DEBS
PRESIDENT AND CHIEF FINANCIAL OFFICER