Form 10-Q
period 2002-06-30
WEST SUBURBAN BANCORP INC
filed 2002-08-13
CIK 805080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2002

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

15,000,000 shares of Common Stock, no par value, were authorized and 432,495 shares of Common Stock were issued and outstanding as of August 1, 2002.

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

PART I

ITEM 1.      FINANCIAL STATEMENTS

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(UNAUDITED)

	June 30, 2002	December 31, 2001
Assets
Cash and due from banks	$56,019	$32,870
Federal funds sold	28,172	14,206
Total cash and cash equivalents	84,191	47,076
Securities
Available for sale (amortized cost of $200,503 in 2002 and $147,181 in 2001)	202,562	147,847
Held to maturity (fair value of $98,168 in 2002 and $121,364 in 2001)	97,315	120,968
Total securities	299,877	268,815
Loans, less allowance for loan losses of $12,408 in 2002 and $12,262 in 2001	1,107,627	1,093,376
Premises and equipment, net	44,792	43,877
Other real estate	1,989	1,410
Accrued interest and other assets	17,005	19,005
Total assets	$1,555,481	$1,473,559

Liabilities and shareholders’ equity
Deposits
Noninterest-bearing demand	$152,051	$148,044
Interest-bearing	1,240,878	1,161,676
Total deposits	1,392,929	1,309,720
Accrued interest and other liabilities	13,573	18,824
Total liabilities	1,406,502	1,328,544

Common stock in ESOP subject to contingent repurchase obligation	41,517	40,645

Shareholders’ equity
Common stock, no par value; 15,000,000 shares authorized; 432,495 shares issued and outstanding	3,457	3,457
Surplus	38,066	38,066
Retained earnings	106,214	103,091
Accumulated other comprehensive income	1,242	401
Amount reclassified on ESOP shares	(41,517)	(40,645)
Total shareholders’ equity	107,462	104,370
Total liabilities and shareholders’ equity	$1,555,481	$1,473,559

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

(Dollars in thousands, except per share data)

(UNAUDITED)

	2002	2001
Interest income
Loans, including fees	$35,307	$43,704
Securities
Taxable	6,913	7,179
Exempt from federal income tax	621	670
Federal funds sold	190	512
Commercial paper	—	100
Total interest income	43,031	52,165

Interest expense
Deposits	13,944	22,622
Other	70	90
Total interest expense	14,014	22,712
Net interest income	29,017	29,453
Provision for loan losses	2,150	750
Net interest income after provision for loan losses	26,867	28,703

Noninterest income
Service fees on deposit accounts	2,225	1,828
Debit card fees	740	615
Net realized gains on securities transactions	386	5
Write-down of carrying value of securities available for sale	—	(1,012)
Net gain on sales of loans held for sale	285	142
Other	2,148	2,631
Total noninterest income	5,784	4,209

Noninterest expense
Salaries and employee benefits	9,945	9,556
Occupancy	1,767	1,768
Furniture and equipment	2,273	2,285
Advertising and promotion	839	433
Other	3,381	3,126
Total noninterest expense	18,205	17,168

Income before income taxes	14,446	15,744
Income tax expense	4,620	4,894
Net income	$9,826	$10,850

Earnings per share (432,495 shares outstanding)	$22.72	$25.09

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

(Dollars in thousands, except per share data)

(UNAUDITED)

	2002	2001
Interest income
Loans, including fees	$17,572	$21,323
Securities
Taxable	3,815	3,477
Exempt from federal income tax	294	340
Federal funds sold	79	218
Commercial paper	—	68
Total interest income	21,760	25,426

Interest expense
Deposits	7,070	10,827
Other	38	50
Total interest expense	7,108	10,877
Net interest income	14,652	14,549
Provision for loan losses	1,025	375
Net interest income after provision for loan losses	13,627	14,174

Noninterest income
Service fees on deposit accounts	1,211	955
Debit card fees	402	338
Net realized gains on securities transactions	17	5
Write-down of carrying value of securities available for sale	—	(629)
Net gain on sales of loans held for sale	109	99
Other	1,084	1,299
Total noninterest income	2,823	2,067

Noninterest expense
Salaries and employee benefits	4,996	4,824
Occupancy	882	854
Furniture and equipment	1,094	1,166
Advertising and promotion	556	225
Other	1,782	1,677
Total noninterest expense	9,310	8,746

Income before income taxes	7,140	7,495
Income tax expense	2,413	2,360
Net income	$4,727	$5,135

Earnings per share (432,495 shares outstanding)	$10.93	$11.88

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

(Dollars in thousands, except per share data)

(UNAUDITED)

	Common Stock and Surplus	Retained Earnings	Accumulated Other Compre - hensive Income (Loss)	Amount Reclassified on ESOP Shares	Total Share - holders’ Equity	Common Stock in ESOP Subject to Contingent Repurchase Obligation
Balance, January 1, 2001	$41,523	$100,208	$(1,963)	$(37,644)	$102,124	$37,644

Comprehensive income
Net income	—	10,850	—	—	10,850	—
Change in unrealized gain (loss) on available for sale securities, net of reclassification and tax effects	—	—	1,839	—	1,839	—
Total comprehensive income	—	—	—	—	12,689	—
Cash dividends declared - $15.00 per share	—	(6,487)	—	—	(6,487)	—
Reclassification due to change in fair value of stock subject to contingent repurchase obligation	—	—	—	(1,658)	(1,658)	1,658
Balance, June 30, 2001	$41,523	$104,571	$(124)	$(39,302)	$106,668	$39,302

	Common Stock and Surplus	Retained Earnings	Accumulated Other Compre - hensive Income (Loss)	Amount Reclassified on ESOP Shares	Total Share - holders’ Equity	Common Stock in ESOP Subject to Contingent Repurchase Obligation
Balance, January 1, 2002	$41,523	$103,091	$401	$(40,645)	$104,370	$40,645

Comprehensive income
Net income	—	9,826	—	—	9,826	—
Change in unrealized gain (loss) on available for sale securities, net of reclassification and tax effects	—	—	841	—	841	—
Total comprehensive income	—	—	—	—	10,667	—
Cash dividends declared - $15.50 per share	—	(6,703)	—	—	(6,703)	—
Reclassification due to change in fair value of stock subject to contingent repurchase obligation	—	—	—	(872)	(872)	872
Balance, June 30, 2002	$41,523	$106,214	$1,242	$(41,517)	$107,462	$41,517

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

(Dollars in thousands)

(UNAUDITED)

	2002	2001
Cash flows from operating activities
Net income	$9,826	$10,850
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,918	1,910
Provision for loan losses	2,150	750
Deferred income tax expense (benefit)	130	(271)
Net premium amortization of securities	230	47
Net realized gains on securities transactions	(386)	(5)
Write-down of carrying value of securities available for sale	—	1,012
Federal Home Loan Bank stock dividends	(120)	(156)
Net gain on sales of loans held for sale	(285)	(142)
Sales of loans held for sale	22,959	17,214
Origination of loans held for sale	(18,076)	(19,127)
Net gain on sales of premises and equipment	(8)	(3)
Net gain on sales of other real estate	—	(11)
Decrease (increase) in accrued interest and other assets	1,359	(946)
Decrease in accrued interest and other liabilities	(1,142)	(1,808)
Net cash provided by operating activities	18,555	9,314
Cash flows from investing activities
Securities available for sale
Sales	100,492	2,910
Maturities and calls	49,975	41,654
Purchases	(203,473)	(78,075)
Securities held to maturity
Maturities and calls	33,088	123,399
Purchases	(9,475)	(50,209)
Net increase in loans	(21,578)	(48,833)
Purchases of premises and equipment	(2,868)	(4,554)
Sales of premises and equipment	43	3
Proceeds from sale of other real estate	—	715
Investment in company-owned life insurance policies	(41)	(740)
Net cash used in investing activities	(53,837)	(13,730)
Cash flows from financing activities
Net increase in deposits	83,209	27,267
Dividends paid	(10,812)	(10,812)
Net cash provided by financing activities	72,397	16,455
Net increase in cash and cash equivalents	37,115	12,039
Beginning cash and cash equivalents	47,076	61,267
Ending cash and cash equivalents	$84,191	$73,306

Supplemental disclosures
Cash paid for
Interest	$15,756	$24,665
Income taxes	3,358	4,749
Other real estate acquired through loan foreclosures	579	327

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

NOTE 2 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK - (dollars in thousands)

Unused lines of credit and other commitments to extend credit not reflected in the financial statements are as follows:

	June 30, 2002			December 31, 2001
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Home equity lines	$—	$177,917	$177,917	$—	$161,824	$161,824
Commercial loans	10,912	187,234	198,146	12,399	185,304	197,703
Mortgage loans	6,805	3,256	10,061	12,806	4,470	17,276
Letters of credit	—	23,758	23,758	—	20,736	20,736
Check credit loans	118	—	118	116	—	116
Credit card lines	—	95,169	95,169	—	58,974	58,974
Total	$17,835	$487,334	$505,169	$25,321	$431,308	$456,629

Fixed rate commercial loan commitments at June 30, 2002 generally had interest rates ranging from 4.75% to 10.15% with terms ranging from 1 to 15 years. Fixed rate mortgage loan commitments at June 30, 2002 generally had interest rates ranging from 6.25% to 7.875% with terms ranging from 10 to 30 years. Fixed rate check credit loans had an interest rate of 18.00% as of June 30, 2002.

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

NOTE 4 - COMMON STOCK IN ESOP SUBJECT TO CONTINGENT REPURCHASE OBLIGATION

At June 30, 2002 and December 31, 2001, the ESOP held 76,318 and 75,972 shares of Company common stock, respectively, and substantially all shares held by the ESOP were allocated to the accounts maintained for participants. Participants who elect to receive their benefit payments in the form of Company common stock may require the Company to purchase the common stock distributed at fair value during two 60-day periods. The first purchase period begins on the distribution date and the second purchase period begins on the first anniversary of the distribution date. This contingent repurchase obligation is reflected in the Company’s financial statements as “Common stock in ESOP subject to contingent repurchase obligation” and reduces shareholders’ equity by an amount that represents the independently appraised fair value of all the Company common stock held by the ESOP, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares. At June 30, 2002 and December 31, 2001, this contingent repurchase obligation reduced shareholders’ equity by $41,517 and $40,645, respectively. The Company believes that the ESOP will continue to have a sufficient amount of cash to distribute benefit payments to former employees and that the exercise of the right of former employees to cause the Company to purchase Company common stock is unlikely.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BALANCE SHEET ANALYSIS

Asset Distribution. Total consolidated assets at June 30, 2002 increased 5.6% from December 31, 2001. An increase in securities available for sale was the largest component of the increase in total assets and was partially offset by a decrease in securities held to maturity. Total year-to-date average assets at June 30, 2002 increased 5.0% from December 31, 2001. Asset growth was funded primarily by higher levels of deposits.

Cash and cash equivalents at June 30, 2002 increased 78.8% from December 31, 2001. The increase in cash and due from banks was primarily the result of the end of the quarter occurring on a weekend. Increases in federal funds sold were partially due to available proceeds from maturing and called securities as well as increases in deposits.

The Company’s available for sale securities portfolio increased 37.0% during the first six months of 2002. The Company made a significant investment in U.S. government agency securities, which was partially offset by sales of corporate securities. Holdings of corporate debt securities decreased $88.3 million during the first six months of 2002 because of the Company’s concerns regarding the risk-adjusted credit quality of this category of investments. The Company recorded approximately $.4 million in net gains on securities transactions in 2002. These gains included approximately $.5 million of recoveries on securities written off in 1998 and losses of $.5 million on the sales of all holdings of debt securities issued by Comdisco, Inc. and Enron Corp., which were partially offset by gains on the sales of corporate and U.S. government agency securities. The Company’s held to maturity portfolio decreased 19.6% during the first six months of 2002, primarily due to calls of U.S. government agency securities. During the same period, the Company’s accumulated other comprehensive income increased $.8 million due to appreciation in the value of securities available for sale, net of deferred tax.

The Company’s objectives in managing the securities portfolio include maximizing yield over an entire interest rate cycle while providing liquidity. Aggregate holdings in securities at June 30, 2002 increased 11.6% from December 31, 2001, due to the significant increase in securities available for sale. Increased holdings in securities available for sale have allowed the Company to maintain an adequate level of liquidity while realizing higher yields compared to alternative investments.

The carrying value of the Company’s major categories of securities are summarized in the following table (dollars in thousands):

	June 30, 2002	December 31, 2001	Dollar Change	Percent Change
Securities available for sale
Corporate	$37,400	$125,728	$(88,328)	(70.3)%
U.S. government agencies and corporations	153,978	9,509	144,469	1,519.3
States and political subdivisions	1,778	411	1,367	332.6
Total debt securities	193,156	135,648	57,508	42.4
Preferred stock and other equity securities	9,406	12,199	(2,793)	(22.9)
Total securities available for sale	$202,562	$147,847	$54,715	37.0

Securities held to maturity
U.S. government agencies and corporations	$71,907	$93,524	$(21,617)	(23.1)
States and political subdivisions	25,408	27,444	(2,036)	(7.4)
Total securities held to maturity	$97,315	$120,968	$(23,653)	(19.6)%

Total loans outstanding at June 30, 2002 increased 1.3% from December 31, 2001 primarily due to an increase in the home equity loan portfolio of $17.7 million. Management believes this was primarily due to the increased promotional efforts for this product which included very competitive rates. Total average loans outstanding increased 3.5% in the first six months of 2002 compared to the first six months of 2001 primarily due to a more favorable rate environment and continued economic and demographic growth in the Company’s market area.

Balances in the Company’s major categories of loans are summarized in the following table (dollars in thousands):

	June 30, 2002	December 31, 2001	Dollar Change	Percent Change
Commercial	$314,499	$323,036	$(8,537)	(2.6)%
Consumer	11,702	10,514	1,188	11.3
Indirect automobile	102,245	102,183	62	0.1
Real estate
Residential	146,593	152,495	(5,902)	(3.9)
Commercial	199,308	195,800	3,508	1.8
Home Equity	163,637	145,972	17,665	12.1
Construction	168,166	157,328	10,838	6.9
Held for sale	1,242	5,840	(4,598)	(78.7)
Credit card	11,693	10,437	1,256	12.0
Other	950	2,033	(1,083)	(53.3)
Total	1,120,035	1,105,638	14,397	1.3
Allowance for loan losses	(12,408)	(12,262)	(146)	1.2
Loans, net	$1,107,627	$1,093,376	$14,251	1.3%

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

The provision for loan losses increased 186.7% for the six months ended June 30, 2002 compared to June 30, 2001. The Company’s provision for loan losses reflected management’s evaluation of the loan portfolio within the context of the factors previously discussed. The increase was primarily the result of increasing levels of nonperforming loans and net loan charge-offs. Net loan charge-offs were $2.0 million and $.1 million for the six months ended June 30, 2002 and 2001, respectively. The increase in net loan charge-offs was primarily due to charge-offs relating to two borrowing relationships during the first six months of 2002 totaling $1.5 million.

The ratio of the allowance for loan losses to total loans outstanding was 1.11% at June 30, 2002 and December 31, 2001. Nonperforming loans at June 30, 2002 increased 26.2% from December 31, 2001. Most of the nonperforming loan amounts relate to three commercial loan relationships at June 30, 2002 and two relationships at December 31, 2001. The accrual status of loans past due over 90 days still on accrual is based on management’s evaluation of the respective collateral values and collection efforts. Most of the nonperforming loans still on accrual status are secured by real estate.

The following table presents an analysis of the Company’s nonperforming loans and other real estate as of the dates indicated (dollars in thousands):

	June 30, 2002	December 31, 2001
Loans past due over 90 days still on accrual	$4,480	$11,338
Nonaccrual loans	14,814	3,945
Total nonperforming loans	$19,294	$15,283
Nonperforming loans as a percent of total loans	1.7%	1.4%
Allowance for loan losses as a percent of nonperforming loans	64.3%	80.2%
Other real estate	$1,989	$1,410

The following table presents an analysis of the Company’s provision for loan losses for the periods stated (dollars in thousands):

	2002		2001
	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
Provision-quarter	$1,025	$1,125	$1,775	$425	$375
Provision-year to date	2,150	1,125	2,950	1,175	750
Net chargeoffs-quarter	1,130	874	1,797	158	71
Net chargeoffs-year to date	2,004	874	2,087	290	132
Allowance at period end	12,408	12,514	12,262	12,284	12,017
Allowance to period end total loans	1.1%	1.2%	1.1%	1.2%	1.1%

Liability Distribution.  Total liabilities at June 30, 2002 increased 5.9% from December 31, 2001. The increase in total liabilities was primarily the result of an increase in interest-bearing deposits. Management believes the growth of NOW and savings deposits reflects the tendency of its customers to maintain a higher level of short-term liquid investments during periods of low interest rates. Management believes the growth in time deposits is directly correlated to promotional efforts and the uncertainty of financial markets. Beginning in February 2002, promotions have generated approximately $53.6 million of time deposit growth as of June 30, 2002.

Balances in the Company’s major categories of deposits are summarized in the following table (dollars in thousands):

	June 30, 2002	December 31, 2001	Dollar Change	Percent Change
Noninterest-bearing demand	$152,051	$148,044	$4,007	2.7%
NOW	270,450	251,580	18,870	7.5
Money market checking	223,978	228,131	(4,153)	(1.8)
Savings	337,883	309,744	28,139	9.1
Time deposits
Less than $100,000	312,949	288,083	24,866	8.6
$100,000 and greater	95,618	84,138	11,480	13.6
Total	$1,392,929	$1,309,720	$83,209	6.4%

During 2002, average balances in interest-bearing deposits and noninterest-bearing demand deposits increased $58.0 million and $13.1 million, respectively, compared to the first six months of 2001.

CAPITAL RESOURCES

Shareholders’ equity at June 30, 2002 increased 3.0% from December 31, 2001 as a result of $9.8 million of net income for the year, reduced by dividends declared of $6.7 million and an increase in the fair value of securities available for sale of $.8 million, net of deferred taxes. Additionally, shareholders’ equity was reduced by a $.9 million increase in the appraised fair value of common stock in ESOP subject to contingent repurchase obligation.

The Company’s capital ratios as well as those of the Bank as of June 30, 2002 are presented below. All capital ratios are in excess of the regulatory capital requirements which call for a minimum total risk-based capital ratio of 8% for the Company and the Bank, a minimum Tier 1 risk-based capital ratio of 4% for the Company and the Bank and a minimum leverage ratio (3% for the most highly rated banks and bank holding companies that do not expect significant growth; all other institutions are required to maintain a minimum leverage capital ratio of 4% to 5% depending on their particular circumstances and risk and growth profiles) for the Company and the Bank. Bank holding companies and their subsidiaries are generally expected to operate at or above the minimum capital requirements. The ratios shown below are in excess of regulatory minimums and should allow the Company and the Bank to operate without significant capital adequacy concerns.

The following table sets forth the regulatory capital ratios of the Company and the Bank at June 30, 2002:

	Total Risk-Based Capital	Tier 1 Risk-Based Capital	Leverage Capital
West Suburban Bancorp, Inc.	12.0%	11.1%	9.7%
West Suburban Bank	10.9%	10.0%	8.7%

Management has been advised that as of June 30, 2002 and December 31, 2001, the Bank was categorized as a “well-capitalized” institution.  The Company’s capital ratios were also well in excess of the required levels as of June 30, 2002 and December 31, 2001.  In accordance with applicable federal regulations, the appraised fair value of the Company’s common stock owned by the ESOP is included in Tier 1 capital.

LIQUIDITY

Effective liquidity management ensures there is sufficient cash flow to satisfy demand for credit, deposit withdrawals and to take advantage of earnings enhancement opportunities. A large, stable core deposit base and a strong capital position are the solid foundation for the Company’s liquidity position. Liquidity is enhanced by a securities portfolio structured to provide liquidity as needed. Additionally, the Company maintains lines of credit to purchase federal funds in the amount of $85 million from other financial institutions as well as an additional line of credit of approximately $91 million at the Federal Home Loan Bank of Chicago. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity and maturity schedules of earning assets and liabilities.

Generally, the Company uses cash and cash equivalents and securities available for sale to meet its liquidity needs. As of June 30, 2002 and December 31, 2001, these liquid assets represented 18.4% and 13.2% of total assets, respectively. During 2002, the Company’s cash and cash equivalents increased $37.1 million. The Company has reinvested the majority of these funds in the securities portfolio. Net cash provided by operating activities was $18.5 million, while net cash used in investing activities was $53.8 million. The net cash used in investing activities was primarily used to purchase securities available for sale and fund loan growth. Net cash flows provided by financing activities was $72.4 million. Management expects operations to be a continuing source of cash flows in the future.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Net Income.  The Company’s net income for the first six months of 2002 decreased 9.4% compared to the first six months of 2001 primarily due to a $1.4 million increase in the provision for loan losses. Net interest income decreased $.4 million and total noninterest expense increased $1.0 million. These decreases to income and increases to expense were partially offset by an increase to total noninterest income of $1.6 million and a decrease to income tax expense of $.3 million.

Net interest income is the primary source of income for the Company. Net interest income is the difference between interest income earned on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income is affected by changes in the volume and yield on interest-earning assets and the volume and rates on interest-bearing liabilities. Interest-earning assets consist of federal funds sold, commercial paper, securities and loans. Interest-bearing liabilities primarily consist of deposits. The net interest margin is the percentage of tax equivalent net interest income to average earning assets. The Company’s net interest margin for the first six months of 2002 decreased to 4.22% compared to 4.48% for the first six months of 2001.

Interest Income.  Total interest income, on a tax equivalent basis, for the first six months of 2002 decreased 17.3% compared to the first six months of 2001 primarily due to declining yields on the loan portfolio.  Average loans in 2002 increased 3.5% while the yield on the portfolio decreased 184 basis points. This was primarily due to the declining yields on the commercial loan portfolio which declined 296 basis points during this period. The majority of commercial loans have adjustable rates that are tied to one of a number of rate indices. Generally, these interest rate indices have declined due to the significant reduction in interest rates during 2001. Yields on home equity lines of credit, which vary with the prime rate, decreased 260 basis points in the six months ended June 30, 2002 compared to June 30, 2001. The average prime rate during the first six months of 2002 was 4.75% compared to 7.96% during the first six months of 2001. The yield on average interest-earning assets during the first six months of 2002 decreased 167 basis points to 6.23% compared to 7.90% during the first six months of 2001.

Interest Expense.  Total interest expense for the first six months of 2002 decreased 38.3% compared to the first six months of 2001. Interest on deposits, which accounted for substantially all of this decrease, decreased primarily due to lower market interest rates resulting from the Federal Reserve’s actions during 2001 to lower short-term interest rates. The Company lowered interest rates on all categories of deposits in response to the significant decline in market rates. The yield on average interest-bearing deposits for the first six months of 2002 decreased 166 basis points to 2.35% compared to 4.01% for the first six months of 2001.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities on a tax equivalent basis for the six-month period ended June 30, 2002, as compared to the same period in 2001 (dollars in thousands):

	Change due to		Total Change
	Volume	Rate
Interest Income
Federal funds sold	$16	$(338)	$(322)
Commercial paper	(100)	—	(100)
Securities	752	(1,006)	(254)
Loans	1,200	(9,608)	(8,408)
Total interest income	1,868	(10,952)	(9,084)
Interest Expense
Interest-bearing deposits	(571)	(8,107)	(8,678)
Other interest-bearing liabilities	21	(41)	(20)
Total interest expense	(550)	(8,148)	(8,698)
Net interest income	$2,418	$(2,804)	$(386)

The following table presents an analysis of the Company’s year-to-date average interest-earning assets, interest-bearing liabilities and noninterest-bearing demand deposits, for the quarters ended as of the dates indicated (dollars in thousands):

	2002		2001
	June 30	March 31	December 31	September 30	June 30
Federal funds sold	$22,594	$37,938	$20,570	$19,967	$20,680
Commercial paper	—	—	1,521	2,034	3,068
Securities	291,227	260,335	261,330	264,150	263,371
Loans	1,089,711	1,087,625	1,065,944	1,059,130	1,052,703
Total interest-earning assets	$1,403,532	$1,385,898	$1,349,365	$1,345,281	$1,339,822

Noninterest-bearing demand	$141,956	$139,807	$134,219	$131,540	$128,873
Interest-bearing	1,196,462	1,176,777	1,141,645	1,140,950	1,138,481
Total deposits	$1,338,418	$1,316,584	$1,275,864	$1,272,490	$1,267,354
Total interest-bearing liabilities	$1,201,579	$1,181,275	$1,145,202	$1,144,675	$1,142,118

Provision for Loan Losses.  The Company’s provision for loan losses increased 186.7% in the first six months of 2002 compared to the first six months of 2001. A more detailed discussion concerning the allowance for loan losses is presented in the “Allowance for Loan Losses and Asset Quality” section of this report.

Noninterest Income. Total noninterest income increased 37.4% in the first six months of 2002 compared to the first six months of 2001. During the first six months of 2001, the Company wrote down its investment in debt securities issued by FINOVA Group, Inc. and Comdisco, Inc. by $1.0 million, in aggregate, after making a determination that the value of the debt securities had become impaired. During the first six months of 2002, the Company experienced an increase in service fees on deposit accounts of $.4 million as a result of customers earning lower credits on their balances due to the lower interest rate environment in 2002. Debit card fees increased $.1 million as a result of increased usage of debit cards. The Company also experienced an increase in net gain on sale of loans held for sale of $.1 million due to higher activity resulting from a strong mortgage refinance market. Net realized gains on securities transactions increased $.4 million primarily due to recoveries of a security written-down in a prior year. These increases were offset by a decrease in other noninterest income of $.5 million primarily due to reduced recoveries in prior years’ expenses incurred in connection with a problem loan, and reduced mortgage application fees during this period.

Noninterest Expense.  Total noninterest expense increased 6.0% in the first six months of 2002 compared to the first six months of 2001. Advertising and promotion increased $.4 million during this period primarily due to advertising promoting the Company’s brand and image. Salaries and employee benefits increased $.4 million during this period primarily as a result of increases in salary and employee benefits due to normal salary increases and the opening of the South Elgin, Chicago Avenue (Naperville), and Oswego facilities. The South Elgin facility opened in December 2001. The Chicago Avenue and Oswego facilities opened in March and June of 2002, respectively. Other noninterest expense increased $.3 million primarily due to increased other loss expense and reduced recoveries of problem loan expenses compared to the 2001 period.

Income Taxes.  Income tax expense decreased 5.6% in the first six months of 2002 compared to the first six months of 2001 primarily due to lower pre-tax income. The effective tax rates for these periods were 32.0% and 31.1%, respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

Net Income.  The Company’s net income for the second quarter of 2002 decreased 7.9% compared to the second quarter of 2001 primarily due to a $.7 million increase in the provision for loan losses. Noninterest expense increased $.6 million. These increases to expense were partially offset by an increase to noninterest income of $.8 million and greater net interest income of $.1 million.

The Company’s net interest margin on a full tax-equivalent basis for the second quarter of 2002 decreased to 4.14% compared to 4.36% for the second quarter of 2001.

Interest Income.  Total interest income, on a tax equivalent basis, for the second quarter of 2002 decreased 14.4% compared to the second quarter of 2001 primarily due to declining yields on the loan portfolio. Average loans for the period increased 3.1% and the average yields on the loan portfolio decreased 160 basis points. This was primarily due to the decline in yields on the commercial and home equity portfolios of 234 and 245 basis points, respectively. Average balances in securities increased 24.0% during this period primarily due to the significant investment the Company made in U.S. government agency securities. The yield on average interest-earning assets in the second quarter of 2002 decreased 146 basis points to 6.12% compared to 7.58% in the second quarter of 2001.

Interest Expense.  Total interest expense for the second quarter of 2002 decreased 34.7% compared to the second quarter of 2001. Interest on deposits, which accounted for substantially all of this decrease, decreased primarily due to lower interest rates as discussed earlier. The yield on interest-bearing deposits for the second quarter of 2002 decreased 145 basis points to 2.33% compared to 3.78% for the second quarter of 2001.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities on a tax equivalent basis for the three-month period ended June 30, 2002, as compared to the same period in 2001 (dollars in thousands):

	Change due to		Total Change
	Volume	Rate
Interest Income
Federal funds sold	$(120)	$(19)	$(139)
Commercial paper	(68)	—	(68)
Securities	826	(557)	269
Loans	535	(4,292)	(3,757)
Total interest income	1,173	(4,868)	(3,695)
Interest Expense
Interest-bearing deposits	(132)	(3,625)	(3,757)
Other interest-bearing liabilities	15	(27)	(12)
Total interest expense	(117)	(3,652)	(3,769)
Net interest income	$1,290	$(1,216)	$74

The following table presents an analysis of the Company’s quarterly average interest-earning assets, interest-bearing liabilities and noninterest-bearing demand deposits, for the dates indicated (dollars in thousands):

	June 30, 2002	June 30, 2001
Federal funds sold	$7,418	$18,822
Commercial paper	—	3,839
Securities	321,778	259,509
Loans	1,108,011	1,074,315
Total interest-earning assets	$1,437,207	$1,356,485

Noninterest-bearing demand deposits	$144,049	$131,680
Interest-bearing deposits	1,215,830	1,150,174
Total deposits	$1,359,879	$1,281,854
Total interest-bearing liabilities	$1,221,561	$1,153,479

Provision for Loan Losses.  The Company’s provision for loan losses increased 173.3% in the second quarter of 2002 compared to the second quarter of 2001. A more detailed discussion concerning the allowance for loan losses is presented in the “Allowance for Loan Losses and Asset Quality” section of this report.

Noninterest Income.  Total noninterest income increased 36.6% in the second quarter of 2002 compared to the second quarter of 2001. During the second quarter of 2001, the Company wrote down its investment in debt securities issued by Comdisco, Inc. after it made a determination that the value of the debt securities had become impaired. This impairment loss totaled $.6 million in the second quarter of 2001. During the second quarter of 2002 the Company experienced an increase in service fees on deposit accounts of $.3 million as a result of customers earning lower credits on their balances due to the lower interest rate environment in 2002. Debit card fees increased $.1 million due to increased usage of debit cards. Other noninterest income decreased $.2 million primarily due to reduced recoveries in expenses incurred in prior periods in connection with a problem loan.

Noninterest Expense.  Total noninterest expense increased 6.4% in the second quarter of 2002 compared to the second quarter of 2001. Advertising and promotion increased $.3 million during this period primarily for the new initiatives that are intended to promote the Company’s brand and image. Salaries and employee benefits increased $.2 million during this period primarily as a result of the Chicago Avenue and South Elgin facilities being operational for a full quarter and the opening of the Oswego facility in June of 2002. Other noninterest expense increased $.1 million primarily due to expenses related to the development of a new stored value product now being offered by the Company.

Income Taxes.  Income tax expense was level for the second quarter of 2002 compared to the second quarter of 2001. The effective tax rates for the second quarter of 2002 and 2001 were 33.8% and 31.5%, respectively.

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

The Company measures rate sensitivity through a net interest income analysis. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100 to 200 basis point increase or decrease in market interest rates. This analysis is subject to certain assumptions made by the Company including the following:

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

Listed below are the Company’s projected changes in net interest income over a twelve-month horizon for the various rate shock levels as of the periods indicated (dollars in thousands):

June 30, 2002	Amount	Dollar Change	Percent Change
+200 basis points	$43,731	$(11,046)	(20.2)%
+100 basis points	49,327	(5,450)	(9.9)
Base	54,777	—	—
-100 basis points	51,744	(3,033)	(5.5)
-200 basis points	46,556	(8,221)	(15.0)

December 31, 2001	Amount	Dollar Change	Percent Change
+200 basis points	$46,016	$(9,589)	(17.2)%
+100 basis points	50,894	(4,711)	(8.5)
Base	55,605	—	—
-100 basis points	52,210	(3,395)	(6.1)
-200 basis points	46,711	(8,894)	(16.0)

PART II

ITEM 1.      LEGAL PROCEEDINGS

There are no material pending legal proceedings to which West Suburban or the Bank are a party other than ordinary course, routine litigation incidental to their respective businesses.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A.                 The Annual Meeting of Shareholders was held on May 8, 2002.

B.                   The following individuals were elected to serve as directors of West Suburban for a term of one year at the Annual Meeting.  The votes for such individuals and those withholding authority are set forth below:

	For	Withhold Authority
1. Kevin J. Acker	350,764	1,462
2. David S. Bell	350,751	1,475
3. Duane G. Debs	351,584	642
4. Charles P. Howard	351,065	1,161
5. Peggy P. LoCicero	349,881	2,345

Broker-No Votes: 0

C.                   Ratification of Crowe, Chizek and Company LLP as the Company’s independent auditors.

For	Against	Abstain
349,332	25	2,869

ITEM 5.      OTHER INFORMATION

None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

                a.             The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the "Index to Exhibits" immediately following the Signature page.

                b.             No reports on Form 8-K were filed by West Suburban during the three month period ended June 30, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST SUBURBAN BANCORP, INC.
(Registrant)

Date: August 13, 2002
/s/ Kevin J. Acker
KEVIN J. ACKER
CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

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

10.5

Form of Amended Deferred Compensation Agreement between West Suburban and Messrs. Kevin J. Acker, Keith W. Acker, Duane G. Debs and Michael P. Brosnahan – Incorporated by reference from Exhibit 10.5 of Form 10-Q of West Suburban dated August 14, 1997, Commission File No. 0-17609

10.6

Employment Agreement dated December 24, 1998 between West Suburban and Mr. James Chippas – Incorporated by reference from Exhibit 10.6 of Form 10-K of West Suburban dated March 29, 1999, Commission File No. 0-17609

10.7

Form of Amendment to Employment Agreement dated January 21, 1999 between West Suburban and Messrs. Kevin J. Acker, Keith W. Acker, Duane G. Debs and Michael P. Brosnahan – Incorporated by reference from Exhibit 10.7 of Form 10-K of West Suburban dated March 29, 1999, Commission File No. 0-17609

10.8

Employment Agreement dated January 1, 2001 between West Suburban and Mr. Daniel P. Grotto – Incorporated by reference from Exhibit 10.8 of Form 10-K of West Suburban dated March 27, 2002, Commission File No. 0-17609

99.1	Certification of Kevin J. Acker, Chief Executive Officer

99.2	Certification of Duane G. Debs, Chief Financial Officer