Form 10-Q
period 2002-09-30
WEST SUBURBAN BANCORP INC
filed 2002-11-13
CIK 805080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from _____________ to _____________

Commission File Number 0 -17609

WEST SUBURBAN BANCORP, INC.
(Exact name of Registrant as specified in its charter)

Illinois	36-3452469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

711 South Meyers Road, Lombard, Illinois	60148
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code:	(630) 629-4200

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

15,000,000 shares of Common Stock, no par value, were authorized, and 432,495 shares of Common Stock were issued and outstanding, as of November 1, 2002.

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

•                                          The economic impact of terrorist attacks and the response of the United States to any such threats and attacks.

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

PART I

ITEM 1.  FINANCIAL STATEMENTS

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(UNAUDITED)

	September 30, 2002	December 31, 2001
Assets
Cash and due from banks	$30,876	$32,870
Federal funds sold	38,286	14,206
Total cash and cash equivalents	69,162	47,076
Securities
Available for sale (amortized cost of $233,387 in 2002 and $147,181 in 2001)	237,826	147,847
Held to maturity (fair value of $62,722 in 2002 and $121,364 in 2001)	61,354	120,968
Total securities	299,180	268,815
Loans, less allowance for loan losses of $13,117 in 2002 and $12,262 in 2001	1,128,268	1,093,376
Premises and equipment, net	44,841	43,877
Other real estate	1,386	1,410
Accrued interest and other assets	17,178	19,005
Total assets	$1,560,015	$1,473,559

Liabilities and shareholders’ equity
Deposits
Noninterest-bearing demand	$144,999	$148,044
Interest-bearing	1,247,160	1,161,676
Total deposits	1,392,159	1,309,720
Accrued interest and other liabilities	15,980	18,824
Total liabilities	1,408,139	1,328,544

Common stock in ESOP subject to contingent repurchase obligation	40,347	40,645

Shareholders’ equity
Common stock, no par value; 15,000,000 shares authorized; 432,495 shares issued and outstanding	3,457	3,457
Surplus	38,066	38,066
Retained earnings	107,675	103,091
Accumulated other comprehensive income	2,678	401
Amount reclassified on ESOP shares	(40,347)	(40,645)
Total shareholders’ equity	111,529	104,370
Total liabilities and shareholders’ equity	$1,560,015	$1,473,559

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

(Dollars in thousands, except per share data)

(UNAUDITED)

	2002	2001
Interest income
Loans, including fees	$53,265	$64,304
Securities
Taxable	10,178	10,617
Exempt from federal income tax	933	1,013
Federal funds sold	323	762
Total interest income	64,699	76,696

Interest expense
Deposits	21,349	32,342
Other	35	84
Total interest expense	21,384	32,426
Net interest income	43,315	44,270
Provision for loan losses	2,925	1,175
Net interest income after provision for loan losses	40,390	43,095

Noninterest income
Service fees on deposit accounts	3,535	2,782
Debit card fees	1,127	947
Net realized gains on securities transactions	721	1,875
Write-down of carrying value of securities available for sale	—	(1,012)
Net gain on sales of loans held for sale	459	250
Other	3,305	3,649
Total noninterest income	9,147	8,491

Noninterest expense
Salaries and employee benefits	14,936	14,277
Occupancy	2,735	2,669
Furniture and equipment	3,324	3,327
Advertising and promotion	1,390	841
Professional fees	608	652
Other	4,624	4,156
Total noninterest expense	27,617	25,922

Income before income taxes	21,920	25,664
Income tax expense	7,172	8,281
Net income	$14,748	$17,383

Earnings per share (432,495 shares outstanding)	$34.10	$40.19

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

(Dollars in thousands, except per share data)

(UNAUDITED)

	2002	2001
Interest income
Loans, including fees	$17,958	$20,600
Securities
Taxable	3,265	3,438
Exempt from federal income tax	311	343
Federal funds sold	133	150
Total interest income	21,667	24,531

Interest expense
Deposits	7,400	9,720
Other	—	57
Total interest expense	7,400	9,777
Net interest income	14,267	14,754
Provision for loan losses	775	425
Net interest income after provision for loan losses	13,492	14,329

Noninterest income
Service fees on deposit accounts	1,310	954
Debit card fees	387	332
Net realized gains on securities transactions	335	1,870
Net gain on sales of loans held for sale	173	108
Other	1,157	1,018
Total noninterest income	3,362	4,282

Noninterest expense
Salaries and employee benefits	4,990	4,721
Occupancy	967	901
Furniture and equipment	1,051	1,042
Advertising and promotion	551	408
Professional fees	254	273
Other	1,568	1,346
Total noninterest expense	9,381	8,691

Income before income taxes	7,473	9,920
Income tax expense	2,552	3,387
Net income	$4,921	$6,533

Earnings per share (432,495 shares outstanding)	$11.38	$15.10

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

(Dollars in thousands, except per share data)

(UNAUDITED)

	Common Stock and Surplus	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Amount Reclassified on ESOP Shares	Total Share- holders’ Equity	Common Stock in ESOP Subject to Contingent Repurchase Obligation
Balance, January 1, 2001	$41,523	$100,208	$(1,963)	$(37,644)	$102,124	$37,644

Comprehensive income
Net income	—	17,383	—	—	17,383	—
Unrealized gain on available for sale securities, net of reclassification and tax effects	—	—	2,992	—	2,992	—
Total comprehensive income	—	—	—	—	20,375	—
Cash dividends declared - $22.50 per share	—	(9,732)	—	—	(9,732)	—
Reclassification due to change in fair value of stock subject to contingent repurchase obligation	—	—	—	(2,564)	(2,564)	2,564
Balance, September 30, 2001	$41,523	$107,859	$1,029	$(40,208)	$110,203	$40,208

	Common Stock and Surplus	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Amount Reclassified on ESOP Shares	Total Share- holders’ Equity	Common Stock in ESOP Subject to Contingent Repurchase Obligation
Balance, January 1, 2002	$41,523	$103,091	$401	$(40,645)	$104,370	$40,645

Comprehensive income
Net income	—	14,748	—	—	14,748	—
Unrealized gain on available for sale securities, net of reclassification and tax effects	—	—	2,277	—	2,277	—
Total comprehensive income	—	—	—	—	17,025	—
Cash dividends declared - $23.50 per share	—	(10,164)	—	—	(10,164)	—
Reclassification due to change in fair value of stock subject to contingent repurchase obligation	—	—	—	298	298	(298)
Balance, September 30, 2002	$41,523	$107,675	$2,678	$(40,347)	$111,529	$40,347

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

(Dollars in thousands)

(UNAUDITED)

	2002	2001
Cash flows from operating activities
Net income	$14,748	$17,383
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,797	2,784
Provision for loan losses	2,925	1,175
Deferred income tax expense (benefit)	201	(386)
Net premium amortization of securities	499	242
Net realized gains on securities transactions	(721)	(1,875)
Write-down of carrying value of securities available for sale	—	1,012
Federal Home Loan Bank stock dividends	(176)	(226)
Net gain on sales of loans held for sale	(459)	(250)
Sales of loans held for sale	37,733	26,301
Origination of loans held for sale	(36,730)	(27,016)
Net gain on sales of premises and equipment	(8)	(7)
Net gain on sales of other real estate	—	(11)
Decrease (increase) in accrued interest and other assets	129	(535)
Increase (decrease) in accrued interest and other liabilities	1,265	(747)
Net cash provided by operating activities	22,203	17,844
Cash flows from investing activities
Securities available for sale
Sales	115,436	8,656
Maturities and calls	96,066	72,553
Purchases	(297,259)	(107,705)
Securities held to maturity
Maturities and calls	69,038	172,738
Purchases	(9,475)	(110,500)
Net increase in loans	(39,463)	(43,326)
Purchases of premises and equipment	(3,796)	(6,029)
Sales of premises and equipment	43	7
Proceeds from sale of other real estate	1,126	868
Investment in company-owned life insurance policies	—	(845)
Net cash used in investing activities	(68,284)	(13,583)
Cash flows from financing activities
Net increase in deposits	82,439	16,463
Dividends paid	(14,272)	(14,056)
Net cash provided by financing activities	68,167	2,407
Net increase in cash and cash equivalents	22,086	6,668
Beginning cash and cash equivalents	47,076	61,267
Ending cash and cash equivalents	$69,162	$67,935

Supplemental disclosures
Cash paid for
Interest	$23,190	$36,139
Income taxes	5,126	8,212
Other real estate acquired through loan foreclosures	1,102	327

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands except per share data)

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

NOTE 2 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Unused lines of credit and other commitments to extend credit not reflected in the financial statements are as follows:

	September 30, 2002			December 31, 2001
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Home equity lines	$—	$170,813	$170,813	$—	$161,824	$161,824
Commercial loans	11,622	168,576	180,198	12,399	185,304	197,703
Mortgage loans	14,102	2,419	16,521	12,806	4,470	17,276
Letters of credit	—	32,328	32,328	—	20,736	20,736
Check credit loans	107	—	107	116	—	116
Credit card lines	—	99,089	99,089	—	58,974	58,974
Total	$25,831	$473,225	$499,056	$25,321	$431,308	$456,629

Fixed rate commercial loan commitments at September 30, 2002 generally had interest rates ranging from 4.25% to 9.29% with terms ranging from 1 to 15 years. Fixed rate mortgage loan commitments at September 30, 2002 generally had interest rates ranging from 5.625% to 6.25% with terms ranging from 10 to 30 years. Fixed rate check credit loans had an interest rate of 18.00% as of September 30, 2002.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“Statement”) 147, “Acquisitions of Certain Financial Institutions” in October 2002.  Statement 147 supersedes the guidance followed by the Company in Statement 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions.” Based on the guidance in Statement 72, the Company continued to amortize goodwill periodically to earnings in 2002.  The Company’s goodwill arose from its acquisition of a financially troubled thrift institution many years ago. The guidance in Statement 147 indicates that the Company’s acquisition of the troubled thrift institution is a business combination resulting in goodwill that should be accounted for under Statement 142.

In connection with the adoption of Statement 147 on July 1, 2002, the Company reversed $102 of goodwill that was amortized in the six months ended June 30, 2002 according to the guidance in Statement 72.  Previously reported quarterly and year-to-date operating results for 2002 will be restated as follows upon the adoption of Statement 147.

	Three months ended		Six months ended
	June 30	March 31	June 30
Net Income
As originally reported	$4,727	$5,099	$9,826
Effect of Statement 147	51	51	102
As restated	$4,778	$5,150	$9,928

Earnings per share
As originally reported	$10.93	$11.79	$22.72
Effect of Statement 147	0.12	0.12	0.24
As restated	$11.05	$11.91	$22.96

Goodwill is carried on the Company’s balance sheet at $712 as of both September 30, 2002 and December 31, 2001.

NOTE 4 - COMMON STOCK IN ESOP SUBJECT TO CONTINGENT REPURCHASE OBLIGATION

At September 30, 2002 and December 31, 2001, the ESOP held 73,491 and 75,972 shares of Company common stock, respectively, and substantially all shares held by the ESOP were allocated to the accounts maintained for participants. Participants who elect to receive their benefit payments in the form of Company common stock may require the Company to purchase the common stock distributed at fair value during two 60-day periods. The first purchase period begins on the distribution date and the second purchase period begins on the first anniversary of the distribution date. This contingent repurchase obligation is reflected in the Company’s financial statements as “Common stock in ESOP subject to contingent repurchase obligation” and reduces shareholders’ equity by an amount that represents the independently appraised fair value of all the Company common stock held by the ESOP, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares. At September 30, 2002 and December 31, 2001, this contingent repurchase obligation reduced shareholders’ equity by $40,347 and $40,645, respectively. The Company believes that the ESOP will continue to have a sufficient amount of cash to distribute benefit payments to former employees and that the exercise of the right of former employees to cause the Company to purchase Company common stock is unlikely.

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BALANCE SHEET ANALYSIS

Asset Distribution. Total consolidated assets and total year-to-date average assets at September 30, 2002 both increased 5.9% from December 31, 2001. An increase in securities available for sale was the largest component of the increase in total assets and was partially offset by a decrease in securities held to maturity. Asset growth was funded primarily by higher levels of deposits.

Cash and cash equivalents at September 30, 2002 increased 46.9% from December 31, 2001 due to increases in federal funds sold. These increases were primarily due to increases in deposits.

The Company’s available for sale securities portfolio increased 60.9% during the first nine months of 2002. The Company made a significant investment in U.S. government agency securities, which was partially offset by sales of corporate securities. Holdings of corporate debt securities decreased $89.2 million during the first nine months of 2002 to reflect the Company’s concerns regarding the risk-adjusted credit quality of this category of investments during the current economic downturn. The Company recorded $.7 million in net gains on securities transactions in

2002. These gains included $.6 million of recoveries on securities written off in 1998 and $.4 million on the sale of U.S. government agency securities. The Company incurred net losses on the sales of corporate securities of $.3 million.

The Company’s held to maturity portfolio decreased 49.3% during the first nine months of 2002, primarily due to calls of U.S. government agency securities. During the same period, the Company’s accumulated other comprehensive income increased $2.3 million due to appreciation in the value of securities available for sale, net of deferred tax.

The Company’s objectives in managing the securities portfolio include maximizing yield over an entire interest rate cycle while providing liquidity. Aggregate holdings in securities at September 30, 2002 increased 11.3% from December 31, 2001, due to the significant increase in securities available for sale. Increased holdings in securities available for sale have allowed the Company to maintain an adequate level of liquidity while realizing higher yields compared to alternative investments.

The carrying value of the Company’s major categories of securities are summarized in the following table (dollars in thousands):

	September 30, 2002	December 31, 2001	Dollar Change	Percent Change
Securities available for sale
Corporate	$36,531	$125,728	$(89,197)	(70.9)%
U.S. government agencies and corporations	183,750	9,509	174,241	1,832.4
States and political subdivisions	2,896	411	2,485	604.6
Total debt securities	223,177	135,648	87,529	64.5
Preferred stock and other equity securities	14,649	12,199	2,450	20.1
Total securities available for sale	$237,826	$147,847	$89,979	60.9

Securities held to maturity
U.S. government agencies and corporations	$36,199	$93,524	$(57,325)	(61.3)
States and political subdivisions	25,155	27,444	(2,289)	(8.3)
Total securities held to maturity	$61,354	$120,968	$(59,614)	(49.3)

Total loans outstanding at September 30, 2002 increased 3.2% from December 31, 2001 primarily due to increases in the home equity loan and commercial real estate loan portfolios of $22.0 million and $12.7 million, respectively, which were offset in part by a decrease of $15.2 million in the residential real estate loan portfolio. Management believes this was primarily due to the increased promotional efforts for the home equity loan product, which included very competitive rates. Total average loans outstanding increased 3.5% in the first nine months of 2002 compared to the first nine months of 2001 primarily due to a more favorable rate environment and continued economic and population growth in the Company’s market area.

Balances in the Company’s categories of loans are summarized in the following table (dollars in thousands):

	September 30, 2002	December 31, 2001	Dollar Change	Percent Change
Commercial	$333,452	$323,036	$10,416	3.2%
Consumer	11,975	10,514	1,461	13.9
Indirect automobile	99,526	102,183	(2,657)	(2.6)
Real estate
Residential	137,291	152,495	(15,204)	(10.0)
Commercial	208,542	195,800	12,742	6.5
Home equity	167,988	145,972	22,016	15.1
Construction	163,851	157,328	6,523	4.1
Held for sale	5,296	5,840	(544)	(9.3)
Credit card	11,801	10,437	1,364	13.1
Other	1,663	2,033	(370)	(18.2)
Total	1,141,385	1,105,638	35,747	3.2
Allowance for loan losses	(13,117)	(12,262)	(855)	7.0
Loans, net	$1,128,268	$1,093,376	$34,892	3.2

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

The provision for loan losses increased 148.9% for the nine months ended September 30, 2002 compared to September 30, 2001. The Company’s provision for loan losses reflected management’s evaluation of the loan portfolio within the context of the factors previously discussed. The increase was primarily the result of the increased levels of nonperforming loans and net loan charge-offs. Net loan charge-offs were $2.1 million and $.3 million for the nine months ended September 30, 2002 and 2001, respectively. The increase in net loan charge-offs was primarily due to charge-offs relating to two commercial loan relationships during the first nine months of 2002 totaling $1.6 million.

The ratio of the allowance for loan losses to total loans outstanding was 1.15% at September 30, 2002 and 1.11% at December 31, 2001. Nonperforming loans at September 30, 2002 increased 11.6% from December 31, 2001. Most of the nonperforming loan amounts relate to three commercial loan relationships at September 30, 2002 and two commercial loan relationships at December 31, 2001. The accrual status of loans past due over 90 days still on accrual is based on management’s evaluation of the respective collateral values and collection efforts. Most of the nonperforming loans still on accrual are secured by real estate.

The following table presents an analysis of the Company’s nonperforming loans and other real estate as of the dates indicated (dollars in thousands):

	September 30, 2002	December 31, 2001
Loans past due over 90 days still on accrual	$3,505	$11,338
Nonaccrual loans	13,549	3,945
Total nonperforming loans	$17,054	$15,283
Nonperforming loans as a percent of total loans	1.5%	1.4%
Allowance for loan losses as a percent of nonperforming loans	76.9%	80.2%
Other real estate	$1,386	$1,410

The following table presents an analysis of the Company’s provision for loan losses for the periods stated (dollars in thousands):

	2002			2001
	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
Provision-quarter	$775	$1,025	$1,125	$1,775	$425
Provision-year to date	2,925	2,150	1,125	2,950	1,175
Net chargeoffs-quarter	66	1,130	874	1,797	158
Net chargeoffs-year to date	2,070	2,004	874	2,087	290
Allowance at period end	13,117	12,408	12,514	12,262	12,284
Allowance to period end total loans	1.1%	1.1%	1.2%	1.1%	1.2%

Liability Distribution.  Total liabilities at September 30, 2002 increased 6.0% from December 31, 2001. The increase in total liabilities was the result of an increase in interest-bearing deposits. Management believes the growth of NOW and savings deposits reflects the tendency of its customers to maintain a higher level of short-term liquid investments during periods of low interest rates. Management believes the growth in time deposits is directly correlated to promotional efforts and the uncertainty of financial markets.

Balances in the Company’s major categories of deposits are summarized in the following table (dollars in thousands):

	September 30, 2002	December 31, 2001	Dollar Change	Percent Change
Noninterest-bearing demand	$144,999	$148,044	$(3,045)	(2.1)%
NOW	255,902	251,580	4,322	1.7
Money market checking	227,597	228,131	(534)	(0.2)
Savings	346,232	309,744	36,488	11.8
Time deposits
Less than $100,000	318,341	288,083	30,258	10.5
$ 100,000 and greater	99,088	84,138	14,950	17.8
Total	$1,392,159	$1,309,720	$82,439	6.3

During 2002, average balances in interest-bearing deposits and noninterest-bearing demand deposits increased $73.8 million and $11.1 million, respectively, compared to the first nine months of 2001.

CAPITAL RESOURCES

Shareholders’ equity at September 30, 2002 increased 6.9% from December 31, 2001 as a result of $14.7 million of net income for the nine-month period, reduced by dividends declared of $10.2 million and an increase in the fair value of securities available for sale of $2.3 million, net of deferred taxes. Additionally, shareholders’ equity was increased by a $.3 million decrease in common stock in ESOP subject to contingent repurchase obligation.

The Company’s capital ratios as well as those of the Bank as of September 30, 2002 are presented below. All capital ratios are in excess of the regulatory capital requirements which call for a minimum total risk-based capital ratio of 8% for the Company and the Bank, a minimum Tier 1 risk-based capital ratio of 4% for the Company and the Bank and a minimum leverage ratio (3% for the most highly rated banks and bank holding companies that do not expect significant growth; all other institutions are required to maintain a minimum leverage capital ratio of 4% to 5% depending on their particular circumstances and risk and growth profiles) for the Company and the Bank. Bank holding companies and their subsidiaries are generally expected to operate at or above the minimum capital requirements. The ratios shown below are in excess of regulatory minimums and should allow the Company and the Bank to operate without significant capital adequacy concerns.

The following table sets forth the regulatory capital ratios of the Company and the Bank at September 30, 2002:

	Total Risk-Based Capital	Tier 1 Risk-Based Capital	Leverage Capital
West Suburban Bancorp, Inc.	12.0%	11.0%	9.6%
West Suburban Bank	10.9%	10.0%	8.6%

Management has been advised that as of September 30, 2002 and December 31, 2001, the Bank was categorized as a “well-capitalized” institution.  The Company’s capital ratios were also well in excess of the required levels as of September 30, 2002 and December 31, 2001.  In accordance with applicable federal regulations, the appraised fair value of the Company’s common stock owned by the ESOP is included in Tier 1 capital.

LIQUIDITY

Effective liquidity management ensures there is sufficient cash flow to satisfy demand for credit, deposit withdrawals and to take advantage of earnings enhancement opportunities. A large, stable core deposit base and a strong capital position are the solid foundation for the Company’s liquidity position. Liquidity is enhanced by a securities portfolio structured to provide liquidity as needed. The Company also maintains lines of credit to purchase federal funds in the amount of $85 million from other financial institutions. Additionally, subject to credit underwriting, collateral, capital stock, and other requirements of the Federal Home Loan Bank of Chicago (“FHLB”), the Company is able to borrow from the FHLB on a “same day” basis. Management estimates that as of September 30, 2002, the Company would be able to borrow approximately $92 million from the FHLB secured by real estate loans and securities. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity and maturity schedules of earning assets and liabilities.

Generally, the Company uses cash and cash equivalents and securities available for sale to meet its liquidity needs. As of September 30, 2002 and December 31, 2001, these liquid assets represented 19.7% and 13.2% of total assets, respectively. During 2002, the Company’s cash and cash equivalents increased $22.1 million. In 2002, net cash provided by operating activities was $22.2 million, while net cash used in investing activities was $68.3 million. The net cash used in investing activities was primarily used to purchase securities available for sale and fund loan growth. Net cash flows provided by financing activities were $68.2 million, in 2002, resulting from deposit growth. Management expects operations to be a continuing source of cash flows in the future.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Net Income.  The Company’s net income for the first nine months of 2002 decreased 15.2% compared to the first nine months of 2001 due primarily to an increase in the provision for loan losses of $1.8 million. Net income was also affected negatively by a decrease in net interest income of $1.0 million and an increase in total noninterest expense of $1.7 million. These decreases to income and increases to expense were partially offset by an increase to total noninterest income of $.7 million and a decrease to income tax expense of $1.1 million.

Net interest income is the primary source of income for the Company. Net interest income is the difference between interest income earned on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income is affected by changes in the volume and yield on interest-earning assets and the volume and rates on interest-bearing liabilities. Interest-earning assets consist of federal funds sold, securities and loans. Interest-bearing liabilities primarily consist of deposits. The net interest margin is the percentage of tax equivalent net interest income to average earning assets. The Company’s net interest margin for the first nine months of 2002 decreased to 4.13% compared to 4.46% for the first nine months of 2001.

Interest Income.  Total interest income, on a tax equivalent basis, for the first nine months of 2002 decreased 15.6% compared to the first nine months of 2001 primarily due to declining yields from assets in the Company’s loan portfolio. Average loans in 2002 increased 3.5% while the yield on the portfolio decreased 162 basis points. This was primarily due to the declining yields from assets in the Company’s commercial loan portfolio, which declined

249 basis points during this period. The majority of commercial loans have adjustable rates that are tied to one of a number of rate indices. Generally, these interest rate indices have declined due to the significant reduction in interest rates during 2001. Yields on home equity lines of credit, which vary with the prime rate, decreased 255 basis points in the nine months ended September 30, 2002 compared to September 30, 2001. The average prime rate during the first nine months of 2002 was 4.75% compared to 7.50% during the first nine months of 2001.

Interest Expense.   Total interest expense for the first nine months of 2002 decreased 34.1% compared to the first nine months of 2001. Interest on deposits, which accounted for substantially all of this decrease, decreased primarily due to lower market interest rates. The Company lowered interest rates on all categories of deposits in response to the significant decline in market rates. The yield on average interest-bearing deposits for the first nine months of 2002 decreased 144 basis points to 2.35% compared to 3.79% for the first nine months of 2001.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities on a tax equivalent basis for the nine-month period ended September 30, 2002, as compared to the same period in 2001 (dollars in thousands):

	Change due to		Total Change
	Volume	Rate
Interest Income
Federal funds sold	$71	$(510)	$(439)
Securities	1,343	(1,905)	(562)
Loans	1,798	(12,849)	(11,051)
Total interest income	3,212	(15,264)	(12,052)
Interest Expense
Interest-bearing deposits	1,296	(12,289)	(10,993)
Other interest-bearing liabilities	5	(54)	(49)
Total interest expense	1,301	(12,343)	(11,042)
Net interest income	$1,911	$(2,921)	$(1,010)

The following table presents an analysis of the Company’s year-to-date average interest-earning assets, interest-bearing liabilities and noninterest-bearing demand deposits, for the quarters ended as of the dates indicated (dollars in thousands):

	2002			2001
	September 30	June 30	March 31	December 31	September 30
Federal funds sold	$25,644	$22,594	$37,938	$22,091	$22,001
Securities	298,696	291,227	260,335	261,330	264,150
Loans	1,096,108	1,089,711	1,087,625	1,065,944	1,059,130
Total interest-earning assets	$1,420,448	$1,403,532	$1,385,898	$1,349,365	$1,345,281

Noninterest-bearing demand	$142,595	$141,956	$139,807	$134,219	$131,540
Interest-bearing	1,214,708	1,196,462	1,176,777	1,141,645	1,140,950
Total deposits	$1,357,303	$1,338,418	$1,316,584	$1,275,864	$1,272,490
Total interest-bearing liabilities	$1,219,096	$1,201,579	$1,181,275	$1,145,202	$1,144,675

Provision for Loan Losses.  The Company’s provision for loan losses increased 148.9% in the first nine months of 2002 compared to the first nine months of 2001. A more detailed discussion concerning the allowance for loan losses is presented in the “Allowance for Loan Losses and Asset Quality” section of this report.

Noninterest Income.  Total noninterest income increased 7.7% in the first nine months of 2002 compared to the first nine months of 2001. The improvement in total noninterest income resulted from an increase in service fees on deposit accounts of $.8 million due to customers earning lower credits on their balances as a result of the lower interest rate environment in 2002. In addition, average noninterest-bearing demand and NOW accounts, which generate most of the service charges, increased 8.4% and 11.8%, respectively, in 2002. Debit card fees increased $.2 million as a result of increased usage and the Company also experienced an increase in net gain on sale of loans held for sale of $.2 million due to higher activity resulting from a strong mortgage refinance market. Other noninterest income decreased $.3 million primarily due to reduced recoveries of prior year’s expenses incurred in connection with a problem loan. Improvements in noninterest income were offset by a decrease of $1.2 million in net realized gains on securities transactions due to the absence of a non-recurring gain that was realized during the 2001 period.

Noninterest Expense.  Total noninterest expense increased 6.5% in the first nine months of 2002 compared to the first nine months of 2001. Advertising and promotion increased $.5 million during this period primarily due to advertisements promoting the Company’s brand and image. Salaries and employee benefits increased $.7 million during this period primarily due to normal salary increases and increased staffing due to the opening of the South Elgin, Chicago Avenue (Naperville) and Oswego facilities. The South Elgin facility opened December 2001. The Chicago Avenue and Oswego facilities opened in March and June of 2002, respectively. Other noninterest expense increased $.5 million primarily due to startup expenses incurred in connection with the development and introduction of new products and services offered by the Company. Additionally, other loss expense increased primarily due to losses relating to the collection of checks presented by customers.

Income Taxes.  Income tax expense decreased 13.4% in the first nine months of 2002 compared to the first nine months of 2001 primarily due to lower pre-tax income. The effective tax rates for these periods were 32.7% and 32.3%, respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Net Income.  The Company’s net income for the third quarter of 2002 decreased 24.7% compared to the third quarter of 2001 primarily due to a $.9 million decrease in total noninterest income. Net income was affected negatively by a decrease in net interest income of $.5 million and increases in the provision for loan losses and total noninterest expense of $.4 million and $.7 million, respectively. These decreases to income and increases to expense were partially offset by a decrease to income tax expense of $.8 million.

The Company’s net interest margin on a full tax-equivalent basis for the third quarter of 2002 decreased to 3.87% compared to 4.37% for the third quarter of 2001.

Interest Income.  Total interest income, on a tax equivalent basis, for the third quarter of 2002 decreased 11.7% compared to the third quarter of 2001 primarily due to declining yields on the loan portfolio. Average loans for the third quarter of 2002 increased 5.9% and the average yields on the loan portfolio decreased 135 basis points compared to the third quarter of 2001. This was primarily due to the decline in yields on the commercial and home equity loan portfolios of 189 and 241 basis points, respectively. Average balances in securities for the third quarter of 2002 increased 17.9% compared to the third quarter of 2001 primarily due to increased investments the Company made in U.S. government agency securities. The yield on average interest-earning assets in the third quarter of 2002 decreased 138 basis points to 5.85% compared to 7.23% in the third quarter of 2001.

Interest Expense.  Total interest expense for the third quarter of 2002 decreased 24.3% compared to the third quarter of 2001. Interest on deposits, which accounted for substantially all of this decrease, decreased primarily due to lower interest rates. The yield on interest-bearing deposits for the third quarter of 2002 decreased 103 basis points to 2.34% compared to 3.37% for the third quarter of 2001.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities on a tax equivalent basis for the three-month period ended September 30, 2002, as compared to the same period in 2001 (dollars in thousands):

	Change due to		Total Change
	Volume	Rate
Interest Income
Federal funds sold	$55	$(72)	$(17)
Securities	570	(791)	(221)
Loans	1,006	(3,649)	(2,643)
Total interest income	1,631	(4,512)	(2,881)
Interest Expense
Interest-bearing deposits	619	(2,939)	(2,320)
Other interest-bearing liabilities	1	(58)	(57)
Total interest expense	620	(2,997)	(2,377)
Net interest income	$1,011	$(1,515)	$(504)

The following table presents an analysis of the Company’s quarterly average interest-earning assets, interest-bearing liabilities and noninterest-bearing demand deposits, for the dates indicated (dollars in thousands):

	September 30, 2002	September 30, 2001
Federal funds sold	$31,645	$18,563
Securities	313,363	265,682
Loans	1,136,517	1,072,915
Total interest-earning assets	$1,481,525	$1,357,160

Noninterest-bearing demand deposits	$143,851	$136,787
Interest-bearing deposits	1,250,608	1,145,808
Total deposits	$1,394,459	$1,282,595
Total interest-bearing liabilities	$1,253,559	$1,149,706

Provision for Loan Losses.  The Company’s provision for loan losses increased 82.4% in the third quarter of 2002 compared to the third quarter of 2001. A more detailed discussion concerning the allowance for loan losses is presented in the “Allowance for Loan Losses and Asset Quality” section of this report. The provision for loan losses in the third quarter of 2002 was influenced by continued loan growth and a higher level of nonperforming loans at September 30, 2002 ($17.1 million) compared to September 30, 2001 ($3.6 million).

Noninterest Income.  Total noninterest income decreased 21.5% in the third quarter of 2002 compared to the third quarter of 2001. During the third quarter of 2002 the Company experienced increases in the service fees on deposit accounts of $.4 million and debit card fees of $.1 million due to increased usage. The Company also experienced an increase in net gains on sale of loans held for sale of $.1 million due to higher activity resulting from a strong refinance market. Other noninterest income increased $.1 million primarily from income generated from new products and services offered by the Company. Improvements in noninterest income were offset by a decrease of $1.5 million in net realized gains on securities transactions due to the absence of a non-recurring gain that was realized during the 2001 period.

Noninterest Expense.  Total noninterest expense increased 7.9% in the third quarter of 2002 compared to the third quarter of 2001. Salaries and employee benefits increased $.3 million primarily as a result of normal salary increases and the Chicago Avenue, South Elgin and Oswego facilities being fully operational in the 2002 period. Advertising and promotion increased $.1 million during this period primarily due to more aggressive advertising efforts. Other noninterest expense increased $.2 million primarily due to costs associated with the development of new products and services offered by the Company.

Income Taxes.  Income tax expense decreased 24.7% for the third quarter of 2002 compared to the third quarter of 2001 primarily due to lower taxable income. The effective tax rate for the third quarter of both 2002 and 2001 was 34.1%.

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

Listed below are the Company’s projected changes in net interest income over a twelve-month horizon for the various rate shock levels as of the periods indicated (dollars in thousands):

September 30, 2002	Amount	Dollar Change	Percent Change
+200 basis points	$44,432	$(10,101)	(18.5)%
+100 basis points	49,578	(4,955)	(9.1)
Base	54,533	—	—
-100 basis points	50,537	(3,996)	(7.3)
-200 basis points	44,815	(9,718)	(17.8)

December 31, 2001	Amount	Dollar Change	Percent Change
+200 basis points	$46,016	$(9,589)	(17.2)%
+100 basis points	50,894	(4,711)	(8.5)
Base	55,605	—	—
-100 basis points	52,210	(3,395)	(6.1)
-200 basis points	46,711	(8,894)	(16.0)

ITEM 4.  CONTROLS AND PROCEDURES

Based upon an evaluation within 90 days prior to the filing date of this report, the Company’s Chairman of the Board and Chief Executive Officer and President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

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

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.               The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Index to Exhibits” immediately following the Signatures and Certifications.

b.              No reports on Form 8-K were filed by the Company during the three month period ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST SUBURBAN BANCORP, INC.
(Registrant)

Date: November 13, 2002
/s/ Kevin J. Acker
KEVIN J. ACKER
CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

/s/ Duane G. Debs
DUANE G. DEBS
PRESIDENT AND CHIEF FINANCIAL OFFICER

CERTIFICATIONS

I, Kevin J. Acker, certify that:

1)              I have reviewed this quarterly report on Form 10-Q of West Suburban Bancorp, Inc.;

2)              Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)              Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)              The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made of known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)              The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)              The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Kevin J. Acker
Kevin J. Acker
Chairman of the Board and Chief Executive Officer

I, Duane G. Debs, certify that:

1)              I have reviewed this quarterly report on Form 10-Q of West Suburban Bancorp, Inc.;

2)              Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)              Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)              The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made of known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)              The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)              The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Duane G. Debs
Duane G. Debs
President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation – Incorporated by reference from Exhibits 3.1 of Form S-1 of West Suburban dated November 10, 1988, under Registration No. 33-25225.

3.2	Form of Certificate of Amendment to Article of Incorporation – Incorporated by reference from Exhibit 3.2 of Form S-1 of West Suburban dated November 10, 1988, under Registration No. 33-25525.

3.3

Certificate of Amendment to Articles of Incorporation dated May 10, 1990 – Incorporated by reference from Exhibit 3.3 of the Form 10-K of West Suburban dated March 28, 1991, Commission File No. 0-17609.

3.4

Certificate of Amendment to Articles of Incorporation dated June 8, 1998 – Incorporated by reference from Exhibit 3.4 of the Form 10-K of West Suburban dated March 29, 1999, Commission File No. 0-17609.

3.5	By-laws – Incorporated by reference from Exhibit 3.3 of Form S-1 of West Suburban dated November 10, 1988, Registration No. 33-25225.

4.1	Specimen of Common Stock certificate – Incorporated by reference from Exhibit 4.1 of the Form 10-K of West Suburban dated March 29, 1999, Commission File No. 0-17609.

4.2	Articles of Incorporation of West Suburban (see Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 above).

4.3	By-laws of West Suburban (see Exhibit 3.5 above).

10.1

Employment Agreement dated May 1, 1997 between West Suburban and Mr. Kevin J. Acker – Incorporated by reference from Exhibit 10.2 of Form 10-Q of West Suburban dated August 14, 1997, Commission File No. 0-17609.

10.2

Employment Agreement dated May 1, 1997 between West Suburban and Mr. Keith W. Acker – Incorporated by reference from Exhibit 10.2 of Form 10-Q of West Suburban dated August 14, 1997, Commission File No. 0-17609.

10.3

Employment Agreement dated May 1, 1997 between West Suburban and Mr. Duane G. Debs – Incorporated by reference from Exhibit 10.2 of Form 10-Q of West Suburban dated August 14, 1997, Commission File No. 0-17609.

10.4

Employment Agreement dated May 1, 1997 between West Suburban and Mr. Michael P. Brosnahan – Incorporated by reference from Exhibit 10.2 of Form 10–Q of West Suburban dated August 14, 1997, Commission File No. 0-17609.

10.5

Form of Amended Deferred Compensation Agreement between West Suburban and Messrs. Kevin J. Acker, Keith W. Acker, Duane G. Debs and Michael P. Brosnahan – Incorporated by reference from Exhibit 10.5 of Form 10-Q of West Suburban dated August 14, 1997, Commission File No. 0-17609.

10.6

Employment Agreement dated December 24, 1998 between West Suburban and Mr. James Chippas – Incorporated by reference from Exhibit 10.6 of Form 10-K of West Suburban dated March 29, 1999, Commission File No. 0-17609.

10.7

Form of Amendment to Employment Agreement dated January 21, 1999 between West Suburban and Messrs. Kevin J. Acker, Keith W. Acker, Duane G. Debs and Michael P. Brosnahan – Incorporated by reference from Exhibit 10.7 of Form 10–K of West Suburban dated March 29, 1999, Commission File No. 0-17609.

10.8

Employment Agreement dated January 1, 2001 between West Suburban and Mr. Daniel P. Grotto – Incorporated by reference from Exhibit 10.8 of Form 10-K of West Suburban dated March 27, 2002, Commission File No. 0-17609.

99.1	Certification of Kevin J. Acker, Chief Executive Officer.

99.2	Certification of Duane G. Debs, Chief Financial Officer