Form 10-K
period 2002-12-31
WEST SUBURBAN BANCORP INC
filed 2003-03-21
CIK 805080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2002

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

Common Stock, no par value
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this form 10-K ☒

Indicate by check mark whether the Registrant in an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.  Yes ☒ No ☐

The aggregate fair value of voting common stock of Registrant held by non-affiliates as of February 17, 2003 was $164,144,845(1). At December 31, 2002, the total number of shares of Common Stock outstanding was 432,495.

Documents Incorporated by Reference:

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2002 are incorporated by reference into Parts I, II and IV hereof, to the extent indicated herein. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2003 are incorporated by reference in Part III hereof, to the extent indicated herein.

(1)          Based on the last independently appraised fair value of the Registrant’s common stock on February 17, 2003, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of common stock of Registrant.

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

•                                          The economic impact of terrorist activities and military actions.

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

The Bank is headquartered in Lombard, Illinois, and, as of December 31, 2002, had 33 full service branches, five limited service branches as well as five departments providing other convenient services throughout the western suburbs of Chicago. Due to the nature of the market areas served by the Bank, the Bank provides a wide range of financial services to individuals and small to medium size businesses. The western suburbs of Chicago have a diversified economy with many corporate headquarters and numerous small to medium size industrial and non-industrial businesses.

The Bank engages in a general full service retail banking business and offers a broad variety of consumer and commercial products and services. The Bank also offers insurance services through West Suburban Insurance Services, Inc., travel agency services through Travel With West Suburban, land trust services and safe deposit boxes. The Bank provides extended banking hours including Sunday hours and 24-hour banking through a proprietary network of 61 automated teller machines (“ATMs”), Tele-Bank 24 (a bank-by-phone system) and online banking at www.westsuburbanbank.com. Other consumer related services are available, including investment products and a Visa card through West Suburban Bank Card Services.

The following table sets forth financial and other information concerning the Bank as of and for the year ended December 31, 2002 (dollars in thousands):

Year Formed/Year Affiliated With the Parent
	Number of Locations	Total Assets	Shareholders’ Equity	Net Income	Return on Average
					Assets	Equity
West Suburban Bank (1962/1988)	38	$1,585,599	$136,151	$17,959	1.17%	13.39%

COMPETITION

The Company encounters competition in all areas of its business pursuits. It competes for loans, deposits, fiduciary and other services with financial and other institutions located both within and outside of its market area. In order to compete effectively, to develop its market base, to maintain flexibility and to move in pace with changing economic, technological and social conditions, the Company continuously refines and develops its products and services. The principal methods of competition in the financial services industry are price, service and convenience.

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

EMPLOYEES

The Company employed 598 persons (487 full-time equivalent employees) on December 31, 2002. The Company believes that its relationship with its employees is good.

SUPERVISION AND REGULATION

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Illinois Commissioner of Banks and Real Estate (the “Commissioner”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”).  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of the Company and its subsidiaries and is intended primarily for the protection of the FDIC insured deposits and depositors of the Bank, rather than shareholders.

The following is a summary of the material elements of the regulatory framework that applies to the Company and its subsidiaries.  It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. As such, the following is qualified in its entirety by reference to applicable law.  Any change in statutes, regulations or regulatory policies may have a material effect on the business of the Company and its subsidiaries.

West Suburban

General.  West Suburban, as the sole shareholder of the Bank, is a bank holding company.  As a bank holding company, West Suburban is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  In accordance with Federal Reserve policy, West Suburban is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where West Suburban might not otherwise do so.  Under the BHCA, West Suburban is subject to periodic examination by the Federal Reserve.  West Suburban is also required to file with the Federal Reserve periodic reports of West Suburban’s operations and such additional information regarding West Suburban and its subsidiaries as the Federal Reserve may require.

Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks.  The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company acquisition.  Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

The BHCA generally prohibits West Suburban from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking ... as to be a proper incident thereto.”  This authority would permit West Suburban to engage in a variety of banking-related businesses, including the operation of a thrift, consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.  As of the date of this filing, West Suburban has neither applied for nor received approval to operate as a financial holding company.

Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator.  “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances at 10% ownership.

Capital Requirements.  Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines.  If capital levels fall below the minimum required levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies:  (i) a risk-based requirement expressed as a percentage of total assets weighted according to risk; and (ii) a leverage requirement expressed as a percentage of total assets.  The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%.  The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others.  For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders’ equity plus common stock subject to contingent repurchase obligation less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of the Company’s allowance for loan and lease losses.

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions

(i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  As of December 31, 2002, West Suburban had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Dividend Payments.  West Suburban’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As an Illinois corporation, West Suburban is subject to the Illinois Business Corporation Act, as amended, which prohibits West Suburban from paying a dividend if, after giving effect to the dividend: (i) West Suburban would be insolvent; (ii) the net assets of West Suburban would be less than zero; or (iii) the net assets of West Suburban would be less than the maximum amount then payable to shareholders of West Suburban who would have preferential distribution rights if West Suburban were liquidated. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing.  The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation.  West Suburban’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the ”Exchange Act”).  Consequently, West Suburban is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Bank

General.  The Bank is an Illinois-chartered bank, the deposit accounts of which are insured by the FDIC’s Bank Insurance Fund (“BIF”).  As an Illinois-chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, the chartering authority for Illinois banks, and the FDIC, designated by federal law as the primary federal regulator of state-chartered, FDIC-insured banks that, like the Bank, are not members of the Federal Reserve System.

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

During the year ended December 31, 2002, BIF assessments ranged from 0% of deposits to 0.27% of deposits.  For the semi-annual assessment period beginning January 1, 2003, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

FICO Assessments.  Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC’s Savings Association Insurance Fund (“SAIF”) has been used to cover interest payments due on the outstanding obligations of the Financing Corporation (“FICO”). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF’s predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2002, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

Supervisory Assessments.  All Illinois banks are required to pay supervisory assessments to the Commissioner to fund the operations of the Commissioner.  The amount of the assessment is calculated on the basis of an institution’s total assets, including consolidated subsidiaries, as reported to the Commissioner.  During the year ended December 31, 2002, the Bank paid supervisory assessments to the Commissioner totaling $.13 million.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses.  The FDIC has established the following minimum capital standards for state-chartered insured non-member banks, such as the Bank:  (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. For purposes of these capital standards, the components of Tier 1 capital and total capital are the same as those for bank holding companies discussed above.

The capital requirements described above are minimum requirements.  Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions.  For example, regulations of the FDIC provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

Further, federal law and regulations provide various incentives for financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is “well-capitalized” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria that determines a bank holding company’s eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be “well- capitalized.” Under the regulations of the FDIC, in order to be “well-capitalized” a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

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

As of December 31, 2002: (i) the Bank was not subject to a directive from the FDIC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under FDIC capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by FDIC regulations.

Dividend Payments.  The primary source of funds for the Company is dividends from the Bank.  Under the Illinois Banking Act, Illinois-chartered banks generally may not pay dividends in excess of their net profits. The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2002.  As of December 31, 2002, approximately $9.3 million was available to be paid as dividends by the Bank.  Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines the payment would constitute an unsafe or unsound practice.

Insider Transactions.  The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company, on investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank.  Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company, to principal shareholders of the Company and to “related interests” of such directors, officers and principal shareholders.  In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Bank or a principal shareholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

Safety and Soundness Standards.  The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions.  The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

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

State and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates.  The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed only if specifically authorized by state law.  Illinois law permits interstate mergers subject to certain conditions, including a condition requiring an Illinois bank involved in an interstate merger to have been in existence and continuous operation for more than five years.

State Bank Investments and Activities.  The Bank generally is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Illinois law.  However, under federal law and FDIC regulations, FDIC insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank.  Federal law and FDIC regulations also prohibit FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member.  These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

Federal Reserve System.  Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows:  for transaction accounts aggregating $42.1 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $42.1 million, the reserve requirement is $1.083 million plus 10% of the aggregate amount of total transaction accounts in excess of $42.1 million.  The first $6.0 million of otherwise reservable balances are exempted from the reserve requirements.

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

Available Information

West Suburban’s Internet address is www.westsuburbanbank.com.  Beginning from at least November 15, 2002, West Suburban has made available on or through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendment to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material was electronically filed with, or furnished to, the Securities and Exchange Commission.

EXECUTIVE OFFICERS OF THE COMPANY

The names and ages of the executive officers of West Suburban, along with a brief description of the business experience of each person during the past five years, and certain other information is set forth below:

Name (Age) and Position and Offices with West Suburban (year first elected to office)	Principal Occupations and Employment for Past Five Years and Other Information

Kevin J. Acker (53) Chairman and Chief Executive Officer (1993) and Vice President (1986)	Senior Vice President - Marketing of the Bank since 1997

Keith W. Acker (53) Chief Operations Officer (1996)	Director and President of the Bank since 1986

Duane G. Debs (46) President (1997) and Chief Financial Officer (1993)	Senior Vice President since 1997 and Comptroller of the Bank since 1987

Michael P. Brosnahan (53) Vice President (1997)	Senior Vice President - Commercial Lending of the Bank since 1989

STATISTICAL DATA

The statistical data required by Exchange Act Industry Guide 3, “Statistical Disclosure By Bank Holding Companies,” has been incorporated by reference from the Company’s 2002 Annual Report to Shareholders (attached as Exhibit 13 hereto) or is set forth below. This data should be read in conjunction with the Company’s 2002 Consolidated Financial Statements and related notes, and the discussion included in Management’s Discussion and Analysis of Financial Condition and Results of Operations as set forth in the Company’s 2002 Annual Report to Shareholders.

Securities

The following table sets forth by category the amortized cost of securities at December 31 (dollars in thousands):

	2002	2001	2000
Available for sale
Corporate	$63,251	$124,811	$97,390
U.S. government agencies and corporations(1)	185,303	9,280	26,806
States and political subdivisions	2,842	405	908
Preferred stock and other equity securities	21,908	12,685	8,390
Total securities available for sale	273,304	147,181	133,494
Held to maturity
U.S. government agencies and corporations(1)	26,127	93,524	135,490
States and political subdivisions	23,750	27,444	28,490
Total securities held to maturity	49,877	120,968	163,980
Total securities	$323,181	$268,149	$297,474

(1)          Includes mortgage-backed securities.

The following table sets forth, by contractual maturity, the amortized cost and weighted average yield of debt securities available for sale at December 31, 2002. Yields on tax-exempt securities represent actual coupon yields, net of premium amortization and discount accretion (dollars in thousands):

	Corporate		U.S. Government Agencies and Corporations(1)		States and Political Subdivisions
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Within 1 year	$7,960	5.50%	$—	—%	$590	3.29%
After 1 year but within 5 years	54,796	5.23%	162,325	4.32%	1,620	2.95%
After 5 years but within 10 years	495	7.50%	22,918	4.74%	632	3.85%
After 10 years	—	—%	60	—%	—	—%
Total	$63,251	5.28%	$185,303	4.37%	$2,842	3.22%

(1)          Includes mortgage-backed securities.

The weighted average yield on preferred stock and other equity securities was 4.99% at December 31, 2002.

The following table sets forth, by contractual maturity, the amortized cost and weighted average yield of securities held to maturity at December 31, 2002 (dollars in thousands). Yields on tax-exempt securities represent actual coupon yields, net of premium amortization and discount accretion:

	U.S. Government Agencies and Corporations(1)		States and Political Subdivisions
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Within 1 year	$—	—%	$3,202	3.83%
After 1 year but within 5 years	23,012	4.79%	7,228	4.62%
After 5 years but within 10 years	—	—%	10,492	5.67%
After 10 years	3,115	4.91%	2,828	4.99%
Total	$26,127	4.80%	$23,750	5.02%

(1)          Includes mortgage-backed securities.

No securities holdings of a single issuer exceed 10% of the shareholders’ equity of the Company at December 31, 2002. Expected maturities may differ from contractual maturities because issers may have the right to call or prepay obligations with or without prepayment penalties. Approximately $143.1 million of securities are callable in 2003. Most of these callable securities were issued by U.S. government agencies and corporations.

During 2001, the Company wrote down its investments in debt securities issued by Comdisco, Inc., FINOVA Group, Inc. and Enron Corp. after making a determination that the value of the debt securities had become impaired. These impairment losses totaled $3.0 million in 2001. The carrying values of the Comdisco, Inc., FINOVA Group, Inc. and Enron Corp. securities totaled $4.8 million at December 31, 2001. The Comdisco, Inc. and Enron Corp. securities were sold in 2002. The carrying value of the FINOVA Group, Inc. securities was $.4 million at December 31, 2002.

Loan Portfolio

The following table sets forth the major loan categories at December 31 (dollars in thousands):

	2002	2001	2000	1999	1998
Commercial	$330,775	$323,036	$276,519	$212,505	$225,774
Consumer(1)	11,591	10,514	9,101	10,451	16,468
Indirect automobile	90,617	102,183	100,847	81,782	31,625
Real estate
Residential	135,311	152,495	180,089	169,035	174,328
Commercial	212,010	195,800	183,899	160,522	127,655
Home equity(1)	169,020	145,972	133,609	126,496	111,446
Construction	174,001	157,328	129,316	79,526	69,640
Held for sale	4,224	5,840	160	338	4,465
Credit card	13,732	10,437	12,037	12,960	14,210
Other	1,382	2,033	1,962	2,850	6,748
Total	1,142,663	1,105,638	1,027,539	856,465	782,359
Allowance for loan losses	(13,847)	(12,262)	(11,399)	(10,759)	(9,998)
Loans, net	$1,128,816	$1,093,376	$1,016,140	$845,706	$772,361

(1)          In 1999, consumer loans ($10 million) for home equity loan customers were reclassified for 1999 from consumer loans to real estate-home equity. Balances prior to 1999 were not reclassified.

The following table sets forth the maturity and interest rate sensitivity of selected loan categories at December 31, 2002 (dollars in thousands):

	Remaining Maturity
	One year or less	One to five years	Over five years	Total
Real estate-construction	$171,128	$2,873	$—	$174,001
Other loans	447,266	369,893	151,503	968,662
Total	$618,394	$372,766	$151,503	$1,142,663

Variable rate	$599,599	$192,573	$8,585	$800,757
Fixed rate	18,795	180,193	142,918	341,906
Total	$618,394	$372,766	$151,503	$1,142,663

Nonperforming Loans

The following table sets forth the aggregate amount of nonperforming loans and selected ratios at December 31 (dollars in thousands):

	2002	2001	2000	1999	1998
Loans past due over 90 days still on accrual	$1,789	$11,338	$491	$1,184	$3,621
Nonaccrual loans	12,021	3,945	1,064	3,544	14,979
Total nonperforming loans	13,810	15,283	1,555	4,728	18,600
Other real estate	40	1,410	1,940	3,488	1,742
Total nonperforming assets	$13,850	$16,693	$3,495	$8,216	$20,342
Ratio of nonperforming loans to total loans	1.2%	1.4%	0.2%	0.6%	2.4%
Ratio of nonperforming assets to total assets	0.9%	1.1%	0.2%	0.6%	1.6%

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

The following table sets forth the activity in the allowance for loan losses for the years ended and at December 31 (dollars in thousands):

	2002	2001	2000	1999	1998
Allowance for loan losses at beginning of period	$12,262	$11,399	$10,759	$9,998	$9,772
Loan charge-offs
Commercial	5,869	1,789	1,132	2,109	1,868
Consumer	61	6	50	9	77
Indirect automobile	244	171	101	51	—
Real estate
Residential	—	45	7	88	237
Commercial	341	—	—	—	—
Home equity	—	30	—	—	37
Construction	—	—	—	23	—
Credit card	274	217	208	304	483
Other	12	47	4	2	30
Total loan charge-offs	6,801	2,305	1,502	2,586	2,732
Loan recoveries
Commercial	95	113	520	138	124
Consumer	5	8	14	13	58
Indirect automobile	52	22	6	10	—
Real estate
Residential	3	4	8	1	91
Commercial	—	—	—	—	—
Home equity	—	9	—	—	—
Construction	—	—	—	—	—
Credit card	106	62	94	97	114
Other	—	—	—	4	8
Total loan recoveries	261	218	642	263	395
Net loan charge-offs	6,540	2,087	860	2,323	2,337
Provision for loan losses	8,125	2,950	1,500	3,084	2,563
Allowance for loan losses at end of period	$13,847	$12,262	$11,399	$10,759	$9,998
Allowance for loan losses to total loans	1.21%	1.11%	1.11%	1.26%	1.28%
Net charge-offs to average total loans	0.59%	0.20%	0.09%	0.29%	0.31%

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

The allocation shown in the following table, encompassing the major segments of the loan portfolio, represents only an estimate for each category of loans based on historical loss experience and management’s judgment of amounts deemed reasonable to provide for probable losses within each category.

Estimated losses for categories of homogeneous loan types are generally made on an aggregate basis (dollars in thousands).

	2002		2001		2000		1999		1998
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Commercial	$9,304	29.0%	$5,619	29.2%	$4,339	26.9%	$3,729	24.8%	$4,025	28.9%
Consumer(1)	78	1.1%	60	1.1%	79	1.1%	96	1.6%	170	3.0%
Indirect automobile	380	7.9%	479	9.3%	491	9.8%	409	9.5%	152	4.0%
Real estate
Residential(2)	346	12.2%	491	14.3%	900	17.5%	845	19.7%	872	22.9%
Commercial	615	18.6%	1,880	17.7%	1,808	17.9%	1,581	18.8%	1,269	16.3%
Home equity	522	14.8%	526	13.2%	668	13.0%	632	14.8%	557	14.2%
Construction	1,984	15.2%	2,946	14.2%	2,586	12.6%	1,590	9.3%	1,393	8.9%
Credit card	432	1.2%	245	1.0%	324	1.2%	327	1.5%	333	1.8%
Unallocated	186	—%	16	—%	204	—%	1,550	—%	1,227	—%
Total	$13,847	100.0%	$12,262	100.0%	$11,399	100.0%	$10,759	100.0%	$9,998	100.0%

(1)          Consumer loans include consumer and other loans.

(2)          Residential real estate loans include real estate - held for sale.

Deposits

The following table sets forth by category average daily deposits and interest rates for the years ended December 31 (dollars in thousands):

	2002		2001		2000
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand-noninterest-bearing	$144,352	—%	$134,219	—%	$130,420	—%
NOW	260,916	0.4%	233,765	0.8%	217,982	1.3%
Money market checking	228,555	1.9%	192,587	3.6%	137,260	5.2%
Savings	337,671	1.8%	291,569	2.6%	284,240	3.4%
Time deposits
Less than $100,000	307,122	4.1%	320,397	5.6%	341,035	5.8%
$100,000 and greater	90,053	3.9%	103,327	5.4%	106,736	6.1%
Total	$1,368,669	2.0%	$1,275,864	3.2%	$1,217,673	3.8%

The following table sets forth by maturity time deposits $100,000 and greater at December 31 (dollars in thousands):

2002
Within 3 months	$20,677
After 3 months but within 6 months	17,624
After 6 months but within 12 months	25,415
After 1 year but within 5 years	27,393
Over 5 years	319
Total	$91,428

Return on Equity and Assets and Other Financial Ratios

The following table sets forth selected financial ratios at and for the years ended December 31:

	2002	2001	2000
Return on average total assets	1.17%	1.40%	1.53%
Return on average shareholders’ equity plus common stock in ESOP subject to contingent repurchase obligation	12.01%	13.73%	14.96%
Cash dividends declared to net income	100.09%	85.72%	81.34%
Average shareholders’ equity plus common stock in ESOP subject to contingent repurchase obligation to average total assets	9.76%	10.21%	10.22%

ITEM 2.	PROPERTIES

West Suburban and the Bank occupy a total of approximately 259,300 square feet in 33 full service branches, five limited service branches as well as five departments. West Suburban’s principal office is located in approximately 32,500 square feet of office space at 711 South Meyers Road, Lombard, Illinois. As indicated below, the Bank also operates its principal office as a branch. Travel With West Suburban, West Suburban Bank Land Trust, West Suburban Financial Services and West Suburban Insurance Services, Inc. are included in 711 South Meyers Road. West Suburban Bank VISA is included in 701 South Meyers Road.

The following table sets forth certain information concerning the branches of the Bank as of December 31, 2002:

Location of Branches	Approximate Square Feet	Status
711 South Meyers Road Lombard, Illinois	32,500	Owned

40 East St. Charles Road Villa Park, Illinois	2,700	Owned

17W754 22nd Street Oakbrook Terrace, Illinois	6,100	Owned

707 North Main Street Lombard, Illinois	4,100	Owned

221 South West Street Wheaton, Illinois	800	Owned

879 East Geneva Road Carol Stream, Illinois	3,600	Leased

1104 West Boughton Road Bolingbrook, Illinois	4,500	Owned

295 West Loop Road Wheaton, Illinois	4,500	Owned

6400 South Cass Avenue Westmont, Illinois	3,100	Leased

2800 Finley Road Downers Grove, Illinois	10,700	Owned

1122 South Main Street Lombard, Illinois	6,400	Owned

3S041 Route 59 Warrenville, Illinois	3,700	Owned

5330 Main Street Downers Grove, Illinois	10,500	Owned

8001 South Cass Avenue Darien, Illinois	17,800	Owned

672 East Boughton Road Bolingbrook, Illinois	7,100	Owned

Location of Branches	Approximate Square Feet	Status
1005 75th Street Darien, Illinois	1,000	Owned

505 North Weber Road Romeoville, Illinois	4,400	Owned

401 North Gary Avenue Carol Stream, Illinois	6,400	Owned

355 West Army Trail Road Bloomingdale, Illinois	10,700	Owned

1657 Bloomingdale Road Glendale Heights, Illinois	4,100	Owned

1061 West Stearns Road Bartlett, Illinois	3,400	Owned

1380 Army Trail Road Carol Stream, Illinois	2,300	Leased

315 South Randall Road St. Charles, Illinois	1,400	Owned

3000 East Main Street St. Charles, Illinois	4,200	Owned

1870 McDonald Road South Elgin, Illinois	4,600	Owned

101 North Lake Street Aurora, Illinois	19,000	Owned

1830 Douglas Road Montgomery, Illinois	2,500	Owned

2000 West Galena Boulevard Aurora, Illinois	48,000	Owned

335 North Eola Road Aurora, Illinois	4,200	Owned

2830 Route 34 Oswego, Illinois	4,800	Owned

1296 East Chicago Avenue Naperville, Illinois	2,300	Owned

2020 Feldott Lane Naperville, Illinois	4,500	Owned

100 South Main Street Lombard, Illinois	700	Owned

Location of Branches	Approximate Square Feet	Status
Beacon Hill 2400 South Finley Road Lombard, Illinois	100	Leased

717 South Meyers Road Lombard, Illinois	7,100	Owned

701 South Meyers Road Lomard, Illinois	5,200	Owned

Lexington Square 400 West Butterfield Road Elmhurst, Illinois	100	Leased

Lexington Square 555 Foxworth Boulevard Lombard, Illinois	100	Leased

Mr. Z’s (ATM only) 401 South Main Street Lombard, Illinois	100	Leased

ITEM 3	LEGAL PROCEEDINGS

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

West Suburban hereby incorporates by reference the information called for by Item 5 of this Form 10-K from the section entitled “Common Stock, Book Value and Dividends” on page 3 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2002 (attached as Exhibit 13 hereto).

West Suburban’s Common Stock is not traded on any national or regional exchange. While there is no established trading market for West Suburban’s Common Stock, West Suburban is aware that from time to time limited or infrequent quotations are made with respect to West Suburban’s Common Stock and that there occurs limited trading in West Suburban’s Common Stock resulting from private transactions not involving brokers or dealers. Transactions in West Suburban’s Common Stock have been infrequent. As of February 6, 2003, West Suburban had 432,495 shares of Common Stock outstanding held by 1,107 shareholders of record. Management is aware of 21 transactions during 2002 involving the sale, in the aggregate, of 1,054 shares of Common Stock. The average sale price in such transactions was $541.80 per share.

ITEM 6.	SELECTED FINANCIAL DATA

West Suburban hereby incorporates by reference the information called for by Item 6 of this Form 10-K from the section entitled “Selected Financial Data” on page 25 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2002 (attached as Exhibit 13 hereto).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

West Suburban hereby incorporates by reference the information called for by Item 7 of this Form 10-K from the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 27 through 33 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2002 (attached as Exhibit 13 hereto).

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

West Suburban hereby incorporates by reference the information called for by Item 7A of this Form 10-K from the Interest Rate Sensitivity section included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 32 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2002 (attached as Exhibit 13 hereto).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

West Suburban hereby incorporates by reference the information called for by Item 8 of this Form 10-K from the Consolidated Financial Statements on pages 5 through 24 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2002 (attached as Exhibit 13 hereto).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

West Suburban hereby incorporates by reference the information called for by Item 10 of this Form 10-K regarding directors of West Suburban from the section entitled “Election of Directors” of West Suburban’s 2003 Proxy Statement.

Section 16(a) of the 1934 Act requires that the Company’s executive officers and directors and persons who own more than 10% of the Company’s Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the exchange on which West Suburban’s shares of Common Stock are traded. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company’s review of the copies and forms furnished to the Company and, if appropriate, representations made to the Company by any such reporting person concerning whether a Form 5 was required to be filed for the 2002 fiscal year, the Company is not aware that any of its directors and executive officers or 10% shareholders failed to comply with the filing requirements of Section 16(a) during 2002.

ITEM 11.	EXECUTIVE COMPENSATION

West Suburban hereby incorporates by reference the information called for by Item 11 of this Form 10-K from the section entitled “Executive Compensation” of West Suburban’s 2003 Proxy Statement; provided, however, Report of the Board of Directors on Executive Compensation is specifically not incorporated into this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

West Suburban hereby incorporates by reference the information called for by Item 12 of this Form 10-K from the section entitled “Security Ownership of Certain Beneficial Owners” of West Suburban’s 2003 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

West Suburban hereby incorporates by reference the information called for by Item 13 of this Form 10-K from the section entitled “Transactions with Directors, Officers and Associates” of West Suburban’s 2003 Proxy Statement.

ITEM 14.	CONTROLS AND PROCEDURES

Based upon an evaluation within 90 days prior to the filing date of this report, the Company’s Chairman and Chief Executive Officer and President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Part IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item (a)(1) and (2). Financial Statements

WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

The following audited Consolidated Financial Statements of West Suburban and its subsidiaries and related notes and report of independent auditors are incorporated by reference from West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2002 (attached as Exhibit 13 hereto).

The following Condensed Financial Information-Parent Only is incorporated by reference from Note 15 to West Suburban’s audited Consolidated Financial Statements as set forth in West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2002 (attached as Exhibit 13).

Condensed Balance Sheets – December 31, 2002 and 2001	22

Condensed Statements of Income – Years Ended December 31, 2002, 2001 and 2000	22

Condensed Statements of Cash Flows – Years Ended December 31, 2002, 2001 and 2000	23

Schedules

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable or the required information is included in the financial statements incorporated by reference or notes thereto.

Item 15(a)(3).                           Exhibits

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-K and are listed on the “Index to Exhibits” immediately following the signature page.

Item 15(b).                                        Reports on Form 8-K

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
Duane G. Debs
President and Chief Financial Officer

Date: March 21, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 21st day of March, 2003.

SIGNATURE		TITLE

/s/ Kevin J. Acker	3/21/2003	Chairman, Chief Executive Officer and Director
Kevin J. Acker	Date

/s/ Duane G. Debs	3/21/2003	President, Chief Financial Officer and Director
Duane G. Debs	Date

/s/ David S. Bell	3/21/2003	Director
David S. Bell	Date

/s/ Peggy P. LoCicero	3/21/2003	Director
Peggy P. LoCicero	Date

/s/ Charles P. Howard	3/21/2003	Director
Charles P. Howard	Date

The foregoing includes all of the Board of Directors of West Suburban.

CERTIFICATIONS

I, Kevin J. Acker, certify that:

1)              I have reviewed this annual report on Form 10-K of West Suburban Bancorp, Inc.;

2)              Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)              Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)              The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)              The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)              The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

/s/ Kevin J. Acker
Kevin J. Acker
Chairman and Chief Executive Officer

I, Duane G. Debs, certify that:

1)              I have reviewed this annual report on Form 10-K of West Suburban Bancorp, Inc.;

2)              Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)              Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)              The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)              The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)              The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

/s/ Duane G. Debs
Duane G. Debs
President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of West Suburban filed March 14, 1986

3.2	Articles of Amendment to Article of Incorporation of West Suburban filed November 2, 1988

3.3	Articles of Amendment to Articles of Incorporation of West Suburban filed June 20, 1990

3.4	Articles of Amendment to Articles of Incorporation of West Suburban filed June 8, 1998

3.5	Amended and Restated By-laws of West Suburban

4.1	Specimen of Common Stock certificate - Incorporated by reference from Exhibit 4.1 of the Form 10-K of West Suburban dated March 29, 1999, Commission file No. 0-17609

10.1

Employment Agreement dated May 1, 1997 between West Suburban and Mr. Kevin J. Acker - Incorporated by reference from Exhibit 10.1 of Form 10-Q of West Suburban dated August 14, 1997, Commission File No. 0-17609

10.2

Employment Agreement dated May 1, 1997 between West Suburban and Mr. Keith W. Acker - Incorporated by reference from Exhibit 10.2 of Form 10-Q of West Suburban dated August 14, 1997, Commission File No. 0-17609

10.3

Employment Agreement dated May 1, 1997 between West Suburban and Mr. Duane G. Debs - Incorporated by reference from Exhibit 10.3 of Form 10-Q of West Suburban dated August 14, 1997, Commission File No. 0-17609

10.4

Employment Agreement dated May 1, 1997 between West Suburban and Mr. Michael P. Brosnahan - Incorporated by reference from Exhibit 10.4 of Form 10-Q of West Suburban dated August 14, 1997, Commission File No. 0-17609

Exhibit Number	Description

10.5

Form of Amended Deferred Compensation Agreement between West Suburban and Messrs. Kevin J. Acker, Keith W. Acker, Duane G. Debs and Michael P. Brosnahan - Incorporated by reference from Exhibit 10.5 of Form 10-Q of West Suburban dated August 14, 1997, Commission File No. 0-17609

10.6

Employment Agreement dated December 24, 1998 between West Suburban and Mr. James Chippas - Incorporated by reference from Exhibit 10.6 of Form 10-K of West Suburban dated March 29, 1999, Commission File No. 0-17609

10.7

Form of Amendment to Employment Agreement dated January 21, 1999 between West Suburban and Messrs. Kevin J. Acker, Keith W. Acker, Duane G. Debs and Michael P. Brosnahan - Incorporated by reference from Exhibit 10.7 of Form 10-K of West Suburban dated March 29, 1999, Commission File No. 0-17609

10.8

Employment Agreement dated January 1, 2001 between West Suburban and Mr. Daniel P. Grotto - Incorporated by reference from Exhibit 10.8 of Form 10-K of West Suburban dated March 27, 2002, Commission File No. 0-17609

13	Annual Report to Shareholders of West Suburban for fiscal year ended December 31, 2002

21	Subsidiaries of Registrant

99.1	Certification of Kevin J. Acker, Chairman and Chief Executive Officer.

99.2	Certification of Duane G. Debs, Chief Financial Officer.