Form 10-Q
period 2003-03-31
WEST SUBURBAN BANCORP INC
filed 2003-05-09
CIK 805080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2003

OR

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For transition period from __________ to __________

Commission File Number 0 -17609

WEST SUBURBAN BANCORP, INC.

(Exact name of Registrant as specified in its charter)

Illinois	36-3452469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

711 South Meyers Road, Lombard, Illinois	60148
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code:	(630) 629-4200

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No .

Indicate the number of shares outstanding of each of the Issuer's class of common stock as of the latest practicable date.

15,000,000 shares of Common Stock, no par value, were authorized, and 432,495 shares of Common Stock were issued and outstanding, as of May 1, 2003.

WEST SUBURBAN BANCORP, INC.

Form 10-Q Quarterly Report

Table of Contents

PART I

Item 1. Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Form 10-Q Signatures

Form 10-Q Certifications

Special Note Concerning Forward-Looking Statements

This document (including information incorporated by reference) contains, and future oral and written statements of the Company and its management may contain, forward-looking statements within the meaning of such term in the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of West Suburban Bancorp, Inc. ("West Suburban") and West Suburban Bank (the "Bank" and collectively with West Suburban and its other subsidiaries, the "Company"). Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "may," "will," "would," "could," "should" or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

• The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company's assets.

• The economic impact of terrorist attacks and military actions.

• The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters.

• The effects of changes in interest rates (including the effects of changes in the rate of prepayments of the Company's assets) and the policies of the Board of Governors of the Federal Reserve System.

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

• Technological changes implemented by the Company and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers including technological changes implemented for, or related to, new products such as stored value cards, payroll cards and other similar products and services.

• The ability of the Company to develop and maintain secure and reliable electronic systems including systems developed for new products such as stored value cards, payroll cards and other similar products and services.

• The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

• Consumer spending and saving habits which may change in a manner that affects the Company's business adversely.

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

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

PART I

ITEM 1. FINANCIAL STATEMENTS

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(UNAUDITED)

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(Dollars in thousands, except per share data)

(UNAUDITED)

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(Dollars in thousands, except per share data)

(UNAUDITED)

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(Dollars in thousands)

(UNAUDITED)

2003	2002
Cash flows from operating activities		
Net income	$ 7,805	$ 5,099
Adjustments to reconcile net income to net cash provided by operating activities		
Depreciation	1,088	951
Provision for loan losses	400	1,125
Deferred income tax benefit	(179)	(230)
Net premium amortization of securities	575	150
Net realized gains on securities transactions	(1,568)	(369)
Federal Home Loan Bank stock dividends	(129)	(64)
Net gain on sales of loans held for sale	(228)	(176)
Sales of loans held for sale	16,841	14,748
Origination of loans held for sale	(14,706)	(11,157)
Net loss (gain) on sales of premises and equipment	-	(8)
(Increase) decrease in accrued interest and other assets	(335)	1,981
Increase in accrued interest and other liabilities	5,935	572
Net cash provided by operating activities	15,499	12,622
Cash flows from investing activities		
Securities available for sale		
Sales	65,500	80,752
Maturities and calls	73,105	7,075
Purchases	(241,057)	(157,795)
Securities held to maturity		
Maturities and calls	3,697	20,212
Purchases	-	(9,475)
Net decrease in loans	3,895	9,573
Purchases of premises and equipment	(551)	(1,858)
Sales of premises and equipment	-	43
Investment in company-owned life insurance policies	(80)	(238)
Net cash used in investing activities	(95,491)	(51,711)
Cash flows from financing activities		
Net increase in deposits	55,074	42,455
Increase in federal funds purchased	-	6,500
Dividends paid	(7,785)	(7,569)
Net cash provided by financing activities	47,289	41,386
Net (decrease) increase in cash and cash equivalents	(32,703)	2,297
Beginning cash and cash equivalents	66,788	47,076
Ending cash and cash equivalents	$ 34,085	$ 49,373
Supplemental disclosures		
Cash paid for		
Interest	$ 5,936	$ 7,455
Income taxes	-	300

WEST SUBURBAN BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands, except per share data)

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

NOTE 2 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Unused lines of credit and other commitments to extend credit not reflected in the financial statements are as follows:

Fixed rate commercial loan commitments at March 31, 2003 generally had interest rates ranging from 3.77% to 9.29% with terms ranging from 1 to 7 years. Fixed rate mortgage loan commitments at March 31, 2003 generally had interest rates ranging from 4.75% to 6.875% with terms ranging from 7 to 30 years. Fixed rate check credit loans had an interest rate of 18.00% as of March 31, 2003.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("Statement") 147, "Acquisitions of Certain Financial Institutions" in October 2002. The Company's goodwill arose from its acquisition of a financially troubled thrift institution during 1990. The guidance in Statement 147 indicates that the Company's acquisition of the troubled thrift institution is a business combination resulting in goodwill that should be accounted for under Statement 142, "Goodwill and Other Intangible Assets." Statement 142 generally requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment and written down if impaired.

Goodwill is carried on the Company's balance sheet at $712 at both March 31, 2003 and December 31, 2002. The Company has no other intangible assets.

NOTE 4 - COMMON STOCK IN ESOP SUBJECT TO CONTINGENT REPURCHASE OBLIGATION

At March 31, 2003 and December 31, 2002, the Employee Stock Ownership Plan ("ESOP") held 74,163 and 73,837 shares of West Suburban common stock, respectively, and substantially all shares held by the ESOP were allocated to the accounts maintained for participants. Participants who elect to receive their benefit payments in the form of West Suburban common stock may require the Company to purchase the common stock distributed at fair value during two 60-day periods. The first purchase period begins on the date the benefit is paid and the second purchase period begins on the first anniversary of the payment date. This contingent repurchase obligation is reflected in the Company's financial statements as "Common stock in ESOP subject to contingent repurchase obligation" and reduces shareholders' equity by an amount that represents the independently appraised fair value of all the West Suburban common stock held by the ESOP, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares. At March 31, 2003 and December 31, 2002, this contingent repurchase obligation reduced shareholders' equity by $41,680 and $40,241, respectively. The Company believes that the ESOP will continue to have a sufficient amount of cash to distribute benefit payments to former employees and that the exercise of the right of former employees to cause the Company to purchase West Suburban common stock is unlikely.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BALANCE SHEET ANALYSIS

Asset Distribution. Total consolidated assets at March 31, 2003 increased 3.8% from December 31, 2002. Total year-to-date average assets at March 31, 2003 increased 8.0% from March 31, 2002. An increase in securities available for sale was the largest component of the increase in total assets and was partially offset by a decrease in cash and cash equivalents. Asset growth was funded primarily by higher levels of deposits.

Cash and cash equivalents at March 31, 2003 decreased 49.0% from December 31, 2002 primarily due to the use of cash and cash equivalents to purchase securities available for sale.

The Company's available for sale securities portfolio increased 36.5% during the first three months of 2003. The Company made significant investments in corporate and U.S. government agency securities. Investing in U.S. government agency securities and classifying the investments as available for sale increases the Company's liquidity and is an important element in the Company's liquidity management function during the current low interest environment. This has also allowed the Company to better control the level of risk while maximizing the yield over an entire interest rate cycle. During this period, the Company's accumulated other comprehensive income decreased $1.2 million due to a reduction in unrealized gains on securities available for sale, net of deferred tax. The Company's held to maturity portfolio decreased 7.4% during the first three months of 2003, primarily due to calls of U.S. government agency securities and the Company's decision to classify all new security purchases made during the first quarter of 2003 as available for sale. The Company will continue to monitor its level of available for sale and held to maturity securities and will classify new security purchases in the appropriate category at the time of purchase.

The carrying value of the Company's major categories of securities are summarized in the following table (dollars in thousands):

Total loans outstanding at March 31, 2003 decreased 0.5% from December 31, 2002 due to decreased balances in the commercial, indirect automobile and residential real estate loan portfolios. These decreases were partially offset by increases in the commercial real estate, construction real estate and home equity loan portfolios. The decrease in the indirect automobile loan portfolio was primarily due to scheduled repayments and prepayments as well as the effect of promotional programs offered by new automobile dealers such as 0% financing. The increase in the commercial real estate loan portfolio resulted primarily from the origination of one large new loan during the period. The Company also experienced continued growth in its home equity loan portfolio as a result of promotional efforts relating to this product.

Balances in the Company's categories of loans are summarized in the following table (dollars in thousands):

Allowance for Loan Losses and Asset Quality. The Company's provision for loan losses is based on management's quarterly evaluations of the adequacy of the allowance for loan losses. In these evaluations, management considers numerous factors including, but not limited to, historical loan loss experience, information about specific borrower situations and estimated collateral values and prevailing economic conditions.

All categories of loans are evaluated on a category by category basis. In addition, individual commercial loans are evaluated to determine if a specific loss allocation is needed for problem loans deemed to have a shortfall in collateral. Management also considers the borrower's current economic status including liquidity and future business viability. Other factors used in the allocation of the allowance include levels and trends of past dues and charge-offs along with concentrations of credit within the commercial and commercial real estate loan portfolios. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur.

The provision for loan losses decreased 64.4% for the three months ended March 31, 2003 compared to 2002. The Company's provision for loan losses reflected management's evaluation of the loan portfolio within the context of the factors previously discussed. The decrease was primarily the result of the decreased levels of net loan charge-offs and a slight decrease in nonperforming loans. The Company did not charge-off any commercial loans for the three months ended March 31, 2003 compared to $.8 million of commercial loan charge-offs in the three months ended March 31, 2002.

The ratio of the allowance for loan losses to total loans outstanding was 1.25% at March 31, 2003 and 1.21% at December 31, 2002. Nonperforming loans at March 31, 2003 decreased 1.9% from December 31, 2002. The accrual status of loans past due 90 days and over is based on management's evaluation of the respective collateral values and collection efforts.

The following table presents an analysis of the Company's nonperforming loans and other real estate as of the dates indicated (dollars in thousands):

The following table presents an analysis of the Company's provision for loan losses for the periods stated (dollars in thousands):

Deposits. Total deposits at March 31, 2003 increased 3.9% from December 31, 2002. The increase in total deposits was the result of an increase in interest-bearing deposits partially offset by a decrease in demand-noninterest-bearing deposits. Management believes the growth of money market checking and savings deposits reflects the tendency of its customers to maintain a higher level of short-term liquid investments during periods of low interest rates. Management believes the growth in deposits is directly correlated to promotional efforts and the uncertainty of financial markets.

Balances in the Company's major categories of deposits are summarized in the following table (dollars in thousands):

During the first three months of 2003, average balances in demand-noninterest-bearing deposits and interest-bearing deposits increased $3.2 million and $112.9 million, respectively, compared to the first three months of 2002.

CAPITAL RESOURCES

Shareholders' equity at March 31, 2003 increased 2.8% from December 31, 2002 as a result of $7.8 million of net income, reduced by dividends declared of $3.5 million and a decrease in unrealized gains on securities available for sale of $1.2 million, net of deferred taxes. Additionally, shareholders' equity was decreased by a $1.4 million increase in common stock in ESOP subject to contingent repurchase obligation.

The Company's capital ratios as well as those of the Bank as of March 31, 2003 are presented below. All capital ratios are in excess of the regulatory capital requirements which call for a minimum total risk-based capital ratio of 8% for the Company and the Bank, a minimum Tier 1 risk-based capital ratio of 4% for the Company and the Bank and a minimum leverage ratio (3% for the most highly rated banks and bank holding companies that do not expect significant growth; all other institutions are required to maintain a minimum leverage capital ratio of 4% to 5% depending on their particular circumstances and risk and growth profiles) for the Company and the Bank. Bank holding companies and their subsidiaries are generally expected to operate at or above the minimum capital requirements. The ratios shown below are in excess of regulatory minimums and should allow the Company and the Bank to operate without significant capital adequacy concerns.

The following table sets forth the regulatory capital ratios of the Company and the Bank at March 31, 2003:

Management has been advised that as of March 31, 2003 and December 31, 2002, the Bank was categorized as a "well-capitalized" institution. The Company's capital ratios were also well in excess of the required levels as of March 31, 2003 and December 31, 2002. In accordance with applicable federal regulations, the appraised fair value of the Company's common stock owned by the ESOP is included in Tier 1 capital.

LIQUIDITY

Effective liquidity management ensures there is sufficient cash flow to satisfy demand for credit, deposit withdrawals and to take advantage of earnings enhancement opportunities. A large, stable core deposit base and a strong capital position are the solid foundation for the Company's liquidity position. Liquidity is enhanced by a securities portfolio structured to provide liquidity as needed. The Company also maintains relationships with correspondent banks to purchase federal funds subject to underwriting and collateral requirements. Additionally, subject to credit underwriting, collateral, capital stock, and other requirements of the Federal Home Loan Bank of Chicago ("FHLB"), the Company is able to borrow from the FHLB on a "same day" basis. As of March 31, 2003, the Company would be able to borrow approximately $96 million from the FHLB secured by real estate loans and securities. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity and maturity schedules of earning assets and liabilities.

Generally, the Company uses cash and cash equivalents and securities available for sale to meet its liquidity needs. As of March 31, 2003 and December 31, 2002, these liquid assets represented 25.2% and 21.8% of total assets, respectively. During 2003, the Company's cash and cash equivalents decreased $32.7 million. In 2003, net cash provided by operating activities was $15.5 million, while net cash used in investing activities was $95.5 million. The net cash used in investing activities was primarily used to purchase securities available for sale. Net cash flows provided by financing activities were $47.3 million in 2003, resulting from deposit growth. Management expects operations to be a continuing source of cash flow in the future.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Net Income. The Company's net income for the first three months of 2003 increased 53.1% compared to the first three months of 2002 primarily due to an increase in total noninterest income of $3.5 million. Net income was also affected positively by an increase in net interest income of $.3 million and a decrease in the provision for loan losses of $.7 million. These increases to income and decreases to expense were partially offset by an increase in total noninterest expense of $.3 million and an increase to income tax expense of $1.5 million.

Net Interest Income. Net interest income is the primary source of income for the Company. Net interest income is the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by changes in the volume and yield on interest-earning assets and the volume and rates on interest-bearing liabilities. Interest-earning assets consist of federal funds sold, securities and loans. Interest-bearing liabilities primarily consist of deposits. The net interest margin is the percentage of tax equivalent net interest income to average earning assets. The Company's net interest margin for the first three months of 2003 decreased to 4.00% compared to 4.25% for the first three months of 2002.

Total interest income, on a tax equivalent basis, for the first three months of 2003 decreased 3.9% compared to the first three months of 2002 primarily due to declining yields from assets in the Company's loan portfolio. Average loans in 2003 increased 2.1% while the yield on the portfolio decreased 65 basis points. This was primarily due to the declining yields from assets in the Company's home equity portfolio, which declined 91 basis points during this period. Yields on home equity lines of credit vary with the prime rate on semi-annual repricing dates. The average prime rate during the first three months of 2003 was 4.25% compared to 4.75% during the first three months of 2002.

Total interest expense for the first three months of 2003 decreased 16.0% compared to the first three months of 2002. Interest on deposits, which accounted for substantially all of this decrease, decreased primarily due to lower market interest rates. The Company lowered interest rates on all categories of deposits in response to the continued decline in market rates. The yield on average interest-bearing deposits for the first three months of 2003 decreased 54 basis points to 1.83% compared to 2.37% for the first three months of 2002.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities on a tax equivalent basis for the three-month period ended March 31, 2003, as compared to the same period in 2002 (dollars in thousands):

The following table presents an analysis of the Company's quarterly average interest-earning assets, interest-bearing liabilities and noninterest-bearing demand deposits, for the dates indicated (dollars in thousands):

Provision for Loan Losses. The Company's provision for loan losses decreased 64.4% in the first three months of 2003 compared to the first three months of 2002. A more detailed discussion concerning the allowance for loan losses is presented in the "Allowance for Loan Losses and Asset Quality" section of this report.

Noninterest Income. Total noninterest income increased 114.2% in the first three months of 2003 compared to the first three months of 2002. Service fees on deposit accounts increased $1.2 million, resulting primarily from the new overdraft program the Company implemented in the fourth quarter of 2002. Management anticipates that the growth in the income generated from this program will slow as customers become more familiar with the program, but believe the program will continue to enhance fee income. Debit card fees increased $.1 million due to increased usage. The Company also experienced an increase in net realized gains on securities transactions of $1.2 million, continuing a trend over the several quarters. Additionally, the Company recorded $1.1 million of additional income in connection with a litigation settlement. Other income decreased $.2 million primarily due to reduced recoveries of expenses incurred in connection with a problem asset.

Noninterest Expense. Total noninterest expense increased 3.5% in the first quarter of 2003 compared to the first quarter of 2002. The number of full services branches maintained by the Bank was 33 and 32 during the first quarter of 2003 and 2002, respectively. Salaries and employee benefits increased $.2 million primarily as a result of normal salary increases together with increased insurance and profit sharing expenses.

Income Taxes. Income tax expense increased 67.9% for the first quarter of 2003 compared to the first quarter of 2002 primarily due to higher pre-tax income levels without a corresponding increase in tax-exempt income. The effective tax rates for the first quarter of 2003 and 2002 were 32.2% and 30.2% respectively.

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

Movements in general market interest rates are a key element in changes in the net interest margin. The Company's policy is to manage its balance sheet so that fluctuations in the net interest margin are minimized regardless of the level of interest rates, although the net interest margin does vary somewhat due to management's response to increasing competition from other financial institutions.

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

Listed below are the Company's projected changes in net interest income over a twelve-month horizon for the various rate shock levels as of the periods indicated (dollars in thousands):

An analysis of a projected 200 basis point drop in market rates is not relevant due to the current low interest rate environment.

ITEM 4. CONTROLS AND PROCEDURES

Based upon an evaluation within 90 days prior to the filing date of this report, the Company's Chairman and Chief Executive Officer and President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the "Index to Exhibits" immediately following the Signatures and Certifications.

  No reports on Form 8-K were filed by the Company during the three month period ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST SUBURBAN BANCORP, INC.

(Registrant)

Date: May 9, 2003

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

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

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

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

/s/ Duane G. Debs

Duane G. Debs

President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number  Description

3.1  Articles of Incorporation of West Suburban filed March 14, 1986 - Incorporated by reference from Exhibit 3.1 of Form 10-K of West Suburban dated March 21, 2003, under Commission File No. 0-17609.

3.2  Articles of Amendment to Articles of Incorporation of West Suburban filed November 2, 1988 - Incorporated by reference from Exhibit 3.2 of Form 10-K of West Suburban dated March 21, 2003, under Commission File No. 0-17609.

3.3  Articles of Amendment to Articles of Incorporation of West Suburban filed June 20, 1990 - Incorporated by reference from Exhibit 3.3 of Form 10-K of West Suburban dated March 21, 2003, under Commission File No. 0-17609.

3.4  Articles of Amendment to Articles of Incorporation of West Suburban filed June 8, 1998 - Incorporated by reference from Exhibit 3.4 of Form 10-K of West Suburban dated March 21, 2003, under Commission File No. 0-17609.

3.5  Amended and Restated By-laws of West Suburban - Incorporated by reference from Exhibit 3.3 of Form 10-K of West Suburban dated March 21, 2003, under Commission File No. 0-17609.

4.1  Specimen of Common Stock certificate - Incorporated by reference from Exhibit 4.1 of the Form 10-K of West Suburban dated March 29, 1999, Commission File No. 0-17609.

99.1 Certification of Kevin J. Acker, Chairman and Chief Executive Officer.

99.2 Certification of Duane G. Debs, President and Chief Financial Officer.