Form 10-Q
period 2003-06-30
WEST SUBURBAN BANCORP INC
filed 2003-08-14
CIK 805080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2003

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

15,000,000 shares of Common Stock, no par value, were authorized, and 432,495 shares of Common Stock were issued and outstanding, as of August 1, 2003.

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

• Business combinations and the integration of acquired businesses and assets which may be more difficult or expensive than expected.

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

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(Dollars in thousands, except per share data)

(UNAUDITED)

2003	2002
Interest income		
Loans, including fees	$ 32,434	$ 35,307
Securities		
Taxable	7,716	6,913
Exempt from federal income tax	581	621
Federal funds sold	118	190
Total interest income	40,849	43,031
Interest expense		
Deposits	11,654	13,944
Other	14	70
Total interest expense	11,668	14,014
Net interest income	29,181	29,017
Provision for loan losses	900	2,150
Net interest income after provision for loan losses	28,281	26,867
Noninterest income		
Service fees on deposit accounts	4,271	2,225
Debit card fees	910	740
Net realized gains on securities transactions	1,863	386
Net gain on sales of loans held for sale	562	285
Litigation settlement	1,085	-
Other	2,262	2,148
Total noninterest income	10,953	5,784
Noninterest expense		
Salaries and employee benefits	10,546	9,945
Occupancy	1,991	1,767
Furniture and equipment	2,435	2,273
Advertising and promotion	579	839
Professional fees	514	354
Other	2,729	3,027
Total noninterest expense	18,794	18,205
Income before income taxes	20,440	14,446
Income tax expense	6,720	4,620
Net income	$ 13,720	$ 9,826
Earnings per share (432,495 shares outstanding)	$ 31.72	$ 22.72

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

(Dollars in thousands, except per share data)

(UNAUDITED)

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(Dollars in thousands, except per share data)

(UNAUDITED)

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(Dollars in thousands)

(UNAUDITED)

2003	2002
Cash flows from operating activities		
Net income	$ 13,720	$ 9,826
Adjustments to reconcile net income to net cash provided by operating activities		
Depreciation	2,154	1,918
Provision for loan losses	900	2,150
Deferred income tax (benefit) expense	(635)	130
Net premium amortization of securities	1,179	230
Net realized gains on securities transactions	(1,863)	(386)
Federal Home Loan Bank stock dividends	(206)	(120)
Net gain on sales of loans held for sale	(562)	(285)
Sales of loans held for sale	49,146	22,959
Origination of loans held for sale	(48,595)	(18,076)
Net gain on sales of premises and equipment	-	(8)
Write down of other real estate	40	-
(Increase) decrease in accrued interest and other assets	(901)	1,359
Increase (decrease) in accrued interest and other liabilities	7,069	(1,142)
Net cash provided by operating activities	21,446	18,555
Cash flows from investing activities		
Securities available for sale		
Sales	91,538	100,492
Maturities and calls	201,448	49,975
Purchases	(423,687)	(203,473)
Securities held to maturity		
Maturities and calls	6,205	33,088
Purchases	-	(9,475)
Net decrease (increase) in loans	22,975	(21,578)
Purchases of premises and equipment	(741)	(2,868)
Sales of premises and equipment	-	43
Investment in company-owned life insurance policies	(10,162)	(41)
Net cash used in investing activities	(112,424)	(53,837)
Cash flows from financing activities		
Net increase in deposits	78,868	83,209
Dividends paid	(11,245)	(10,812)
Net cash provided by financing activities	67,623	72,397
Net (decrease) increase in cash and cash equivalents	(23,355)	37,115
Beginning cash and cash equivalents	66,788	47,076
Ending cash and cash equivalents	$ 43,433	$ 84,191
Supplemental disclosures		
Cash paid for		
Interest	$ 12,011	$ 15,756
Income taxes	7,001	3,358
Other real estate acquired through foreclosure	258	579

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

NOTE 2 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Unused lines of credit and other commitments to extend credit not reflected in the financial statements are as follows:

Fixed rate commercial loan commitments at June 30, 2003 generally had interest rates ranging from 4.75% to 9.00% with terms ranging from 1 to 6 years. Fixed rate mortgage loan commitments at June 30, 2003 generally had interest rates ranging from 4.75% to 6.00% with terms ranging from 6 to 30 years. Fixed rate check credit lines of credit had interest rates ranging from 12.90% to 18.00% as of June 30, 2003.

NOTE 3 - COMMON STOCK IN ESOP SUBJECT TO CONTINGENT REPURCHASE OBLIGATION

At June 30, 2003 and December 31, 2002, the Employee Stock Ownership Plan ("ESOP") held 74,527 and 73,837 shares of West Suburban common stock, respectively, and substantially all shares held by the ESOP were allocated to the accounts maintained for participants. Participants who elect to receive their benefit payments in the form of West Suburban common stock may require the Company to purchase the common stock distributed at fair value during two 60-day periods. The first purchase period begins on the date the benefit is paid and the second purchase period begins on the first anniversary of the payment date. This contingent repurchase obligation is reflected in the Company's financial statements as "Common stock in ESOP subject to contingent repurchase obligation" and reduces shareholders' equity by an amount that represents the independently appraised fair value of all the West Suburban common stock held by the ESOP, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares. At June 30, 2003 and December 31, 2002, this contingent repurchase obligation reduced shareholders' equity by $43,971 and $40,241, respectively. The Company believes that the ESOP will continue to have a sufficient amount of cash to distribute benefit payments to former employees and that the exercise of the right of former employees to cause the Company to purchase West Suburban common stock is unlikely.

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") recently issued two new accounting standards, Statement 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," and Statement 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities," both of which generally become effective in the quarter beginning July 1, 2003.

Because the Company does not have derivative instruments or hedging activities or is only nominally involved in these instruments, the Company does not anticipate that Statement 149 will have a material effect on the Company's operating results or financial condition.

According to the guidance in Statement 150, the Company's common stock owned by the ESOP would be considered part of shareholders' equity. However, the Securities and Exchange Commission ("SEC") has not yet changed its position that such stock should not be considered part of permanent equity. The Company intends to monitor any new guidance from the SEC regarding this matter and continue to report common stock in ESOP subject to contingent repurchase obligation as shown on the June 30, 2003 and December 31, 2002 consolidated balance sheets until the SEC changes its position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BALANCE SHEET ANALYSIS

Asset Distribution. Total consolidated assets at June 30, 2003 increased 5.6% from December 31, 2002. Total year-to-date average assets at June 30, 2003 increased 8.9% from June 30, 2002. An increase in securities available for sale was the largest component of the increase in total assets and was partially offset by decreases in cash and cash equivalents and loans. Asset growth was funded primarily by higher levels of deposits.

Cash and cash equivalents at June 30, 2003 decreased 35.0% from December 31, 2002 primarily due to the use of cash and cash equivalents to purchase securities available for sale.

The Company's available for sale securities portfolio increased 47.5% during the first six months of 2003. The Company made a significant investment in U.S. government agency securities. Investing in U.S. government agency securities and classifying them as available for sale increases the Company's liquidity and is an important element in the Company's liquidity management during the current low interest rate environment. This has also allowed the Company to better control the level of liquidity risk while maximizing the yield over an entire interest rate cycle. During this period, the Company's accumulated other comprehensive income increased $.3 million due to an increase in unrealized gains on securities available for sale, net of deferred tax. The Company's held to maturity portfolio decreased 12.5% during the first six months of 2003, primarily due to calls of U.S. government agency securities and the Company's decision to classify all new security purchases made during the first six months of 2003 as available for sale. The Company will continue to monitor its level of available for sale and held to maturity securities and will classify new securities in the appropriate category at the time of purchase.

The carrying value of the Company's major categories of securities are summarized in the following table (dollars in thousands):

Total loans outstanding at June 30, 2003 decreased 2.0% from December 31, 2002 primarily due to decreased balances in the commercial, indirect automobile and residential real estate loan portfolios. These decreases were partially offset by increases in the commercial real estate and home equity loan portfolios. The decrease in the indirect automobile loan portfolio was primarily due to prepayments and scheduled repayments as well as the effect of promotional programs offered by new automobile dealers such as 0% financing. The Company also experienced continued growth in its home equity loan portfolio as a result of promotional efforts relating to this product. Balances in the Company's categories of loans are summarized in the following table (dollars in thousands):

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

The provision for loan losses decreased 58.1% for the six months ended June 30, 2003 compared to 2002. The Company's provision for loan losses reflected management's evaluation of the loan portfolio within the context of the factors previously discussed. The decrease was primarily the result of the decreased levels of net loan charge-offs. The Company charged-off less than $.1 million of commercial loans for the six months ended June 30, 2003 compared to $1.9 million of commercial loan charge-offs for the six months ended June 30, 2002. The provision for 2003 reflects an increase in nonperforming loans as discussed below.

The ratio of the allowance for loan losses to total loans outstanding was 1.30% at June 30, 2003 and 1.21% at December 31, 2002. Nonperforming loans at June 30, 2003 increased 35.3% from December 31, 2002. During the second quarter of 2003, the Company classified approximately $5.4 million of commercial real estate and construction loans relating to one borrower relationship as non-accrual. The accrual status of loans past due 90 days and over is based on management's evaluation of the respective collateral values and collection efforts.

The following table presents an analysis of the Company's nonperforming loans and other real estate as of the dates indicated (dollars in thousands):

The following table presents an analysis of the Company's provision for loan losses for the periods stated (dollars in thousands):

Deposits. Total deposits at June 30, 2003 increased 5.6% from December 31, 2002. The increase in total deposits was the result of an increase in interest-bearing deposits partially offset by a decrease in demand-noninterest-bearing deposits. Management believes the growth of NOW and savings deposits reflects the tendency of its customers to maintain a higher level of short-term liquid investments during periods of low interest rates. Management believes the growth in time deposits is directly correlated to promotional efforts and the uncertainty of financial markets.

Balances in the Company's major categories of deposits are summarized in the following table (dollars in thousands):

During the first six months of 2003, average balances in demand-noninterest-bearing deposits and interest-bearing deposits increased $3.4 million and $123.6 million, respectively, compared to the first six months of 2002.

CAPITAL RESOURCES

Shareholders' equity at June 30, 2003 increased 3.2% from December 31, 2002 as a result of $13.7 million of net income, reduced by dividends declared of $6.9 million and an increase in unrealized gains on securities available for sale of $.3 million, net of deferred taxes. Additionally, shareholders' equity was decreased by a $3.7 million increase in common stock in ESOP subject to contingent repurchase obligation.

The Company's capital ratios as well as those of the Bank as of June 30, 2003 are presented below. All capital ratios are in excess of the regulatory capital requirements which call for a minimum total risk-based capital ratio of 8% for each of the Company and the Bank, a minimum Tier 1 risk-based capital ratio of 4% for each of the Company and the Bank and a minimum leverage ratio (3% for the most highly rated banks and bank holding companies that do not expect significant growth; all other institutions are required to maintain a minimum leverage capital ratio of 4% to 5% depending on their particular circumstances and risk and growth profiles) for each of the Company and the Bank. Bank holding companies and their subsidiaries are generally expected to operate at or above the minimum capital requirements. The ratios shown below are in excess of regulatory minimums and should allow the Company and the Bank to operate without significant capital adequacy concerns.

The following table sets forth the regulatory capital ratios of the Company and the Bank at June 30, 2003:

Management has been advised by the FDIC that as of June 30, 2003 and December 31, 2002, the Bank was categorized as a "well-capitalized" institution. The Company's capital ratios were also well in excess of the required levels as of June 30, 2003 and December 31, 2002. In accordance with applicable federal regulations, the appraised fair value of West Suburban's common stock owned by the ESOP is included in Tier 1 capital.

LIQUIDITY

Effective liquidity management ensures there is sufficient cash flow to satisfy demand for credit, deposit withdrawals and to take advantage of earnings enhancement opportunities. A large, stable core deposit base and a strong capital position are the solid foundation for the Company's liquidity position. Liquidity is enhanced by a securities portfolio structured to provide liquidity as needed. The Company also maintains relationships with correspondent banks to purchase federal funds subject to underwriting and collateral requirements. Additionally, subject to credit underwriting, collateral, capital stock, and other requirements of the Federal Home Loan Bank of Chicago ("FHLB"), the Company is able to borrow from the FHLB on a "same day" basis. As of June 30, 2003, the Company would be able to borrow approximately $97 million from the FHLB secured by real estate loans. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity and maturity schedules of earning assets and liabilities.

Generally, the Company uses cash and cash equivalents and securities available for sale to meet its liquidity needs. As of June 30, 2003 and December 31, 2002, these liquid assets represented 27.1% and 21.8% of total assets, respectively. During 2003, the Company's cash and cash equivalents decreased $23.4 million. In 2003, net cash provided by operating activities was $21.4 million, while net cash used in investing activities was $112.4 million. The net cash used in investing activities was primarily used to purchase securities available for sale. Net cash flows provided by financing activities were $67.6 million in 2003, resulting from deposit growth. Management expects operations to be a continuing source of cash flow in the future.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Net Income. The Company's net income for the first six months of 2003 increased 39.6% compared to the first six months of 2002 primarily due to an increase in total noninterest income of $5.2 million. Net income was also affected positively by an increase in net interest income of $.2 million and a decrease in the provision for loan losses of $1.3 million. These increases to income and decreases to expense were partially offset by an increase in total noninterest expense of $.6 million and an increase to income tax expense of $2.1 million.

Net Interest Income. Net interest income is the primary source of income for the Company. Net interest income is the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by changes in the volume and yield on interest-earning assets and the volume and rates on interest-bearing liabilities. Interest-earning assets consist of federal funds sold, securities and loans. Interest-bearing liabilities primarily consist of deposits. The net interest margin is the percentage of tax equivalent net interest income to average earning assets. The Company's net interest margin for the first six months of 2003 decreased to 3.87% compared to 4.22% for the first six months of 2002.

Total interest income, on a tax equivalent basis, for the first six months of 2003 decreased 5.1% compared to the first six months of 2002 primarily due to declining yields from assets in the Company's loan portfolio. Average loans in 2003 increased 2.2% while the yield on the portfolio decreased 66 basis points. Yields on the Company's real estate portfolio declined 79 basis points during this period. This yield declined due to the Company experiencing the continued effects of refinancing in its real estate portfolio. Yields on the Company's home equity loan portfolio declined 67 basis points during this period. Yields on home equity lines of credit vary with the prime rate on semi-annual repricing dates. The average prime rate during the first six months of 2003 was 4.25% compared to 4.75% during the first six months of 2002.

Total interest expense for the first six months of 2003 decreased 16.7% compared to the first six months of 2002. Interest on deposits, which accounted for substantially all of this decrease, decreased primarily due to the Company lowering interest rates on all categories of deposits in response to the continued decline in market rates. The yield on average interest-bearing deposits for the first six months of 2003 decreased 57 basis points to 1.78% compared to 2.35% for the first six months of 2002.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities on a tax equivalent basis for the six-month period ended June 30, 2003, as compared to the same period in 2002 (dollars in thousands):

The following table presents an analysis of the Company's year-to-date average interest-earning assets, noninterest-bearing demand deposits and interest-bearing liabilities, for the dates indicated (dollars in thousands):

Provision for Loan Losses. The Company's provision for loan losses decreased 58.1% in the first six months of 2003 compared to the first six months of 2002. A more detailed discussion concerning the allowance for loan losses is presented in the "Allowance for Loan Losses and Asset Quality" section of this report.

Noninterest Income. Total noninterest income increased 89.4% in the first six months of 2003 compared to the first six months of 2002. Service fees on deposit accounts increased $2.0 million, resulting primarily from the new overdraft program the Company implemented in the fourth quarter of 2002. Management anticipates that the future growth in the income generated from this program will slow but believes the program will continue to enhance fee income. Debit card fees increased $.2 million due to increased usage. The Company also experienced an increase in net realized gains on securities transactions of $1.5 million continuing a trend over several quarters. The degree and volume of future security gains is unknown. The Company also experienced an increase in net gain on sales of loans held for sale of $.3 million due to higher activity resulting from a strong mortgage refinancing market. The Company also recorded $1.1 million of additional income in connection with a litigation settlement. Other income increased $.1 million primarily due to increased fees in connection with mortgage applications and stored value products.

Noninterest Expense. Total noninterest expense increased 3.2% in the first six months of 2003 compared to the first six months of 2002. Salaries and employee benefits increased $.6 million primarily as a result of normal salary increases together with increased medical insurance and ESOP contribution expense. The number of full-time-equivalent employees was 501 at June 30, 2003, compared to 487 at December 31, 2002. Occupancy expense increased $.2 million primarily due to increases in depreciation and maintenance expense on bank facilities. Furniture and equipment expense increased $.2 million primarily due to increased depreciation costs of data processing equipment, which includes a new mainframe purchase in 2002. Advertising and promotion expense decreased $.3 million primarily due to the Company reducing the amount of advertising it outsourced to an ad agency it utilized to promote the Company's brand and image. Professional fees increased due to increased legal fees in connection with problem loans and the development of stored value products. Other noninterest expense decreased $.3 million primarily due to reduced costs associated with the development and introduction of new products and services offered by the Company.

Income Taxes. Income tax expense increased 45.5% for the first six months of 2003 compared to the first six months of 2002 primarily due to higher pre-tax income levels without a corresponding increase in tax-exempt income. The effective tax rates for the first six months of 2003 and 2002 were 32.9% and 32.0% respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

Net Income. The Company's net income for the second quarter of 2003 increased 25.1% compared to the second quarter of 2002 primarily due to a $1.6 million increase in total noninterest income. The provision for loan losses decreased $.5 million and total noninterest expense increased $.2 million. These increases to income and changes in expense were partially offset by a decrease to net interest income of $.1 million and an increase to income tax expense of $.6 million.

The Company's net interest margin on a fully tax-equivalent basis for the second quarter of 2003 decreased to 3.69% compared to 4.14% for the second quarter of 2002.

Net Interest Income. Total interest income, on a tax equivalent basis, for the second quarter of 2003 decreased 6.2% compared to the second quarter of 2002 primarily due to declining yields on the loan portfolio. Average loans for the period increased 3.6% and the average yields on the loan portfolio decreased 75 basis points. This was primarily due to the decline in yields on the commercial and real estate loan portfolios of 77 and 93 basis points, respectively. Average balances in securities increased 34.9% during this period primarily due to the significant investment the Company made in U.S. Government agency securities. The yield on average interest-earning assets in the second quarter of 2003 decreased 97 basis points to 5.15% compared to 6.12% in the second quarter of 2002.

Total interest expense for the second quarter of 2003 decreased 17.7% compared to the second quarter of 2002. Interest on deposits, which accounted for substantially all of this decrease, decreased primarily due to lower interest rates as discussed earlier. The yields on interest-bearing deposits for the second quarter of 2003 decreased 60 basis points to 1.73% compared to 2.33% for the second quarter of 2002.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities on a tax equivalent basis for the three-month period ended June 30, 2003, as compared to the same period in 2002 (dollars in thousands):

The following table presents an analysis of the Company's quarterly average interest-earning assets, noninterest-bearing demand deposits and interest-bearing liabilities, for the dates indicated (dollars in thousands):

Provision for Loan Losses. The Company's provision for loan losses decreased 51.2% in the second quarter of 2003 compared to the second quarter of 2002. A more detailed discussion concerning the allowance for loan losses is presented in the "Allowance for Loan Losses and Asset Quality" section of this report.

Noninterest Income. Total noninterest income increased 56.0% in the second quarter of 2003 compared to the second quarter of 2002. Service fees on deposit accounts increased $.8 million, resulting from the continued growth of the new overdraft program the Company implemented in the fourth quarter of 2002. Debit card fees increased $.1 million due to increased usage. The Company also experienced an increase in net realized gains on securities transactions of $.3 million as well as an increase in net gains on sales of loans held for sale of $.2 million. The increase in net gains on sales of loans held for sale was a result of higher activity resulting from a strong mortgage refinancing market due to the continuing declining interest rate environment. Other income increased $.2 million primarily due to increased fees in connection with mortgage applications and stored value products.

Noninterest Expense. Total noninterest expense increased 2.3% in the second quarter of 2003 compared to the second quarter of 2002. Salary and employee benefits increased $.4 million primarily due to normal salary increases and increased ESOP contribution expense. Occupancy expense increased $.1 million due to increased costs for depreciation and maintenance of bank facilities. Furniture and equipment expense increased $.2 million primarily due to increased depreciation costs on data processing equipment. Advertising and promotion expense decreased $.3 million primarily due to the Company reducing the amount of advertising it outsourced to an ad agency it utilized to promote the Company's brand and image. Other noninterest expense decreased $.2 million primarily due reduced costs associated with the development and introduction of new products and services offered by the Company.

Income Taxes. Income tax expense increased 24.9% for the second quarter of 2003 compared to the second quarter of 2002 primarily due to higher pre-tax income levels without a corresponding increase in tax-exempt income. The effective tax rates for the second quarter of 2003 and 2002 were 33.8%.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2003. Based on that evaluation, the Company's management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or the Bank are a party other than ordinary course, routine litigation incidental to their respective businesses.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Annual Meeting of Shareholders was held on May 14, 2003.

  The following individuals were elected to serve as directors of the Company for a term of one year at the Annual Meeting. The votes for such individuals and those withholding authority are set forth below:

  Amendment of the Articles of Incorporation of the Company for the purpose of:

  allowing the Company to engage in any business permitted by Illinois law;

  limiting the personal liability of directors to the Company and its shareholders.

  Ratification of Crowe, Chizek and Company LLP as the Company's independent auditors.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the "Index to Exhibits" immediately following the Signatures and Certifications.

  No reports on Form 8-K were filed by the Company during the three month period ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST SUBURBAN BANCORP, INC.

(Registrant)

Date: August 14, 2003

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

3.5    Articles of Amendment to Articles of Incorporation of West Suburban filed May 27, 2003.

3.6    Amended and Restated By-laws of West Suburban - Incorporated by reference from Exhibit 3.3 of Form 10-K of West Suburban dated March 21, 2003, under Commission File No. 0-17609.

4.1    Specimen of Common Stock certificate - Incorporated by reference from Exhibit 4.1 of the Form 10-K of West Suburban dated March 29, 1999, Commission File No. 0-17609.

31.1  Certification of Kevin J. Acker, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.2  Certification of Duane G. Debs, President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule15d-14(a)

32.1  Certification of Kevin J. Acker, Chairman and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2  Certification of Duane G. Debs, President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.