Form 10-Q
period 2003-09-30
WEST SUBURBAN BANCORP INC
filed 2003-11-12
CIK 805080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2003

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

15,000,000 shares of Common Stock, no par value, were authorized, and 432,495 shares of Common Stock were issued and outstanding, as of November 1, 2003.

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

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Dollars in thousands, except per share data)
(UNAUDITED)

2003	2002
Interest income		
Loans, including fees	$ 47,980	$ 53,265
Securities		
Taxable	11,837	10,178
Exempt from federal income tax	920	933
Federal funds sold	142	323
Total interest income	60,879	64,699
Interest expense		
Deposits	16,883	21,349
Other	29	35
Total interest expense	16,912	21,384
Net interest income	43,967	43,315
Provision for loan losses	2,150	2,925
Net interest income after provision for loan losses	41,817	40,390
Noninterest income		
Service fees on deposit accounts	6,207	3,535
Debit card fees	1,314	1,127
Net realized gains on securities transactions	2,315	721
Net gain on sales of loans held for sale	747	459
Litigation settlement	1,085	-
Other	3,709	3,305
Total noninterest income	15,377	9,147
Noninterest expense		
Salaries and employee benefits	15,904	14,936
Occupancy	2,947	2,735
Furniture and equipment	3,496	3,324
Advertising and promotion	962	1,390
Professional fees	762	608
Other	4,400	4,624
Total noninterest expense	28,471	27,617
Income before income taxes	28,723	21,920
Income tax expense	9,283	7,172
Net income	$ 19,440	$ 14,748
Earnings per share (432,495 shares outstanding)	$ 44.95	$ 34.10

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Dollars in thousands, except per share data)
(UNAUDITED)

2003	2002
Interest income		
Loans, including fees	$ 15,546	$ 17,958
Securities		
Taxable	4,121	3,265
Exempt from federal income tax	339	311
Federal funds sold	24	133
Total interest income	20,030	21,667
Interest expense		
Deposits	5,230	7,400
Other	15	-
Total interest expense	5,245	7,400
Net interest income	14,785	14,267
Provision for loan losses	1,250	775
Net interest income after provision for loan losses	13,535	13,492
Noninterest income		
Service fees on deposit accounts	1,937	1,310
Debit card fees	404	387
Net realized gains on securities transactions	452	335
Net gain on sales of loans held for sale	185	173
Other	1,447	1,157
Total noninterest income	4,425	3,362
Noninterest expense		
Salaries and employee benefits	5,358	4,990
Occupancy	955	967
Furniture and equipment	1,061	1,051
Advertising and promotion	382	551
Professional fees	248	254
Other	1,673	1,568
Total noninterest expense	9,677	9,381
Income before income taxes	8,283	7,473
Income tax expense	2,563	2,552
Net income	$ 5,720	$ 4,921
Total comprehensive income	$ 3,048	$ 6,357
Earnings per share (432,495 shares outstanding)	$ 13.23	$ 11.38

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Dollars in thousands, except per share data)
(UNAUDITED)

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Dollars in thousands)
(UNAUDITED)

2003	2002
Cash flows from operating activities		
Net income	$ 19,440	$ 14,748
Adjustments to reconcile net income to net cash provided by operating activities		
Depreciation	3,077	2,797
Provision for loan losses	2,150	2,925
Deferred income tax (benefit) expense	(888)	201
Net premium amortization of securities	1,641	499
Net realized gains on securities transactions	(2,315)	(721)
Federal Home Loan Bank stock dividends	(284)	(176)
Net gain on sales of loans held for sale	(747)	(459)
Sales of loans held for sale	63,092	37,733
Origination of loans held for sale	(59,531)	(36,730)
Net loss (gain) on sales of premises and equipment	4	(8)
Write down of other real estate	40	-
Decrease in accrued interest and other assets	2	129
Increase in accrued interest and other liabilities	2,561	702
Net cash provided by operating activities	28,242	21,640
Cash flows from investing activities		
Securities available for sale		
Sales	121,740	115,436
Maturities and calls	253,277	96,066
Purchases	(548,642)	(297,259)
Securities held to maturity		
Maturities and calls	11,483	69,038
Purchases	(239)	(9,475)
Net decrease (increase) in loans	14,866	(39,463)
Purchases of premises and equipment	(911)	(3,796)
Sales of premises and equipment	1	43
Sales of other real estate	201	1,126
Investment in company-owned life insurance policies	(10,789)	-
Net cash used in investing activities	(159,013)	(68,284)
Cash flows from financing activities		
Net increase in deposits	94,657	82,439
Increase in federal funds purchased	12,560	-
Increase in stored value card liability	9,318	563
Dividends paid	(14,705)	(14,272)
Net cash provided by financing activities	101,830	68,730
Net (decrease) increase in cash and cash equivalents	(28,941)	22,086
Beginning cash and cash equivalents	66,788	47,076
Ending cash and cash equivalents	$ 37,847	$ 69,162
Supplemental disclosures		
Cash paid for		
Interest	$ 17,891	$ 23,190
Income taxes	10,243	5,126
Other real estate acquired through foreclosure	459	1,102

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

NOTE 2 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Unused lines of credit and other commitments to extend credit not reflected in the financial statements are as follows:

Fixed rate commercial loan commitments at September 30, 2003 generally had interest rates ranging from 4.75% to 9.00% with terms ranging from 1 to 6 years. Fixed rate mortgage loan commitments at September 30, 2003 generally had interest rates ranging from 4.75% to 5.875% with terms ranging from 5 to 30 years. Fixed rate check credit lines of credit had interest rates ranging from 12.90% to 18.00% as of September 30, 2003.

NOTE 3 - COMMON STOCK IN ESOP SUBJECT TO CONTINGENT REPURCHASE OBLIGATION

At September 30, 2003 and December 31, 2002, the Employee Stock Ownership Plan ("ESOP") held 74,672 and 73,837 shares of West Suburban common stock, respectively, and substantially all shares held by the ESOP were allocated to the accounts maintained for participants. Participants who elect to receive their benefit payments in the form of West Suburban common stock may require the Company to purchase the common stock distributed at fair value during two 60-day periods. The first purchase period begins on the date the benefit is paid and the second purchase period begins on the first anniversary of the payment date. This contingent repurchase obligation is reflected in the Company's financial statements as "Common stock in ESOP subject to contingent repurchase obligation" and reduces shareholders' equity by an amount that represents the independently appraised fair value of all the West Suburban common stock held by the ESOP, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares. At September 30, 2003 and December 31, 2002, this contingent repurchase obligation reduced shareholders' equity by $44,953 and $40,241, respectively. The Company believes that the ESOP will continue to have a sufficient amount of cash to distribute benefit payments to former employees and that the exercise of the right of former employees to cause the Company to purchase West Suburban common stock is unlikely.

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") recently issued two new accounting standards, Statement 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," and Statement 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities," both of which generally became effective in the quarter beginning July 1, 2003.

Because the Company does not have derivative instruments or hedging activities or is only nominally involved in these instruments, the Company does not anticipate that Statement 149 will have a material effect on the Company's operating results or financial condition.

Statement 150 does not change the Company's method of reporting common stock owned by the ESOP outside of permanent equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The Company's financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. These accounting principles are significant to our financial condition and our results of operations and are complex and require management to apply significant judgment to various accounting, reporting and disclosure matters. Management must use assumptions, estimates and judgments to apply these principles where actual measurements are not possible or practical. These estimates, assumptions and judgments are based on information available as of the date of this report and, as this information changes, actual results could differ from the assumptions, estimates and judgments reflected in the financial statements. Changes in such estimates may have a significant impact on the financial statements. Actual results could differ from those estimates. Management has reviewed the application of these policies with the Audit Committee of West Suburban's Board of Directors. The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited consolidated financial statements included herein.

In management's view, the accounting policies that are critical to the Company are those relating to estimates and judgments regarding the determination of the adequacy of the allowance for loan losses.

Allowance for Loan Losses. The Company maintains an allowance for loan losses at a level management believes is sufficient to absorb credit losses inherent in the loan portfolio. The allowance for loan losses represents the Company's estimate of probable losses in the loan portfolio at each balance sheet date and is based on the review of available and relevant information. The allowance contains allocations for probable losses that have been identified relating to specific borrowing relationships as well as probable losses for pools of loans. The allowance for loan losses is reassessed monthly by the Company to determine the appropriate level of the allowance. The amount of the allowance for loan losses is determined based on a variety of factors, including assessment of the credit risk of the loans in the loan portfolio, volume of the loans, delinquent loans, evaluation of current economic conditions in the market area, actual charge-offs during the period and historical loss experience. Loan quality is continually monitored by management and reviewed by the loan committee on a monthly basis.

All categories of loans are evaluated on a category by category basis. In addition, individual commercial loans are evaluated to determine if a specific loss allocation is needed for problem loans deemed to have a shortfall in collateral. Management also considers the borrower's current economic status including liquidity and future business viability. Other factors used in the allocation of the allowance include levels and trends of past dues and charge-offs along with concentrations of credit within the commercial and commercial real estate loan portfolios. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. Along with the allocation of the allowance on a category by category basis and the specific allocations for individual borrowing relationships, the allowance includes a relatively small portion that remains unallocated.

The unallocated component of the allowance is based on management's review of other factors affecting the determination of probable losses inherent in the loan portfolio, which are not necessarily captured by the application of loss factors. This portion of the allowance analysis involves the exercise of judgment and reflects consideration such as management's view that the allowance should have a margin that recognizes the imprecision inherent in the process of estimating credit losses.

Management adjusts the allowance for loan losses by recording a provision for loan losses in an amount sufficient to maintain the allowance at the level determined appropriate. Loans are charged-off when deemed to be uncollectible by management. The Company believes that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in the loan portfolio.

BALANCE SHEET ANALYSIS

Asset Distribution. Total consolidated assets at September 30, 2003 increased 7.7% from December 31, 2002. Total year-to-date average assets at September 30, 2003 increased 8.9% from September 30, 2002. An increase in securities available for sale was the largest component of the increase in total assets and was partially offset by decreases in cash and cash equivalents and loans. Asset growth was funded primarily by higher levels of deposits.

Cash and cash equivalents at September 30, 2003 decreased 43.3% from December 31, 2002 primarily due to the use of cash and cash equivalents to purchase securities available for sale.

The Company's available for sale securities portfolio increased 61.3% during the first nine months of 2003. The Company made a significant investment in U.S. government agency securities in 2003. Investing in U.S. government agency securities and classifying them as available for sale increases the Company's liquidity and is an important element in the Company's liquidity management during the current low interest rate environment. This has also allowed the Company to better control the level of liquidity risk while maximizing yield over an entire interest rate cycle. During this nine month period, the Company's accumulated other comprehensive income decreased $2.3 million due to a change in unrealized gains on securities available for sale, net of deferred tax. The Company's held to maturity portfolio decreased 22.6% during the first nine months of 2003, primarily due to calls of U.S. government agency securities and the Company's decision to classify the majority of new security purchases made during the first nine months of 2003 as available for sale. The Company will continue to monitor its level of available for sale and held to maturity securities and will classify new securities in the appropriate category at the time of purchase.

The carrying value of the Company's major categories of securities are summarized in the following table (dollars in thousands):

Total loans outstanding at September 30, 2003 decreased 1.7% from December 31, 2002 primarily due to decreased balances in the commercial and indirect automobile loan portfolios. The decrease in the indirect automobile loan portfolio was primarily due to prepayments and scheduled repayments as well as the effect of promotional programs offered by new automobile dealers such as 0% financing. The decreases were partially offset by increases in the home equity loan and commercial real estate portfolios. The growth in the home equity loan portfolio resulted from a combination of promotional efforts marketing this product and the current low interest rate environment.

Balances in the Company's categories of loans are summarized in the following table (dollars in thousands):

Allowance for Loan Losses and Asset Quality. The allowance for loan losses as a percent of total loans increased to 1.33% at September 30, 2003 from 1.21% at December 31, 2002. This increase in the percentage resulted from a $1.0 million increase in the allowance for loan losses and a $19.3 million decrease in total loans. The Company increased the allowance for loan losses in response to a $3.0 million increase in nonperforming loans as of September 30, 2003 when compared to the level of nonperforming loans as of December 31, 2002.

The provision for loan losses decreased 26.5% for the nine months ended September 30, 2003 compared to the same period in 2002. The decrease in the Company's provision for loan losses reflected management's evaluation of the loan portfolio within the context of the factors discussed above as well as decreased levels of net loan charge-offs. The Company charged-off $1.0 million of commercial loans for the nine months ended September 30, 2003 compared to $1.9 million of commercial loan charge-offs for the nine months ended September 30, 2002. In addition, the provision for loan losses for the nine months ended September 30, 2002 reflected increased levels of nonperforming loans, including an increase in nonaccrual loans of $9.6 million, which represented a 243% increase from December 31, 2001.

Nonperforming loans at September 30, 2003 increased 21.4% from December 31, 2002. During the second quarter of 2003, the Company classified approximately $5.4 million of commercial real estate and construction loans relating to one borrowing relationship as non-accrual. During the third quarter of 2003, approximately $.9 million of various nonaccrual loans were charged-off and one nonaccrual loan of $.7 million was paid off. The accrual status of loans past due 90 days and over is based on management's evaluation of the respective collateral values and collection efforts.

The following table presents an analysis of the Company's nonperforming loans and other real estate as of the dates indicated (dollars in thousands):

The following table presents an analysis of the Company's provision for loan losses for the periods stated (dollars in thousands):

Deposits and other liabilities. Total deposits at September 30, 2003 increased 6.7% from December 31, 2002. The increase in total deposits was the result of an increase in NOW, savings and time deposits less than $100,000. Management believes the growth of NOW and savings deposits reflects the tendency of its customers to maintain a higher level of short-term liquid investments during periods of low interest rates. Management believes the growth in time deposits less than $100,000 is directly correlated to promotional efforts and the uncertainty of financial markets.

Balances in the Company's major categories of deposits are summarized in the following table (dollars in thousands):

During the first nine months of 2003, average balances in demand-noninterest-bearing deposits and interest-bearing deposits increased $6.5 million and $119.9 million, respectively, compared to the first nine months of 2002.

At September 30, 2003 federal funds purchased increased $12.6 million from December 31, 2002 because the Company engaged in temporary borrowing as part of its routine liquidity management. Additionally, the Company's stored value card liability increased $9.3 million at September 30, 2003 from December 31, 2002. This liability reflects the outstanding balances of the Company's stored value card customers. The Company anticipates that this liability will continue to grow as the Company's various stored value card products become more available and the familiarity, acceptance and use of the products grow.

CAPITAL RESOURCES

Shareholders' equity at September 30, 2003 increased 1.9% from December 31, 2002 as a result of $19.4 million of net income, reduced by dividends declared of $10.4 million and a change in unrealized gains on securities available for sale of $2.3 million, net of deferred taxes. Additionally, shareholders' equity was decreased by a $4.7 million increase in common stock in ESOP subject to contingent repurchase obligation.

The Company's capital ratios as well as those of the Bank as of September 30, 2003 are presented in the following table. All capital ratios are in excess of the regulatory capital requirements which call for a minimum total risk-based capital ratio of 8% (10% to be well capitalized) for each of the Company and the Bank, a minimum Tier 1 risk-based capital ratio of 4% (6% to be well capitalized) for each of the Company and the Bank and a minimum leverage ratio (3% for the most highly rated banks and bank holding companies that do not expect significant growth; all other institutions are required to maintain a minimum leverage capital ratio of 4% to 5% (5% to be well capitalized) depending on their particular circumstances and risk and growth profiles) for each of the Company and the Bank. Bank holding companies and their subsidiaries are generally expected to operate at or above the minimum capital requirements. The ratios shown below are in excess of regulatory minimums and should allow the Company and the Bank to operate without significant capital adequacy concerns.

The following table sets forth the regulatory capital ratios of the Company and the Bank as of the dates indicated:

Management has been advised by the FDIC that as of September 30, 2003 and December 31, 2002, the Bank was categorized as a "well-capitalized" institution. The Company's capital ratios were also well in excess of the required levels as of September 30, 2003 and December 31, 2002. In accordance with applicable federal regulations, the appraised fair value of West Suburban's common stock owned by the ESOP is included in Tier 1 capital.

LIQUIDITY

Effective liquidity management ensures there is sufficient cash flow to satisfy demand for credit, deposit withdrawals and to take advantage of earnings enhancement opportunities. A large, stable core deposit base and a strong capital position are the solid foundation for the Company's liquidity position. Liquidity is enhanced by a securities portfolio structured to provide liquidity as needed. The Company also maintains relationships with correspondent banks to purchase federal funds subject to underwriting and collateral requirements. Additionally, subject to credit underwriting, collateral, capital stock, and other requirements of the Federal Home Loan Bank of Chicago ("FHLB"), the Company is able to borrow from the FHLB on a "same day" basis. As of September 30, 2003, the Company would be able to borrow approximately $99 million from the FHLB secured by real estate loans and securities. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity and maturity schedules of earning assets and liabilities.

Generally, the Company uses cash and cash equivalents and securities available for sale to meet its liquidity needs. As of September 30, 2003 and December 31, 2002, these liquid assets represented 28.5% and 21.8% of total assets, respectively. During 2003, the Company's cash and cash equivalents decreased $28.9 million. In 2003, net cash provided by operating activities was $28.2 million, while net cash used in investing activities was $159.0 million. The net cash used in investing activities was primarily used to purchase securities available for sale. Net cash flows provided by financing activities were $101.8 million in 2003, resulting primarily from deposit growth. Management expects operations to be a continuing source of cash flow in the future.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Net Income. The Company's net income for the first nine months of 2003 increased 31.8% compared to the first nine months of 2002 primarily due to an increase in total noninterest income of $6.2 million. Net income was also affected positively by an increase in net interest income of $.7 million and a decrease in the provision for loan losses of $.8 million. These increases to income and decreases to expense were partially offset by an increase in total noninterest expense of $.9 million and an increase to income tax expense of $2.1 million.

Net Interest Income. Net interest income is the primary source of income for the Company. Net interest income is the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by changes in the volume and yield on interest-earning assets and the volume and rates on interest-bearing liabilities. Interest-earning assets consist of federal funds sold, securities and loans. Interest-bearing liabilities primarily consist of deposits. The net interest margin is the percentage of tax equivalent net interest income to average earning assets. The Company's net interest margin (on a fully tax-equivalent basis) for the first nine months of 2003 decreased to 3.83% compared to 4.13% for the first nine months of 2002.

Total interest income (on a fully tax-equivalent basis) for the first nine months of 2003 decreased 5.9% compared to the first nine months of 2002 primarily due to declining yields from assets in the Company's loan portfolio. Average loans in 2003 increased 1.4% while the yield on the portfolio decreased 73 basis points. Yields on the Company's real estate portfolio declined 81 basis points during this period. This yield declined due to the Company experiencing the continued effects of refinancing in its real estate loan portfolio. Yields on the Company's home equity loan portfolio declined 62 basis points during this period. Yields on home equity lines of credit vary with the prime rate on semi-annual repricing dates. The average prime rate during the first nine months of 2003 was 4.16% compared to 4.75% during the first nine months of 2002.

Total interest expense for the first nine months of 2003 decreased 20.9% compared to the first nine months of 2002. Interest on deposits, which accounted for substantially all of this decrease, decreased primarily due to the Company lowering interest rates on all categories of deposits in response to the continuing decline in market rates. The yield on average interest-bearing deposits for the first nine months of 2003 decreased 66 basis points to 1.69% compared to 2.35% for the first nine months of 2002.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities (on a fully tax-equivalent basis) for the nine-month period ended September 30, 2003, as compared to the same period in 2002 (dollars in thousands):

The following table presents an analysis of the Company's year-to-date average interest-earning assets, noninterest-bearing demand deposits and interest-bearing liabilities, for the dates indicated (dollars in thousands):

Provision for Loan Losses. The Company's provision for loan losses decreased 26.5% in the first nine months of 2003 compared to the first nine months of 2002. A more detailed discussion concerning the allowance for loan losses is presented in the "Allowance for Loan Losses and Asset Quality" section of this report.

Noninterest Income. Total noninterest income increased 68.1% in the first nine months of 2003 compared to the first nine months of 2002. Service fees on deposit accounts increased $2.7 million, resulting primarily from the new overdraft program the Company implemented in the fourth quarter of 2002. Management anticipates that the future growth in the income generated from this program will slow but believes the program will continue to enhance fee income. Debit card fees increased $.2 million due to increased usage. The Company also experienced an increase in net realized gains on securities transactions of $1.6 million continuing a trend over several quarters. The degree and volume of future security gains is unknown. The Company also experienced an increase in net gain on sales of loans held for sale of $.3 million due to higher activity resulting from a strong mortgage refinancing market. Management anticipates the volume of this activity to decline in the coming quarters due to the reduction in the number of customers who have not refinanced during the low interest rate environment. The Company also recorded $1.1 million of additional income in connection with a litigation settlement. Other noninterest income increased $.4 million primarily due to increased fees in connection with mortgage applications and stored value card products.

Noninterest Expense. Total noninterest expense increased 3.1% in the first nine months of 2003 compared to the first nine months of 2002. Salaries and employee benefits increased $1.0 million primarily as a result of the expansion of the stored value department as well as normal salary increases and increased medical insurance and ESOP contribution expense. The number of full-time equivalent employees was 500 at September 30, 2003, compared to 487 at December 31, 2002. Occupancy expense increased $.2 million primarily due to increases in depreciation and maintenance expense on bank facilities. Furniture and equipment expense increased $.2 million primarily due to increased depreciation costs of data processing equipment, which includes a new mainframe purchased in 2002. Advertising and promotion expense decreased $.4 million primarily due to the Company reducing the amount of advertising it outsourced to an ad agency. Professional fees increased $.2 million due to increased legal fees in connection with problem loans and the development of stored value card products. Other noninterest expense decreased $.2 million primarily due to reduced costs associated with the development and introduction of new products and services offered by the Company.

Income Taxes. Income tax expense increased 29.4% for the first nine months of 2003 compared to the first nine months of 2002 primarily due to higher pre-tax income levels. The effective tax rates for the first nine months of 2003 and 2002 were 32.3% and 32.7%, respectively. The lower effective tax rate in 2003 was due to a refund of a prior year's state income taxes. The refund resulted from amending the prior year's state income tax return due to changes in regulations relating to the apportionment of income.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Net Income. The Company's net income for the third quarter of 2003 increased 16.2% compared to the third quarter of 2002 primarily due to a $1.1 million increase in total noninterest income. Net interest income increased $.5 million. These increases to income were partially offset by increases to the provision for loan losses of $.5 million and total noninterest expense of $.3 million.

The Company's net interest margin (on a fully tax-equivalent basis) for the third quarter of 2003 decreased to 3.66% compared to 3.87% for the third quarter of 2002.

Net Interest Income. Total interest income (on a fully tax-equivalent basis) for the third quarter of 2003 decreased 7.4% compared to the third quarter of 2002 primarily due to declining yields on the loan portfolio. Average loans for the period increased .3% and the average yields on the loan portfolio decreased 86 basis points. This was primarily due to the decline in yields on the commercial and real estate loan portfolios of 90 and 95 basis points, respectively. Average balances in securities increased 50.9% during this period primarily due to the significant investment the Company made in U.S. government agency securities. The yield on average interest-earning assets in the third quarter of 2003 decreased 90 basis points to 4.95% compared to 5.85% in the third quarter of 2002.

Total interest expense for the third quarter of 2003 decreased 29.1% compared to the third quarter of 2002. Interest on deposits, which accounted for substantially all of this decrease, decreased primarily due to lower interest rates as discussed earlier. The yields on interest-bearing deposits for the third quarter of 2003 decreased 82 basis points to 1.52% compared to 2.34% for the third quarter of 2002.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities (on a fully tax-equivalent basis) for the three-month period ended September 30, 2003, as compared to the same period in 2002 (dollars in thousands):

The following table presents an analysis of the Company's quarterly average interest-earning assets, noninterest-bearing demand deposits and interest-bearing liabilities, for the dates indicated (dollars in thousands):

Provision for Loan Losses. The Company's provision for loan losses increased 61.3% in the third quarter of 2003 compared to the third quarter of 2002. The provision for loan losses in the third quarter of 2003 was determined in light of increased net loan charge offs and increased loss allocations on specific problem loan relationships. Net loan charge offs were $1.0 million in the third quarter of 2003 compared to $.1 million in the same quarter of 2002. A more detailed discussion concerning the allowance for loan losses is presented in the "Allowance for Loan Losses and Asset Quality" section of this report.

Noninterest Income. Total noninterest income increased 31.6% in the third quarter of 2003 compared to the third quarter of 2002. Service fees on deposit accounts increased $.6 million, resulting from the continued growth of the new overdraft program the Company implemented in the fourth quarter of 2002. The Company also experienced an increase in net realized gains on securities transactions of $.1 million. Other noninterest income increased $.3 million primarily due to increased fees in connection with stored value card products.

Noninterest Expense. Total noninterest expense increased 3.2% in the third quarter of 2003 compared to the third quarter of 2002. Salaries and employee benefits increased $.4 million primarily due to the expansion of the stored value department as well as normal salary increases and increased ESOP contribution expense. Advertising and promotion expense decreased $.2 million primarily due to the Company reducing the amount of advertising it outsourced to an ad agency. Other noninterest expense increased $.1 million primarily due to the payment of real estate taxes on a problem loan offset by reduced costs associated with the development and introduction of new products and services offered by the Company.

Income Taxes. Income tax expense remained level for the third quarter of 2003 compared to the third quarter of 2002. The effective tax rates for the third quarter of 2003 and 2002 were 30.9% and 34.1%, respectively. The lower effective tax rate in 2003 was due to a refund of a prior year's state income taxes. The refund resulted from amending the prior year's state income tax return due to changes in regulations relating to the apportionment of income.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2003. Based on that evaluation, the Company's management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the "Index to Exhibits" immediately following the Signatures.

  No reports on Form 8-K were filed by the Company during the three month period ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST SUBURBAN BANCORP, INC.
(Registrant)

Date: November 10, 2003

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

3.5    Articles of Amendment to Articles of Incorporation of West Suburban filed May 27, 2003 - Incorporated by reference from Exhibit 3.5 of Form 10-Q of West Suburban dated August 14, 2003, under Commission File No. 0-17609.

3.6    Amended and Restated By-laws of West Suburban - Incorporated by reference from Exhibit 3.3 of Form 10-K of West Suburban dated March 21, 2003, under Commission File No. 0-17609.

4.1    Specimen of Common Stock certificate - Incorporated by reference from Exhibit 4.1 of the Form 10-K of West Suburban dated March 29, 1999, Commission File No. 0-17609.

31.1  Certification of Kevin J. Acker, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2  Certification of Duane G. Debs, President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule15d-14(a).

32.1  Certification of Kevin J. Acker, Chairman and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2  Certification of Duane G. Debs, President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.