Form 10-K
period 2003-12-31
WEST SUBURBAN BANCORP INC
filed 2004-03-15
CIK 805080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from ________ to ________

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

Common Stock, no par value
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the Registrant in an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.  Yes ☒ No ☐

The aggregate fair value of voting common stock of Registrant held by non-affiliates as of February 19, 2004 was $191,366,758 (1). At December 31, 2003, the total number of shares of Common Stock outstanding was 432,495.

Documents Incorporated by Reference:

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2003 are incorporated by reference into Parts I, II and IV hereof, to the extent indicated herein. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2004 are incorporated by reference in Part III hereof, to the extent indicated herein.

(1)                      Based on the last independently appraised fair value of the Registrant’s common stock on February 19, 2004, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of common stock of Registrant.

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

The Bank is headquartered in Lombard, Illinois, and, as of December 31, 2003, operated 33 full-service branches, four limited-service branches, one subsidiary providing insurance products and services and five departments providing financial and other services for the convenience of the customers of the Bank throughout the western suburbs of Chicago. Due to the nature of the market areas served by the Bank, the Bank provides a wide range of financial services to individuals and small to medium sized businesses. The western suburbs of Chicago have a diversified economy with many corporate headquarters and numerous small to medium sized industrial and non-industrial businesses.

The Bank engages in a general full service retail banking business and offers a broad variety of consumer and commercial products and services. The Bank also offers insurance services through West Suburban Insurance Services, Inc., travel agency services through Travel With West Suburban, land trust services, stored value card products through the Prepaid Solutions Group and safe deposit boxes. The Bank provides extended banking hours including Sunday hours and 24-hour banking through a proprietary network of 60 automated teller machines (“ATMs”), Tele-Bank 24 (a bank-by-phone system) and online banking at www.westsuburbanbank.com. Other consumer related services are also available, including investment products and a Visa card through West Suburban Bank Card Services.

The following table sets forth financial and other information concerning the Bank as of and for the year ended December 31, 2003 (dollars in thousands):

Year Formed/Year Affiliated With West Suburban	Number of Locations	Total Assets	Shareholders’ Equity	Net Income	Return on Average
					Assets	Equity
West Suburban Bank
(1962/1988)	37	$1,707,553	$133,061	$25,947	1.55%	18.46%

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

Under the Gramm-Leach-Bliley Act of 1999 (the “GLBA”), effective March 11, 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The GLBA has significantly changed the competitive environment in which the Company and the Bank conduct business. The financial services industry continues to become more competitive as technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries.

EMPLOYEES

The Company employed 629 persons (499 full-time equivalent employees) on December 31, 2003. The Company believes that its relationship with its employees is good.

SUPERVISION AND REGULATION

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Illinois Commissioner of Banks and Real Estate (the ”Commissioner”), the Board of Governors of the Federal Reserve System (the ”Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”).  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the ”SEC”) and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations and regulatory policies may be significant and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of the Company and its subsidiaries and is intended primarily for the protection of the FDIC-insured deposits and depositors of the Bank, rather than shareholders.

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

Recent Regulatory Developments

National Bank Preemption.  On January 7, 2004, the Office of the Comptroller of the Currency (the “OCC”) issued two final rules that clarify the federal character of the national banking system.  The first rule provides that, except where made applicable by federal law, state laws that obstruct, impair or condition national banks’ ability to fully exercise their deposit-taking, lending and operational powers are not applicable to national banks.  That rule further provides that the following types of state laws apply to national banks to the extent that they only incidentally affect the exercise of national banks’ deposit-taking, lending and operational powers: contract, criminal, taxation, tort, zoning and laws relating to certain homestead rights, rights to collect debts, acquisitions and transfers of property and other laws as determined to apply to national banks by the OCC.  The second rule affirms that, under federal law, with some exceptions, the OCC has exclusive visitorial authority (the power to inspect, examine, supervise and regulate) with respect to the content and conduct of activities authorized for national banks.  These controversial rules give national banks, especially those that operate in multiple states, a significant competitive advantage over state-chartered banks, such as the Bank, and are therefore likely to be challenged by individuals and organizations that represent the interests of individual states and state-chartered banks.  Both the U.S. House Committee on Financial Services and the New York Attorney General have already initiated such challenges.

FACT Act.  On December 4, 2003, President Bush signed into law the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), which contains numerous amendments to the Fair Credit Reporting Act relating to matters including identity theft and privacy.  Among its other provisions, the FACT Act requires financial institutions: (i) to establish an identity theft prevention program; (ii) to enhance the accuracy and integrity of information furnished to consumer reporting agencies; and (iii) to allow customers to prevent financial institution affiliates from using, for marketing solicitation purposes, transaction and experience information about the customers received from the financial institution.  The FACT Act also requires the federal banking regulators, and certain other agencies, to promulgate regulations to implement its provisions.  The various provisions of the FACT Act contain different effective dates including March 31, 2004, for those provisions of the FACT Act that do not require significant changes to business procedures, and December 1, 2004, for certain other provisions that will require significant business procedure changes.

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

The BHCA generally prohibits West Suburban from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking ... as to be a proper incident thereto.”  This authority would permit West Suburban to engage in a variety of banking-related businesses, including the operation of a thrift, consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

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

The Federal Reserve’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total assets weighted according to risk; and (ii) a leverage requirement expressed as a percentage of total assets.  The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%.  The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others.  For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders’ equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of the Company’s allowance for loan and lease losses.

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  As of December 31, 2003, West Suburban had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Dividend Payments.  West Suburban’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As an Illinois corporation, West Suburban is subject to the Illinois Business Corporation Act, as amended, which prohibits West Suburban from paying a dividend if, after giving effect to the dividend: (i) West Suburban would be insolvent; or (ii) the net assets of West Suburban would be less than zero; or (iii) the net assets of West Suburban would be less than the maximum amount then payable to shareholders of West Suburban who would have preferential distribution rights if West Suburban were liquidated. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing.  The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation.  West Suburban’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the ”Exchange Act”).  Consequently, West Suburban is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Bank

General.  The Bank is an Illinois-chartered bank, the deposit accounts of which are insured by the FDIC’s Bank Insurance Fund (“BIF”).  As an Illinois-chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, the chartering authority for Illinois banks, and the FDIC, designated by federal law as the primary federal regulator of state-chartered, FDIC-insured banks that, like the Bank, are not members of the Federal Reserve System (“non-member banks”).

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

During the year ended December 31, 2003, BIF assessments ranged from 0% of deposits to 0.27% of deposits.  For the semi-annual assessment period beginning January 1, 2004, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

FICO Assessments.  Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC’s Savings Association Insurance Fund (“SAIF”) has been used to cover interest payments due on the outstanding obligations of the Financing Corporation (“FICO”). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF’s predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2003, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

Supervisory Assessments.  All Illinois banks are required to pay supervisory assessments to the Commissioner to fund the operations of the Commissioner.  The amount of the assessment is calculated on the basis of an institution’s total assets, including consolidated subsidiaries, as reported to the Commissioner.  During the year ended December 31, 2003, the Bank paid supervisory assessments to the Commissioner totaling $.15 million.

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

Further, federal law and regulations provide various incentives for financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is “well-capitalized” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria that determines a bank holding company’s eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be “well-capitalized.” Under the regulations of the FDIC, in order to be “well-capitalized” a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

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

As of December 31, 2003: (i) the Bank was not subject to a directive from the FDIC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under FDIC capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by FDIC regulations.

Dividend Payments.  The primary source of funds for West Suburban is dividends from the Bank.  Under the Illinois Banking Act, Illinois-chartered banks generally may not pay dividends in excess of their net profits. The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2003.  As of December 31, 2003, approximately $10.6 million was available to be paid as dividends by the Bank.  Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines that dividend payments would constitute an unsafe or unsound practice.

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

Branching Authority. Illinois-chartered banks, such as the Bank, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals.

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.  The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is permitted only in those few states that authorize such expansion.

State Bank Investments and Activities.  The Bank generally is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Illinois law.  However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank.  Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member.  These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

Federal Reserve System.  Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows:  for transaction accounts aggregating $45.4 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $45.4 million, the reserve requirement is $1.164 million plus 10% of the aggregate amount of total transaction accounts in excess of $45.4 million.  The first $6.6 million of otherwise reservable balances are exempted from the reserve requirements.  These reserve requirements are subject to an annual adjustment by the Federal Reserve.  The Bank is in compliance with the foregoing requirements.

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

Available Information

West Suburban’s Internet address is www.westsuburbanbank.com.  Beginning from at least November 15, 2002, West Suburban has made available on or through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material was electronically filed with, or furnished to, the Securities and Exchange Commission.

EXECUTIVE OFFICERS OF WEST SUBURBAN

The names and ages of the executive officers of West Suburban, along with a brief description of the business experience of each person during the past five years, and certain other information is set forth below:

Name (Age) and Position and Offices with West Suburban (year first elected to office)	Principal Occupations and Employment for Past Five Years and Other Information

Kevin J. Acker (54) Chairman and Chief Executive Officer (1993) and Vice President (1986)	Senior Vice President, Marketing of the Bank since 1997

Keith W. Acker (54) Chief Operations Officer (1996)	Director, President and Trust Officer of the Bank since 1986

Duane G. Debs (47) President (1997) and Chief Financial Officer (1993)	Senior Vice President, Trust Officer of the Bank since 1997 and Comptroller of the Bank since 1987

Michael P. Brosnahan (54) Vice President (1997)	Senior Vice President, Commercial Lending and Community Reinvestment Act Officer of the Bank since 1989

STATISTICAL DATA

The statistical data required by Exchange Act Industry Guide 3, “Statistical Disclosure By Bank Holding Companies,” has been incorporated by reference from the Company’s 2003 Annual Report to Shareholders (attached as Exhibit 13 hereto) or is set forth below. This data should be read in conjunction with the Company’s 2003 Consolidated Financial Statements and related notes, and the discussion included in Management’s Discussion and Analysis of Financial Condition and Results of Operations as set forth in the Company’s 2003 Annual Report to Shareholders.

Securities

The following table sets forth by category the amortized cost of securities at December 31 (dollars in thousands):

	2003	2002	2001
Available for sale
Corporate	$45,831	$63,251	$124,811
U.S. government agencies and corporations	323,910	167,075	9,280
Mortgage-backed	38,346	18,228	—
States and political subdivisions	33,420	2,842	405
Preferred stock	17,239	17,240	8,251
Total securities available for sale	458,746	268,636	142,747
Held to maturity
U.S. government agencies and corporations	13,998	23,012	90,086
Mortgage-backed	1,959	3,115	3,438
States and political subdivisions	13,238	23,750	27,444
Total securities held to maturity	29,195	49,877	120,968
Federal Home Loan Bank stock	5,039	4,668	4,434
Total securities	$492,980	$323,181	$268,149

The following table sets forth, by contractual maturity, the amortized cost and weighted average yield of debt securities available for sale at December 31, 2003. Yields on tax-exempt securities represent actual coupon yields, net of premium amortization and discount accretion (dollars in thousands):

	Corporate		U.S. Government Agencies and Corporations		Mortgage-backed		States and Political Subdivisions
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Within 1 year	$7,103	4.11%	$—	—%	$—	—%	$537	2.26%
After 1 year but within 5 years	28,761	3.63%	214,555	3.56%	—	—%	1,955	2.82%
After 5 years but within 10 years	9,967	6.22%	108,432	3.69%	36,675	3.86%	18,167	3.13%
After 10 years	—	—%	923	3.76%	1,671	3.90%	12,761	4.06%
Total	$45,831	4.27%	$323,910	3.61%	$38,346	3.86%	$33,420	3.45%

The weighted average yield on preferred stock and Federal Home Loan Bank stock was 5.11% at December 31, 2003.

The following table sets forth, by contractual maturity, the amortized cost and weighted average yield of securities held to maturity at December 31, 2003 (dollars in thousands). Yields on tax-exempt securities represent actual coupon yields, net of premium amortization and discount accretion:

	U.S. Government Agencies and Corporations		Mortgage-backed		States and Political Subdivisions
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Within 1 year	$7,998	4.41%	$—	—%	$848	4.19%
After 1 year but within 5 years	6,000	4.42%	—	—%	3,192	4.84%
After 5 years but within 10 years	—	—%	—	—%	6,614	4.76%
After 10 years	—	—%	1,959	4.36%	2,584	4.95%
Total	$13,998	4.41%	$1,959	4.36%	$13,238	4.78%

No securities holdings of a single issuer, other than U.S. government agencies and corporations, exceed 10% of shareholders’ equity of the Company at December 31, 2003. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. Approximately $236.8 million of securities are callable in 2004. Most of these callable securities were issued by U.S. government agencies and corporations.

During 2001, the Company wrote down its investments in debt securities issued by Comdisco, Inc., FINOVA Group, Inc. and Enron Corp. after making a determination that the value of the debt securities had become impaired. These impairment losses totaled $3.0 million in 2001. The carrying values of the Comdisco, Inc., FINOVA Group, Inc. and Enron Corp. securities totaled $4.8 million at December 31, 2001. The Comdisco, Inc. and Enron Corp. securities were sold in 2002. The carrying value of the FINOVA Group, Inc. securities was $.7 million and $.4 million at December 31, 2003 and 2002, respectively.

Loan Portfolio

The following table sets forth the major loan categories at December 31 (dollars in thousands):

	2003	2002	2001	2000	1999
Commercial	$270,220	$330,775	$323,036	$276,519	$212,505
Consumer	10,040	11,591	10,514	9,101	10,451
Indirect automobile	60,929	90,617	102,183	100,847	81,782
Real estate
Residential	135,776	135,311	152,495	180,089	169,035
Commercial	217,865	212,010	195,800	183,899	160,522
Home equity	205,272	169,020	145,972	133,609	126,496
Construction	171,975	174,001	157,328	129,316	79,526
Held for sale	989	4,224	5,840	160	338
Credit card	14,424	13,732	10,437	12,037	12,960
Other	697	1,382	2,033	1,962	2,850
Total	1,088,187	1,142,663	1,105,638	1,027,539	856,465
Allowance for loan losses	(14,420)	(13,847)	(12,262)	(11,399)	(10,759)
Loans, net	$1,073,767	$1,128,816	$1,093,376	$1,016,140	$845,706

The following table sets forth the maturity and interest rate sensitivity of selected loan categories at December 31, 2003 (dollars in thousands):

	Remaining Maturity
	One year or less	One to five years	Over five years	Total
Real estate-construction	$170,279	$1,344	$352	$171,975
Other loans	388,524	337,160	190,528	916,212
Total	$558,803	$338,504	$190,880	$1,088,187

Variable rate	$538,195	$177,165	$7,747	$723,107
Fixed rate	20,608	161,339	183,133	365,080
Total	$558,803	$338,504	$190,880	$1,088,187

Nonperforming Loans

The following table sets forth the aggregate amount of nonperforming loans and selected ratios at December 31 (dollars in thousands):

	2003	2002	2001	2000	1999
Loans past due 90 days or more still on accrual	$380	$1,789	$11,338	$491	$1,184
Nonaccrual loans	15,008	12,021	3,945	1,064	3,544
Total nonperforming loans	15,388	13,810	15,283	1,555	4,728
Other real estate	1,266	40	1,410	1,940	3,488
Total nonperforming assets	$16,654	$13,850	$16,693	$3,495	$8,216
Nonperforming loans as a percent of total loans	1.4%	1.2%	1.4%	0.2%	0.6%
Nonperforming assets as a percent of total assets	1.0%	0.9%	1.1%	0.2%	0.6%

The Company’s policy is to discontinue accruing interest on a loan when it becomes 90 days past due or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of principal or interest is doubtful. In some circumstances a loan that is more than 90 days past due can remain on accrual status if it is fully secured and in process of collection. When a loan has been placed on nonaccrual, interest earned but not collected is charged back to interest income. When payments are received on nonaccrual loans they are first applied to principal, then to interest income and finally to expenses incurred for collection. Interest income received on nonaccrual loans was immaterial for the years presented above. As of the date of this Form 10-K, management does not believe that there are potential problem loans that are not included in the disclosure above.

Allowance for Loan Losses

The Company maintains an allowance for loan losses at a level management believes is sufficient to absorb credit losses inherent in the loan portfolio. The allowance for loan losses represents the Company’s estimate of probable losses in the loan portfolio at each balance sheet date and is based on the review of available and relevant information. The allowance contains allocations for probable losses that have been identified relating to specific borrowing relationships as well as probable losses for pools of loans. The allowance for loan losses is reassessed monthly by the Company to determine the appropriate level of the allowance. The amount of the allowance for loan losses is determined based on a variety of factors, including assessment of the credit risk of the loans in the loan portfolio, volume of the loans, delinquent loans, evaluation of current economic conditions in the market area, actual charge-offs during the period and historical loss experience. Loan quality is continually monitored by management and reviewed by the loan committee on a monthly basis.

All categories of loans are evaluated on a category by category basis. In addition, individual commercial, construction and commercial mortgage loans are evaluated to determine if a specific loss allocation is needed for problem loans deemed to have a shortfall in collateral. Management also considers the borrower’s current economic status including liquidity and future business viability. Other factors used in the allocation of the allowance include levels and trends of past dues and charge-offs along with concentrations of credit within the commercial and commercial real estate loan portfolios. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. Along with the allocation of the allowance on a category by category basis and the specific allocations for individual borrowing relationships, the allowance includes a relatively small portion that remains unallocated.

Management adjusts the allowance for loan losses by recording a provision for loan losses in an amount sufficient to maintain the allowance at the level determined appropriate. Loans are charged-off when deemed to be uncollectible by management. The Company believes that the allowance for loan losses is adequate to provide for estimated probable credit losses inherent in the loan portfolio.

The following table sets forth the activity in the allowance for loan losses for the years ended and at December 31 (dollars in thousands):

	2003	2002	2001	2000	1999
Allowance for loan losses at beginning of period	$13,847	$12,262	$11,399	$10,759	$9,998
Loan charge-offs
Commercial	1,408	5,869	1,789	1,132	2,109
Consumer	19	61	6	50	9
Indirect automobile	186	244	171	101	51
Real estate
Residential	—	—	45	7	88
Commercial	48	341	—	—	—
Home equity	9	—	30	—	—
Construction	—	—	—	—	23
Credit card	195	274	217	208	304
Other	82	12	47	4	2
Total loan charge-offs	1,947	6,801	2,305	1,502	2,586
Loan recoveries
Commercial	227	95	113	520	138
Consumer	12	5	8	14	13
Indirect automobile	73	52	22	6	10
Real estate
Residential	—	3	4	8	1
Commercial	—	—	—	—	—
Home equity	—	—	9	—	—
Construction	—	—	—	—	—
Credit card	56	106	62	94	97
Other	2	—	—	—	4
Total loan recoveries	370	261	218	642	263
Net loan charge-offs	1,577	6,540	2,087	860	2,323
Provision for loan losses	2,150	8,125	2,950	1,500	3,084
Allowance for loan losses at end of period	$14,420	$13,847	$12,262	$11,399	$10,759

Allowance for loan losses to total loans	1.33%	1.21%	1.11%	1.11%	1.26%
Net charge-offs to average total loans	0.14%	0.59%	0.20%	0.09%	0.29%

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

Estimated losses for categories of homogeneous loan types are generally made on an aggregate basis (dollars in thousands).

	2003		2002		2001		2000		1999
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Commercial	$10,491	24.8%	$9,304	29.0%	$5,619	29.2%	$4,339	26.9%	$3,729	24.8%
Consumer (1)	64	1.0%	78	1.1%	60	1.1%	79	1.1%	96	1.6%
Indirect automobile	256	5.6%	380	7.9%	479	9.3%	491	9.8%	409	9.5%
Real estate
Residential (2)	260	12.6%	346	12.2%	491	14.3%	900	17.5%	845	19.7%
Commercial	523	20.0%	615	18.6%	1,880	17.7%	1,808	17.9%	1,581	18.8%
Home equity	432	18.9%	522	14.8%	526	13.2%	668	13.0%	632	14.8%
Construction	1,892	15.8%	1,984	15.2%	2,946	14.2%	2,586	12.6%	1,590	9.3%
Credit card	326	1.3%	432	1.2%	245	1.0%	324	1.2%	327	1.5%
Unallocated	176	—%	186	—%	16	—%	204	—%	1,550	—%
Total	$14,420	100.0%	$13,847	100.0%	$12,262	100.0%	$11,399	100.0%	$10,759	100.0%

(1)          Consumer loans include consumer and other loans.

(2)          Residential real estate loans include real estate - held for sale.

Deposits

The following table sets forth by category average daily deposits and interest rates for the years ended December 31 (dollars in thousands):

	2003		2002		2001
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand-noninterest-bearing	$152,443	—%	$144,352	—%	$134,219	—%
NOW	289,718	0.3%	260,916	0.4%	233,765	0.8%
Money market checking	234,031	1.4%	228,555	1.9%	192,587	3.6%
Savings	414,074	1.3%	337,671	1.8%	291,569	2.6%
Time deposits
Less than $100,000	312,473	3.2%	307,122	4.1%	320,397	5.6%
$100,000 and greater	92,811	3.1%	90,053	3.9%	103,327	5.4%
Total	$1,495,550	1.5%	$1,368,669	2.0%	$1,275,864	3.2%

The following table sets forth by maturity time deposits $100,000 and greater at December 31 (dollars in thousands):

2003
Within 3 months	$15,435
After 3 months but within 6 months	6,591
After 6 months but within 12 months	24,092
After 1 year but within 5 years	44,822
Over 5 years	—
Total	$90,940

Return on Equity and Assets and Other Financial Ratios

The following table sets forth selected financial ratios at and for the years ended December 31:

	2003	2002	2001
Return on average total assets	1.55%	1.17%	1.40%
Return on average shareholders’ equity plus common stock in ESOP subject to contingent repurchase obligation	16.94%	12.01%	13.73%
Cash dividends declared to net income	73.45%	100.09%	85.72%
Average shareholders’ equity plus common stock in ESOP subject to contingent repurchase obligation to average total assets	9.16%	9.76%	10.21%

ITEM 2.                                  PROPERTIES

West Suburban and the Bank occupy a total of approximately 259,200 square feet in 33 full-service branches, four limited-service branches, one subsidiary providing insurance products and services and five departments providing financial and other services. West Suburban’s principal office is located in approximately 32,500 square feet of office space at 711 South Meyers Road, Lombard, Illinois. As indicated below, the Bank also operates its principal office as a branch. Travel With West Suburban, West Suburban Bank Land Trust, West Suburban Financial Services and West Suburban Insurance Services, Inc. are located at 711 South Meyers Road. West Suburban Bank VISA is located at 701 South Meyers Road. The Prepaid Solutions Group is located at 17W754 22nd Street.

The following table sets forth certain information concerning the branches of the Bank as of December 31, 2003:

Location of Branches and other services	Approximate Square Feet	Status
711 South Meyers Road Lombard, Illinois	32,500	Owned

40 East St. Charles Road Villa Park, Illinois	2,700	Owned

17W754 22nd Street Oakbrook Terrace, Illinois	6,100	Owned

707 North Main Street Lombard, Illinois	4,100	Owned

221 South West Street Wheaton, Illinois	800	Owned

879 East Geneva Road Carol Stream, Illinois	3,600	Leased

1104 West Boughton Road Bolingbrook, Illinois	4,500	Owned

295 West Loop Road Wheaton, Illinois	4,500	Owned

6400 South Cass Avenue Westmont, Illinois	3,100	Leased

2800 Finley Road Downers Grove, Illinois	10,700	Owned

1122 South Main Street Lombard, Illinois	6,400	Owned

3S041 Route 59 Warrenville, Illinois	3,700	Owned

5330 Main Street Downers Grove, Illinois	10,500	Owned

8001 South Cass Avenue Darien, Illinois	17,800	Owned

672 East Boughton Road Bolingbrook, Illinois	7,100	Owned

Location of Branches and other services	Approximate Square Feet	Status
1005 75th Street Darien, Illinois	1,000	Owned

505 North Weber Road Romeoville, Illinois	4,400	Owned

401 North Gary Avenue Carol Stream, Illinois	6,400	Owned

355 West Army Trail Road Bloomingdale, Illinois	10,700	Owned

1657 Bloomingdale Road Glendale Heights, Illinois	4,100	Owned

1061 West Stearns Road Bartlett, Illinois	3,400	Owned

1380 West Army Trail Road Carol Stream, Illinois	2,300	Leased

315 South Randall Road St. Charles, Illinois	1,400	Owned

3000 East Main Street St. Charles, Illinois	4,200	Owned

1870 McDonald Road South Elgin, Illinois	4,600	Owned

101 North Lake Street Aurora, Illinois	19,000	Owned

1830 Douglas Road Montgomery, Illinois	2,500	Owned

2000 West Galena Boulevard Aurora, Illinois	48,000	Owned

335 North Eola Road Aurora, Illinois	4,200	Owned

2830 Route 34 Oswego, Illinois	4,800	Owned

1296 East Chicago Avenue Naperville, Illinois	2,300	Owned

2020 Feldott Lane Naperville, Illinois	4,500	Owned

100 South Main Street Lombard, Illinois	700	Owned

Location of Branches and other services	Approximate Square Feet	Status
Beacon Hill Retirement Community 2400 South Finley Road Lombard, Illinois	100	Leased

717 South Meyers Road Lombard, Illinois	7,100	Owned

701 South Meyers Road Lombard, Illinois	5,200	Owned

Lexington Health Care Center of Elmhurst 400 West Butterfield Road Elmhurst, Illinois	100	Leased

Lexington Health Care Center of Lombard 555 Foxworth Boulevard Lombard, Illinois	100	Leased

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

West Suburban hereby incorporates by reference the information called for by Item 5 of this Form 10-K from the section entitled “Common Stock, Book Value and Dividends” on page 3 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2003 (attached as Exhibit 13 hereto).

West Suburban’s common stock is not traded on any national or regional exchange. While there is no established trading market for West Suburban’s common stock, West Suburban is aware that from time to time limited or infrequent quotations are made with respect to West Suburban’s common stock and that there occurs limited trading in West Suburban’s common stock resulting from private transactions not involving brokers or dealers. Transactions in West Suburban’s common stock have been infrequent. As of February 19, 2004, West Suburban had 432,495 shares of common stock outstanding held by 1,115 shareholders of record. Management is aware of 21 transactions during 2003 involving the sale, in the aggregate, of 8,897 shares of West Suburban’s common stock. The average sale price in such transactions was $623.52 per share.

ITEM 6.                                  SELECTED FINANCIAL DATA

West Suburban hereby incorporates by reference the information called for by Item 6 of this Form 10-K from the section entitled “Selected Financial Data” on page 28 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2003 (attached as Exhibit 13 hereto).

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

West Suburban hereby incorporates by reference the information called for by Item 7 of this Form 10-K from the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 30 through 37 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2003 (attached as Exhibit 13 hereto).

ITEM 7A.                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

West Suburban hereby incorporates by reference the information called for by Item 7A of this Form 10-K from the Interest Rate Sensitivity section included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 36 through 37 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2003 (attached as Exhibit 13 hereto).

ITEM 8.                                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

West Suburban hereby incorporates by reference the information called for by Item 8 of this Form 10-K from the Consolidated Financial Statements on pages 6 through 27 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2003 (attached as Exhibit 13 hereto).

ITEM 9.                                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                         CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2003. Based on that evaluation, the Company’s management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

PART III

ITEM 10.                           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In addition, and as a supplement to the information provided under the caption “Executive Officers of West Suburban” in Part I of this Form 10-K, West Suburban hereby incorporates by reference the information called for by Item 10 of this Form 10-K regarding directors of West Suburban from the section entitled “Election of Directors” of West Suburban’s 2004 Proxy Statement.

Section 16(a) of the Exchange Act requires that the Company’s executive officers and directors and persons who own more than 10% of the Company’s Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the exchange on which West Suburban’s shares of Common Stock are traded. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company’s review of the copies and forms furnished to the Company and, if appropriate, representations made to the Company by any such reporting person concerning whether a Form 5 was required to be filed for the 2003 fiscal year, the Company is not aware that any of its directors and executive officers or 10% shareholders failed to comply with the filing requirements of Section 16(a) during 2003.

West Suburban presently intends to adopt a code of ethics that applies to West Suburban’s principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions.  Upon adoption, a copy of West Suburban’s code of ethics will be available in the Shareholder Information section of West Suburban’s website, www.westsuburbanbank.com

ITEM 11.                           EXECUTIVE COMPENSATION

West Suburban hereby incorporates by reference the information called for by Item 11 of this Form 10-K from the section entitled “Executive Compensation” of West Suburban’s 2004 Proxy Statement; provided, however, Report of the Board of Directors on Executive Compensation is specifically not incorporated into this Form 10-K.

ITEM 12.                           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

West Suburban hereby incorporates by reference the information called for by Item 12 of this Form 10-K from the section entitled “Security Ownership of Certain Beneficial Owners” of West Suburban’s 2004 Proxy Statement.

ITEM 13.                           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

West Suburban hereby incorporates by reference the information called for by Item 13 of this Form 10-K from the section entitled “Transactions with Directors, Officers and Associates” of West Suburban’s 2004 Proxy Statement.

ITEM 14.                           PRINCIPAL ACCOUNTING FEES AND SERVICES

West Suburban hereby incorporates by reference the information called for by Item 14 of this Form 10-K from the section entitled “Accounting Fees and Services” of West Suburban’s 2004 Proxy Statement.

PART IV

ITEM 15.                           EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item (a)(1) and (2). Financial Statements

WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

The following audited Consolidated Financial Statements of West Suburban and its subsidiaries and related notes and report of independent auditors are incorporated by reference from West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2003 (attached as Exhibit 13 hereto).

The following Condensed Financial Information-Parent Only is incorporated by reference from Note 15 to West Suburban’s audited Consolidated Financial Statements as set forth in West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2003 (attached as Exhibit 13).

Condensed Balance Sheets – December 31, 2003 and 2002

Condensed Statements of Income – Years Ended December 31, 2003, 2002 and 2001

Condensed Statements of Cash Flows – Years Ended December 31, 2003, 2002 and 2001

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

WEST SUBURBAN BANCORP, INC.
(Registrant)

	By	/s/ Duane G. Debs
Duane G. Debs
President and Chief Financial Officer

Date:	March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 12th day of March, 2004.

SIGNATURE		TITLE

/s/ Kevin J. Acker	3/12/2004	Chairman, Chief Executive Officer
Kevin J. Acker	Date	and Director

/s/ Duane G. Debs	3/12/2004	President, Chief Financial Officer
Duane G. Debs	Date	and Director

/s/ David S. Bell	3/12/2004	Director
David S. Bell	Date

/s/ Peggy P. LoCicero	3/12/2004	Director
Peggy P. LoCicero	Date

/s/ Charles P. Howard	3/12/2004	Director
Charles P. Howard	Date

The foregoing includes all of the Board of Directors of West Suburban.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of West Suburban filed March 14, 1986 – Incorporated by reference from Exhibit 3.1 of Form 10-K of West Suburban dated March 21, 2003, under Commission File No. 0-17609.

3.2

Articles of Amendment to Articles of Incorporation of West Suburban filed November 2, 1988 – Incorporated by reference from Exhibit 3.2 of Form 10-K of West Suburban dated March 21, 2003, under Commission File No. 0-17609.

3.3

Articles of Amendment to Articles of Incorporation of West Suburban filed June 20, 1990 – Incorporated by reference from Exhibit 3.3 of Form 10-K of West Suburban dated March 21, 2003, under Commission File No. 0-17609.

3.4

Articles of Amendment to Articles of Incorporation of West Suburban filed June 8, 1998 – Incorporated by reference from Exhibit 3.4 of Form 10-K of West Suburban dated March 21, 2003, under Commission File No. 0-17609.

3.5

Articles of Amendment to Articles of Incorporation of West Suburban filed May 27, 2003 – Incorporated by reference from Exhibit 3.5 of Form 10-Q of West Suburban dated August 14, 2003, under Commission File No. 0-17609.

3.6	Amended and Restated By-laws of West Suburban – Incorporated by reference from Exhibit 3.3 of Form 10-K of West Suburban dated March 21, 2003, under Commission File No. 0-17609.

4.1	Specimen of Common Stock certificate – Incorporated by reference from Exhibit 4.1 of the Form 10-K of West Suburban dated March 29, 1999, Commission File No. 0-17609.

10.1

Form of Amended Deferred Compensation Agreement between West Suburban and Messrs. Kevin J. Acker, Keith W. Acker, Duane G. Debs, Michael P. Brosnahan, James T. Chippas and Daniel P. Grotto - Incorporated by reference from Exhibit 10.5 of Form 10-Q of West Suburban dated August 14, 1997, Commission File No. 0-17609.

10.2	Restated Employment Agreement dated March 8, 2004 between West Suburban and Mr. Kevin J. Acker.

10.3	Restated Employment Agreement dated March 8, 2004 between West Suburban and Mr. Keith W. Acker.

10.4	Restated Employment Agreement dated March 8, 2004 between West Suburban and Mr. Duane G. Debs.

10.5	Restated Employment Agreement dated March 8, 2004 between West Suburban and Mr. Michael P. Brosnahan.

10.6	Restated Employment Agreement dated March 8, 2004 between West Suburban and Mr. James T. Chippas.

10.7	Restated Employment Agreement dated March 8, 2004 between West Suburban and Mr. Daniel P. Grotto.

13	Annual Report to Shareholders of West Suburban for fiscal year ended December 31, 2003

21	Subsidiaries of Registrant

31.1	Certification of Kevin J. Acker, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

Exhibit Number	Description

31.2	Certification of Duane G. Debs, President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule15d-14(a).

32.1	Certification of Kevin J. Acker, Chairman and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Duane G. Debs, President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.