Form 10-Q
period 2004-03-31
WEST SUBURBAN BANCORP INC
filed 2004-05-07
CIK 805080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from to

Commission File Number 0 -17609

WEST SUBURBAN BANCORP, INC
(Exact name of Registrant as specified in its charter)

Illinois

36-3452469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

711 South Meyers Road, Lombard, Illinois	60148
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code:	(630) 629-4200

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

15,000,000 shares of Common Stock, no par value, were authorized, and 432,495 shares of Common Stock were issued and outstanding, as of May 1, 2004.

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

PART I

ITEM 1.     FINANCIAL STATEMENTS

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(UNAUDITED)

	March 31, 2004	December 31, 2003
Assets
Cash and due from banks	$36,650	$42,500
Federal funds sold	2,866	26,844
Total cash and cash equivalents	39,516	69,344
Securities
Available for sale (amortized cost of $531,418 in 2004 and $458,746 in 2003)	535,330	458,146
Held to maturity (fair value of $30,193 in 2004 and $29,671 in 2003)	29,858	29,195
Federal Home Loan Bank Stock	5,120	5,039
Total securities	570,308	492,380
Loans, less allowance for loan losses of $13,662 in 2004 and $14,420 in 2003	1,056,315	1,073,767
Cash surrender value of life insurance	24,053	13,416
Premises and equipment, net	42,166	42,896
Other real estate	3,462	1,266
Accrued interest and other assets	17,827	17,626
Total assets	$1,753,647	$1,710,695

Liabilities and shareholders’ equity
Deposits
Demand-noninterest-bearing	$144,208	$143,440
Interest-bearing	1,418,469	1,386,491
Total deposits	1,562,677	1,529,931
Stored value cards	18,566	17,049
Accrued interest and other liabilities	17,839	13,803

Common stock in ESOP subject to contingent repurchase obligation	51,758	51,371

Shareholders’ equity
Common stock, no par value; 15,000,000 shares authorized; 432,495 shares issued and outstanding	3,457	3,457
Surplus	38,066	38,066
Retained earnings	111,385	109,952
Accumulated other comprehensive income (loss)	2,357	(363)
Unearned ESOP shares	(700)	(1,200)
Amount reclassified on ESOP shares	(51,758)	(51,371)
Total shareholders’ equity	102,807	98,541
Total liabilities and shareholders’ equity	$1,753,647	$1,710,695

See accompanying notes to consolidated financial statements.

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(Dollars in thousands, except per share data)
(UNAUDITED)

	2004	2003
Interest income
Loans, including fees	$14,662	$16,349
Securities
Taxable	4,331	3,744
Exempt from federal income tax	456	293
Federal funds sold	62	63
Total interest income	19,511	20,449

Interest expense
Deposits	5,018	5,814
Other	3	6
Total interest expense	5,021	5,820
Net interest income	14,490	14,629
Provision for loan losses	—	400
Net interest income after provision for loan losses	14,490	14,229

Noninterest income
Service fees on deposit accounts	1,807	2,252
Debit card fees	400	421
Net realized (losses) gains on securities transactions	(14)	1,568
Net gain on sales of loans held for sale	79	228
Litigation settlement	—	1,085
Stored value card	1,353	182
Other	1,113	1,024
Total noninterest income	4,738	6,760

Noninterest expense
Salaries and employee benefits	5,517	5,171
Occupancy	1,015	1,005
Furniture and equipment	1,182	1,188
Advertising and promotion	352	293
Professional fees	304	256
Stored value card	1,043	212
Other	1,334	1,354
Total noninterest expense	10,747	9,479

Income before income taxes	8,481	11,510
Income tax expense	2,723	3,705
Net income	$5,758	$7,805

Earnings per share	$13.36	$18.05
Average shares outstanding	430,992	432,495

See accompanying notes to consolidated financial statements.

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(Dollars in thousands, except per share data)
(UNAUDITED)

	Common Stock and Surplus	Retained Earnings	Accumulated Other Compre- hensive Income	Unearned ESOP shares	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity	Common Stock in ESOP Subject to Contingent Repurchase Obligation
Balance, January 1, 2003	$41,523	$103,074	$3,088	$—	$(40,241)	$107,444	$40,241

Comprehensive income
Net income	—	7,805	—	—	—	7,805	—
Change in unrealized gain on available for sale securities, net of reclassification and tax effects	—	—	(1,158)	—	—	(1,158)	—
Total comprehensive income	—	—	—	—	—	6,647	—
Cash dividends declared - $8.00 per share	—	(3,460)	—	—	—	(3,460)	—
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	(1,439)	(1,439)	1,439
Balance, March 31, 2003	$41,523	$107,419	$1,930	$—	$(41,680)	$109,192	$41,680

	Common Stock and Surplus	Retained Earnings	Accumulated Other Compre- hensive (Loss) Income	Unearned ESOP shares	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity	Common Stock in ESOP Subject to Contingent Repurchase Obligation
Balance, January 1, 2004	$41,523	$109,952	$(363)	$(1,200)	$(51,371)	$98,541	$51,371

Comprehensive income
Net income	—	5,758	—	—	—	5,758	—
Change in unrealized (loss) gain on available for sale securities, net of reclassification and tax effects	—	—	2,720	—	—	2,720	—
Total comprehensive income	—	—	—	—	—	8,478	—
Cash dividends declared - $10.00 per share	—	(4,325)	—	—	—	(4,325)	—
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	(387)	(387)	387
ESOP shares committed to be released	—	—	—	500	—	500	—
Balance, March 31, 2004	$41,523	$111,385	$2,357	$(700)	$(51,758)	$102,807	$51,758

See accompanying notes to consolidated financial statements.

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(Dollars in thousands)
(UNAUDITED)

	2004	2003
Cash flows from operating activities
Net income	$5,758	$7,805
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	959	1,088
Provision for loan losses	—	400
Deferred income tax expense (benefit)	38	(179)
Net premium amortization of securities	574	575
Net realized losses (gains) on securities transactions	14	(1,568)
Federal Home Loan Bank stock dividends	(81)	(129)
Increase in cash surrender value of company-owned life insurance	(637)	(80)
Net gain on sales of loans held for sale	(79)	(228)
Sales of loans held for sale	6,049	16,841
Origination of loans held for sale	(5,850)	(14,706)
Net gain on sales of other real estate	(13)	—
ESOP compensation expense	500	—
Increase in accrued interest and other assets	(2,031)	(335)
Increase in accrued interest and other liabilities	4,036	4,612
Net cash provided by operating activities	9,237	14,096
Cash flows from investing activities
Securities available for sale
Sales	14,682	65,500
Maturities and calls	67,755	73,105
Purchases	(155,697)	(241,057)
Securities held to maturity
Maturities and calls	2,350	3,697
Purchases	(3,013)	—
Net decrease in loans	14,885	3,895
Investment in company-owned life insurance policies	(10,000)	—
Purchases of premises and equipment	(229)	(551)
Sales of other real estate	264	—
Net cash used in investing activities	(69,003)	(95,411)
Cash flows from financing activities
Net increase in deposits	32,746	55,074
Increase in stored value cards	1,517	1,323
Dividends paid	(4,325)	(7,785)
Net cash provided by financing activities	29,938	48,612
Net decrease in cash and cash equivalents	(29,828)	(32,703)
Beginning cash and cash equivalents	69,344	66,788
Ending cash and cash equivalents	$39,516	$34,085

Supplemental disclosures
Cash paid for
Interest	$4,508	$5,936
Other real estate acquired through loan foreclosure	2,447	—

See accompanying notes to consolidated financial statements.

WEST SUBURBAN BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The condensed consolidated financial statements include the accounts of West Suburban Bancorp, Inc. (“West Suburban”) and West Suburban Bank (the “Bank” and collectively with West Suburban, the “Company”). Significant intercompany accounts and transactions have been eliminated. The unaudited interim consolidated financial statements are prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual financial statements have been omitted. The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the latest Annual Report on Form 10-K filed by the Company. The condensed consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. Certain reclassifications have been made in prior periods’ financial statements to conform to the current period’s presentation.

Note 2 - Financial Instruments with Off-Balance Sheet Risk

Unused lines of credit and other commitments to extend credit not reflected in the financial statements are as follows:

	March 31, 2004			December 31, 2003
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commercial loans and lines of credit	$1,088	$165,239	$166,327	$1,094	$145,152	$146,246
Check credit lines of credit	1,359	—	1,359	1,354	—	1,354
Mortgage loans	12,070	2,009	14,079	5,251	2,899	8,150
Home equity lines of credit	—	168,496	168,496	—	164,967	164,967
Letters of credit	—	32,172	32,172	—	33,780	33,780
Credit card lines of credit	—	118,922	118,922	—	115,329	115,329
Total	$14,517	$486,838	$501,355	$7,699	$462,127	$469,826

Fixed rate commercial loan commitments at March 31, 2004 generally had interest rates ranging from 4.75% to 9.00% with terms ranging from 1 to 5 years. Fixed rate mortgage loan commitments at March 31, 2004 generally had interest rates ranging from 4.375% to 6.00% with terms ranging from 5 to 30 years. Fixed rate check credit lines of credit had interest rates ranging from 12.90% to 18.00% as of March 31, 2004.

Note 3 - Common Stock in ESOP Subject to Contingent Repurchase Obligation

At March 31, 2004 and December 31, 2003, the ESOP held 83,133 and 82,671 shares of West Suburban common stock, respectively. At March 31, 2004 and December 31, 2003, respectively, 82,026 and 80,772 shares of West Suburban common stock were allocated to ESOP participants. Upon termination of their employment, participants who elect to receive their benefit payments in the form of West Suburban common stock may require the Company to purchase the common stock distributed at fair value during two 60-day periods. The first purchase period begins on the date the benefit is paid and the second purchase period begins on the first anniversary of the payment date. This contingent repurchase obligation is reflected in the Company’s financial statements as “Common stock in ESOP subject to contingent repurchase obligation” and reduces shareholders’ equity by an amount that represents the independently appraised fair value of all West Suburban common stock held by the ESOP and allocated to participants, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares. At March 31, 2004 and December 31, 2003, this contingent repurchase obligation reduced shareholders’ equity by $51,758 and $51,371, respectively. The Company believes that the ESOP will continue to have a sufficient amount of cash to distribute benefit payments to former employees and that the exercise of the right of former employees to cause the Company to purchase West Suburban common stock is unlikely.

Note 4 - New Accounting Pronouncements

In November 2003, the Emerging Issues Task Force (“EITF”) issued consensus requirements concerning Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments relating to disclosures for investment securities that require additional numerical and narrative disclosures for debt and marketable equity securities that have unrealized losses. The requirements applied to December 31, 2003 year-end disclosures and were adopted by the Company in 2003. In March 2004, Issue 03-1 was expanded to include guidance on recognition and measurement of impairment losses. The additional guidance applies to reporting periods beginning after June 15, 2004. Management is reviewing the additional guidance which was recently issued.

In December 2003, the Accounting Standards Executive Committee (“AcSEC”) issued Statement of Position 03-3, Accounting for Certain Loans and Debt Securities Acquired in a Transfer. The AcSEC began this project to address practice issues relating to purchases of troubled loans (including purchases of individual loans, pools of loans or in connection with business combinations) and the treatment of the allowance for loan losses in such acquisitions. This Statement clarifies that a buyer cannot carry over the seller’s allowance for loan losses in connection with an acquisition of loans with credit deterioration. Deterioration may be demonstrated by such evidence as FICO scores (an automated rating process for credit reports), downgrading, decline in value of collateral or past-due status. The Statement is effective for the Company’s December 31, 2005 year-end. At this time, management does not anticipate that the Statement will have a material impact on its financial condition or results of operations.

Effective for loan commitments entered into on April 1, 2004 or later, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 105, Loan Commitments. SAB 105 clarifies the manner in which loan commitments that are derivatives should be valued. Loan commitments where the loan is expected to be sold in mortgage banking operations are classified as derivatives, and must be carried at fair value. This SAB indicates how fair value should be measured.  Fair value is determined for the loan commitment without considering future cash flows related to servicing the loan. The SEC reasons that considering such future cash flows in fair value is, in effect, immediately recognizing a servicing asset, and a servicing asset is only recognized once the servicing has been separated from the loan by sale or securitization of the loan. Fair value for customer relationship intangibles or other internally-developed intangibles should also not be considered when determining the fair value of the loan commitment. Rather, the intangible may not be recognized until a third-party transaction occurs.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

The Company’s financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. These accounting principles, which can be complex, are significant to our financial condition and our results of operations and require management to apply significant judgment with respect to various accounting, reporting and disclosure matters. Management must use estimates, assumptions and judgments to apply these principles where actual measurements are not possible or practical. These estimates, assumptions and judgments are based on information available as of the date of this report and, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of West Suburban’s Board of Directors. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements included herein.

In management’s view, the accounting policies that are critical to the Company are those relating to estimates, assumptions and judgments regarding the determination of the adequacy of the allowance for loan losses.

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

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities

Through the normal course of operations, the Company has entered into certain contractual obligations and other commitments. Such obligations generally relate to the funding of operations through deposits, as well as leases for premises and equipment. As a financial services provider, the Company routinely enters into commitments to extend credit. While contractual obligations represent future cash requirements of the Company, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval as comparable loans made by the Company.

The following table presents the Company’s significant fixed and determinable contractual obligations and significant commitments by payment date as of March 31, 2004 (dollars in thousands). The payment amounts represent those amounts contractually due to the recipient and do not include any carrying value adjustments.

	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
Deposits without a stated maturity	$1,151,909	$—	$—	$—	$1,151,909
Time deposits	214,957	58,409	137,402	—	410,768
Operating leases	137	142	35	—	314
Stored value cards	18,566	—	—	—	18,566
Commitments to extend credit
Fixed Rate					14,517
Variable Rate					486,838

Balance Sheet Analysis

Asset Distribution.  Total consolidated assets at March 31, 2004 increased 2.5% from December 31, 2003. Total year-to-date average assets at March 31, 2004 increased 6.9% from March 31, 2003. An increase in securities available for sale was the largest component of the increase in total consolidated assets and was partially offset by decreases in cash and cash equivalents and loans. Asset growth was funded primarily by higher levels of deposits.

Cash and cash equivalents at March 31, 2004 decreased 43.0% from December 31, 2003 primarily due to the use of cash and cash equivalents to purchase securities available for sale.

The Company’s available for sale securities portfolio increased 16.8% during the first three months of 2004. The Company continues to make significant investments in U.S. government agency securities. Investing in U.S. government agency securities and classifying them as available for sale increases the Company’s liquidity and is an important element in the Company’s liquidity management in the current low interest rate environment. This practice has allowed the Company to better control the level of liquidity risk and obtain a higher yield over investments such as federal funds sold over the entire interest rate cycle. During this three month period, the Company’s accumulated other comprehensive income increased $2.7 million due to a change in unrealized gains on securities available for sale, net of deferred tax. The Company’s held to maturity portfolio increased 2.3% during the first three months of 2004. The Company continues to classify the majority of new security purchases made as available for sale. The Company will continue to monitor its level of available for sale and held to maturity securities and will classify new securities in the appropriate category at the time of purchase. Factors to be reviewed during the process include, but are not limited to, the current interest rate and economic environments.

The carrying value of the Company’s major categories of securities are summarized in the following table (dollars in thousands):

	March 31, 2004	December 31, 2003	Dollar Change	Percent Change
Securities available for sale
Corporate	$57,655	$46,330	$11,325	24.4%
U.S. government agencies and corporations	386,924	323,579	63,345	19.6%
Mortgage-backed	37,225	38,041	(816)	(2.1)%
States and political subdivisions	36,602	33,466	3,136	9.4%
Total debt securities	518,406	441,416	76,990	17.4%
Preferred stock	16,924	16,730	194	1.2%
Total securities available for sale	$535,330	$458,146	$77,184	16.8%

Securities held to maturity
U.S. government agencies and corporations	$11,997	$13,998	$(2,001)	(14.3)%
Mortgage-backed	1,950	1,959	(9)	(0.5)%
States and political subdivisions	15,911	13,238	2,673	20.2%
Total securities held to maturity	$29,858	$29,195	$663	2.3%

Total loans outstanding at March 31, 2004 decreased 1.7% from December 31, 2003 primarily due to decreased balances in the commercial and indirect automobile loan portfolios. The commercial loan portfolio declined primarily due to decreases in outstanding revolving lines of credit. The decrease in the indirect automobile loan portfolio was primarily due to prepayments and scheduled repayments as well as the effect of promotional programs offered by new automobile dealers such as 0% financing. The Company expects to see this trend continue until the automobile dealers discontinue their promotional programs. These decreases were partially offset by increases in the home equity portfolio. The growth in the home equity portfolio resulted from a combination of promotional marketing efforts for this product and the current low interest rate environment. The growth in the home equity loan portfolio was primarily in fixed rate second mortgages.

Balances in the Company’s categories of loans are summarized in the following table (dollars in thousands):

	March 31, 2004	December 31, 2003	Dollar Change	Percent Change
Commercial	$259,817	$270,220	$(10,403)	(3.8)%
Consumer	9,080	10,040	(960)	(9.6)%
Indirect automobile	54,296	60,929	(6,633)	(10.9)%
Real estate
Residential	132,905	135,776	(2,871)	(2.1)%
Commercial	215,219	217,865	(2,646)	(1.2)%
Home equity	216,851	205,272	11,579	5.6%
Construction	167,046	171,975	(4,929)	(2.9)%
Held for sale	869	989	(120)	(12.1)%
Credit card	12,499	14,424	(1,925)	(13.3)%
Other	1,395	697	698	100.1%
Total	1,069,977	1,088,187	(18,210)	(1.7)%
Allowance for loan losses	(13,662)	(14,420)	758	5.3%
Loans, net	$1,056,315	$1,073,767	$(17,452)	(1.6)%

Allowance for Loan Losses and Asset Quality.  The Company’s allowance for loan losses as a percent of nonperforming loans increased from 94% at December 31, 2003 to 105% at March 31, 2004 and the ratio of nonperforming loans to total loans decreased from 1.4% at December 31, 2003 to 1.2% at March 31, 2004.  Similarly, the ratio of nonperforming loans to total assets decreased from .97% at December 31, 2003 to .94% at March 31, 2004.  Consistent with the improvement in the above asset quality ratios, the Company did not make a provision for loan losses in the first quarter of 2004.

The level of nonaccrual loans decreased $2.5 million during the first quarter of 2004 primarily due to the completion of the foreclosure proceedings relating to one $2.4 million property.  The acquisition of the real property at the conclusion of the foreclosure proceedings resulted in an increase of $2.4 million in other real estate.  Approximately $10.9 million of the Company’s nonaccrual loans at March 31, 2004 relate to three loans for which $4.0 million of specific reserves have been established. Although the Company’s analysis as of that date indicates that the established specific reserves would be sufficient to absorb the probable losses with respect to the three loans, no assurances can be provided that the actual losses will not exceed the specific reserves.

The ratio of the allowance for loan losses to total loans outstanding was 1.28% and 1.33% at March 31, 2004 and December 31, 2003, respectively.

The following table presents an analysis of the Company’s nonperforming loans and other real estate as of the dates indicated (dollars in thousands):

	March 31, 2004	December 31, 2003
Loans past due 90 days or more still on accrual	$489	$380
Nonaccrual loans	12,465	15,008
Total nonperforming loans	$12,954	$15,388
Nonperforming loans as a percent of total loans	1.21%	1.41%
Allowance for loan losses as a percent of nonperforming loans	105%	94%
Other real estate	$3,462	$1,266
Nonperforming assets as a percent of total assets	0.94%	0.97%

The following table presents an analysis of the Company’s provision for loan losses for the periods stated (dollars in thousands):

	2004	2003
	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Provision - quarter	$—	$—	$1,250	$500	$400
Provision - year to date	—	2,150	2,150	900	400
Net charge-offs - quarter	758	466	962	108	41
Net charge-offs - year to date	758	1,577	1,111	149	41
Allowance at period end	13,662	14,420	14,886	14,598	14,206
Allowance to period end total loans	1.28%	1.33%	1.33%	1.30%	1.25%

Company-Owned Life Insurance.  The cash surrender value of Company-owned life insurance increased to $24.1 million at March 31, 2004 from $13.4 million at December 31, 2003. The Company acquired $10.0 million additional insurance in connection with its management of certain costs associated with certain employee benefits.

Deposits.  Total deposits at March 31, 2004 increased 2.1% from December 31, 2003. The increase in total deposits primarily resulted from an increase in savings deposits and time deposits. Management believes the growth of savings deposits reflects the tendency of its customers to maintain a higher level of short-term liquid investments during periods of low interest rates. Management believes the increase in time deposits resulted from a promotional program that the Company introduced during the first quarter of 2004. In general, management promotes its deposit products when feasible while preserving the Company’s net interest margin.

Balances in the Company’s major categories of deposits are summarized in the following table (dollars in thousands):

	March 31, 2004	December 31, 2003	Dollar Change	Percent Change
Demand-noninterest-bearing	$144,208	$143,440	$768	0.5%
NOW	309,887	309,634	253	0.1%
Money market checking	228,281	235,538	(7,257)	(3.1)%
Savings	469,533	447,017	22,516	5.0%
Time deposits
Less than $100,000	314,551	303,362	11,189	3.7%
$100,000 and greater	96,217	90,940	5,277	5.8%
Total	$1,562,677	$1,529,931	$32,746	2.1%

During the first three months of 2004, average balances in demand-noninterest-bearing deposits decreased $.7 million from the 2003 period. Average balances in interest-bearing deposits increased $95.8 million from the 2003 period.

Stored Value Cards.  Stored value cards at March 31, 2004 increased 8.9% from December 31, 2003. This liability reflects the outstanding balances of the Company’s stored value card customers. The Company anticipates that this liability will continue to grow as the Company’s various stored value card products gain wider acceptance and use.

CAPITAL RESOURCES

Shareholders’ equity at March 31, 2004 increased 4.3% from December 31, 2003 as a result of $5.8 million of net income, reduced by dividends declared of $4.3 million and an increase in the fair value of securities available for sale of $2.7 million, net of deferred taxes. Additionally, shareholders’ equity was decreased by a $.4 million increase in common stock in ESOP subject to contingent repurchase obligation. Shareholders’ equity was increased by $.5 million due to 792 shares of unearned ESOP shares committed to be released to participants during the first quarter of 2004.

Management has been advised that as of March 31, 2004 and December 31, 2003, the Bank qualified as a “well-capitalized” institution as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991, as amended. On a consolidated basis, the Company also exceeded regulatory capital requirements. In accordance with applicable regulations, the appraised fair value of West Suburban common stock owned by the ESOP and allocated to participants is included in Tier 1 capital.

The Company’s capital ratios as well as those of the Bank as of March 31, 2004 are presented in the following table. All capital ratios are in excess of the regulatory capital requirements which call for a minimum total risk-based capital ratio of 8% (10% to be well capitalized) for each of the Company and the Bank, a minimum Tier 1 risk-based capital ratio of 4% (6% to be well capitalized) for each of the Company and the Bank and a minimum leverage ratio (3% for the most highly rated banks and bank holding companies that do not expect significant growth; all other institutions are required to maintain a minimum leverage capital ratio of 4% to 5% (5% to be well capitalized) depending on their particular circumstances and risk and growth profiles) for each of the Company and the Bank. Bank holding companies and their subsidiaries are generally expected to operate at or above the minimum capital requirements. The ratios shown below are in excess of regulatory minimums and should allow the Company and the Bank to operate without significant capital adequacy concerns.

The following table sets forth the actual and minimum capital ratios of the Company and the Bank as of the dates indicated:

	Actual		Minumum To Be Well Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
As of March 31, 2004
Total capital (to risk weighted assets)
Company	$165,662	11.9%	$138,730	10.0%	$26,932
Bank	147,153	10.6%	138,468	10.0%	8,685
Tier 1 capital (to risk weighted assets)
Company	152,000	11.0%	83,238	6.0%	68,762
Bank	133,491	9.6%	83,081	6.0%	50,410
Tier 1 capital (to average assets)
Company	152,000	8.9%	85,555	5.0%	66,445
Bank	133,491	7.8%	85,372	5.0%	48,119

As of December 31, 2003
Total capital (to risk weighted assets)
Company	$163,675	12.0%	$136,986	10.0%	$26,689
Bank	147,535	10.8%	136,856	10.0%	10,679
Tier 1 capital (to risk weighted assets)
Company	149,255	10.9%	82,191	6.0%	67,064
Bank	133,115	9.7%	82,113	6.0%	51,002
Tier 1 capital (to average assets)
Company	149,255	8.7%	85,819	5.0%	63,436
Bank	133,115	7.8%	85,792	5.0%	47,323

LIQUIDITY

Effective liquidity management ensures there is sufficient cash flow to satisfy demand for credit and deposit withdrawals and to take advantage of earnings enhancement opportunities. A large, stable core deposit base and a strong capital position are the solid foundation for the Company’s liquidity position. Liquidity is enhanced by a securities portfolio structured to provide liquidity as needed. The Company also maintains relationships with correspondent banks to purchase federal funds subject to underwriting and collateral requirements. Additionally, subject to credit underwriting, collateral, capital stock, and other requirements of the Federal Home Loan Bank of Chicago (“FHLB”), the Company is able to borrow from the FHLB on a “same day” basis. As of March 31, 2004, the Company could have borrowed up to approximately $102 million from the FHLB secured by certain of its real estate loans and securities. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity and maturity schedules of earning assets and liabilities.

Generally, the Company uses cash and cash equivalents and securities available for sale to meet its liquidity needs. As of March 31, 2004 and December 31, 2003, these liquid assets represented 32.8% and 30.8% of total assets, respectively. During the first quarter of 2004, the Company’s cash and cash equivalents decreased $29.8 million. Net cash provided by operating activities was $9.2 million, while net cash used in investing activities was $69.0 million. The net cash used in investing activities was primarily used to purchase securities available for sale. Net cash flows provided by financing activities were $30.0 million, resulting primarily from deposit growth. Management expects operations to be a continuing source of cash flow in the future.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Net Income.  The Company’s net income for the first three months of 2004 decreased 26.2% compared to the first three months of 2003 primarily due to a decrease in total noninterest income of $2.0 million. Net income was also affected negatively by an increase in total noninterest expense of $1.3 million. These decreases to income and increases to expense were partially offset by a decrease in the provision for loan losses of $.4 million and a decrease in income tax expense of $1.0 million.

Net Interest Income.  Net interest income for the first three months of 2004 decreased 1.0% compared to the first three months of 2003. Net interest income is the primary source of income for the Company. Net interest income is the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by changes in the volume and yield on interest-earning assets and the volume and rates on interest-bearing liabilities. Interest-earning assets consist of federal funds sold, securities and loans. Interest-bearing liabilities primarily consist of deposits. The net interest margin is the percentage of tax equivalent net interest income to average earning assets. The Company’s net interest margin for the first three months of 2004 decreased to 3.7% compared to 4.0% for the first three months of 2003.

Total interest income (on a fully tax-equivalent basis) for the first three months of 2004 decreased 4.1% compared to the first three months of 2003 primarily due to declining yields from assets in the Company’s loan portfolio. Average loans in 2004 decreased 4.3% while the yield on the portfolio decreased 38 basis points. Yields on the Company’s real estate loan portfolio declined 45 basis points during this period. This yield declined due to a flat mortgage market as refinancing activity slowed significantly. Yields on the Company’s home equity loan portfolio declined 49 basis points during this period. Yields on fixed rate home equity loans have declined due to decreases in the Company’s rates on new fixed rate home equity loans which allowed the Company to remain competitive in the current interest rate environment. Yields on variable rate home equity lines of credit vary with the prime rate on semi-annual repricing dates. The average prime rate during the first three months of 2004 was 4.00% compared to 4.25% during the first three months of 2003. Yields on the commercial loan portfolio declined 31 basis points during this period. The majority of commercial loans have adjustable rates that are tied to one of a number of rate indices. Generally, these indices have decreased due to the prevailing lower interest rate environment. Yields on taxable securities decreased 64 basis points during the first three months of 2004 primarily as a result of the Company’s reinvestment of proceeds from called and matured securities at lower rates.

Total interest expense decreased 13.7% for the first three months of 2004 compared to the first three months of 2003. Interest on deposits, which accounted for substantially all of this change, decreased primarily due to lower market rates. The yield on interest-bearing deposits for the first three months of 2004 decreased 36 basis points to 1.47% compared to 1.83% for the first three months of 2003.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities (on a fully tax-equivalent basis) for the three-month period ended March 31, 2004, as compared to the same period in 2003 (dollars in thousands):

	Change due to		Total Change
	Volume	Rate
Interest Income
Federal funds sold	$9	$(10)	$(1)
Securities	1,376	(539)	837
Loans	(661)	(1,028)	(1,689)
Total interest income	724	(1,577)	(853)
Interest Expense
Interest-bearing deposits	347	(1,143)	(796)
Other interest-bearing liabilities	(2)	(1)	(3)
Total interest expense	345	(1,144)	(799)
Net interest income	$379	$(433)	$(54)

The following table presents an analysis of the Company’s year-to-date average interest-earning assets, noninterest-bearing demand deposits and interest-bearing liabilities, for the dates indicated (dollars in thousands):

	2004	2003
	March 31	December 31	September 30	June 30	March 31
Federal funds sold	$25,569	$17,947	$16,701	$20,636	$21,746
Securities	508,077	441,090	425,772	401,762	369,199
Loans	1,062,580	1,106,639	1,111,993	1,114,036	1,110,429
Total interest-earning assets	$1,596,226	$1,565,676	$1,554,466	$1,536,434	$1,501,374

Demand-noninterest-bearing deposits	$142,349	$152,443	$149,088	$145,355	$143,046
Interest-bearing deposits	1,385,492	1,343,107	1,334,571	1,320,022	1,289,691
Total deposits	$1,527,841	$1,495,550	$1,483,659	$1,465,377	$1,432,737
Total interest-bearing liabilities	$1,386,367	$1,345,571	$1,337,232	$1,321,951	$1,291,163

Provision for Loan Losses.  The Company did not make a provision for loan losses in the first quarter of 2004. This was primarily due to an $18.2 million decrease in total loans (including a $2.4 million decrease in nonperforming loans) during the first three months of 2004. A more detailed discussion concerning the allowance for loan losses is presented in the “Allowance for Loan Losses and Asset Quality” section of this report.

Noninterest Income.  Total noninterest income decreased 29.9% in the first three months of 2004 compared to the first three months of 2003. Service fees on deposit accounts decreased $.4 million, resulting primarily due to a decline in the overdraft honors program service charges. Although management believes the income generated from this program will decline over time, the program is intended to continue to provide sustained and continuing fee income. Net realized gains on securities transactions decreased $1.6 million. The Company also experienced a decrease in net gain on sales of loans held for sale of $.1 million due to a flat mortgage market as refinancing activity slowed significantly. During the first quarter of 2003, the Company recorded $1.1 million of additional income in connection with a litigation settlement which was not repeated during the 2004 period. Stored value card income increased $1.2 million as a result of the implementation of new programs and with increased usage of the Company’s stored value card products. Other noninterest income increased $.1 million primarily due to income received from Company-owned life insurance policies.

Noninterest Expense.  Total noninterest expense increased 13.4% in the first three months of 2004 compared to 2003. Salaries and employee benefits increased $.3 million primarily as a result of normal salary increases and increased medical insurance and payroll tax expense offset by a decrease in the number of full-time equivalent employees from 509 at March 31, 2004, compared to 518 at March 31, 2003. Stored value card expense, including expenses relating to the production of cards, postage and processing services, increased $.8 million during this period. This increase was driven by increases in volume for current programs as well as the implementation of new programs.

Income Taxes.  Income tax expense decreased 26.5% for the first three months of 2004 compared to 2003 primarily due to lower pre-tax income levels. The effective tax rates for the first three months of 2004 and 2003 were 32.1% and 32.2%, respectively.

Recent Regulatory Developments.  On March 31, 2004 Illinois Governor Blagojevich signed an Executive Order that would create a new state agency called the Department of Financial and Professional Regulation (the “DFPR”) on July 1, 2004. As issued, the Executive Order provides that the DFPR would replace the Office of Banks and Real Estate, the Department of Financial Institutions, the Department of Insurance and the Department of Professional Regulation. At this time, it is not possible to predict the impact that the creation of the DFPR would have on the Company and its subsidiaries.

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

Listed below are the Company’s projected changes in net interest income over a twelve-month horizon for the various rate shock levels as of the periods indicated (dollars in thousands):

March 31, 2004	Amount	Dollar Change	Percent Change
+200 basis points	$46,394	$(12,697)	(21.5)%
+100 basis points	52,726	(6,365)	(10.8)%
Base	59,091	—	—
-100 basis points	52,710	(6,381)	(10.8)%
-200 basis points	N/A	N/A	N/A

December 31, 2003	Amount	Dollar Change	Percent Change
+200 basis points	$46,400	$(12,002)	(20.6)%
+100 basis points	52,376	(6,026)	(10.3)%
Base	58,402	—	—
-100 basis points	51,988	(6,414)	(11.0)%
-200 basis points	N/A	N/A	N/A

A projected 200 basis point drop in market rates at March 31, 2004 and December 31, 2003 is not relevant due to the current low interest rate environment.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2004. Based on that evaluation, the Company’s management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

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

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.               The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Index to Exhibits” immediately following the Signatures.

b.              No reports on Form 8-K were filed by the Company during the three month period ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST SUBURBAN BANCORP, INC.
(Registrant)

Date: May 7, 2004

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