Form 10-Q
period 2004-06-30
WEST SUBURBAN BANCORP INC
filed 2004-08-09
CIK 805080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2004

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

15,000,000 shares of Common Stock, no par value, were authorized, and 432,495 shares of Common Stock were issued and outstanding, as of August 1, 2004.

WEST SUBURBAN BANCORP, INC.

Form 10-Q Quarterly Report

Special Note Concerning Forward-Looking Statements

This document (including information incorporated by reference) contains, and future oral and written statements of the Company and its management may contain, forward-looking statements within the meaning of such term in the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of West Suburban Bancorp, Inc. (“West Suburban”) and West Suburban Bank (the “Bank” and collectively with West Suburban and its other direct and indirect subsidiaries, the “Company”). Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, the following:

•                                          The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company’s assets.

•                                          The effects of, and changes in, laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters as well as any laws otherwise affecting the Company.

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

•                                          Technological changes implemented by the Company and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers including technological changes implemented for, or related to, the Company’s website or new products such as stored value cards, payroll cards and other similar products and services.

•                                          The ability of the Company to develop and maintain secure and reliable electronic systems including systems developed for the Company’s website and new products such as stored value cards, payroll cards and other similar products and services.

•                                          The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

•                                          Consumer spending and saving habits which may change in a manner that affects the Company’s business adversely.

•                                          The economic impact of terrorist attacks and military actions.

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

PART I

ITEM 1.      FINANCIAL STATEMENTS

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(UNAUDITED)

	June 30, 2004	December 31, 2003
Assets
Cash and due from banks	$38,755	$42,500
Federal funds sold	526	26,844
Total cash and cash equivalents	39,281	69,344
Securities
Available for sale (amortized cost of $535,957 in 2004 and $458,746 in 2003)	521,079	458,146
Held to maturity (fair value of $21,276 in 2004 and $29,671 in 2003)	27,554	29,195
Federal Home Loan Bank Stock	5,196	5,039
Total securities	553,829	492,380
Loans, less allowance for loan losses of $13,262 in 2004 and $14,420 in 2003	1,065,752	1,073,767
Cash surrender value of company owned life insurance	24,401	13,416
Premises and equipment, net	41,412	42,896
Other real estate	5,434	1,266
Accrued interest and other assets	23,526	17,626
Total assets	$1,753,635	$1,710,695

Liabilities and shareholders’ equity
Deposits
Demand-noninterest-bearing	$140,318	$143,440
Interest-bearing	1,417,561	1,386,491
Total deposits	1,557,879	1,529,931
Federal funds purchased	16,420	—
Stored value cards	17,701	17,049
Accrued interest and other liabilities	16,112	13,803

Common stock in ESOP subject to contingent repurchase obligation	48,952	51,371

Shareholders’ equity
Common stock, no par value; 15,000,000 shares authorized; 432,495 shares issued and outstanding	3,457	3,457
Surplus	38,066	38,066
Retained earnings	113,165	109,952
Accumulated other comprehensive loss	(8,964)	(363)
Unearned ESOP shares	(201)	(1,200)
Amount reclassified on ESOP shares	(48,952)	(51,371)
Total shareholders’ equity	96,571	98,541
Total liabilities and shareholders’ equity	$1,753,635	$1,710,695

See accompanying notes to consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Dollars in thousands, except per share data)

(UNAUDITED)

	2004	2003
Interest income
Loans, including fees	$29,089	$32,434
Securities
Taxable	9,336	7,716
Exempt from federal income tax	945	581
Federal funds sold	77	118
Total interest income	39,447	40,849

Interest expense
Deposits	10,290	11,654
Other	26	14
Total interest expense	10,316	11,668
Net interest income	29,131	29,181
Provision for loan losses	200	900
Net interest income after provision for loan losses	28,931	28,281

Noninterest income
Service fees on deposit accounts	3,773	4,271
Debit card fees	857	910
Net realized gain on securities transactions	52	1,863
Net gain on sales of loans held for sale	152	562
Litigation settlement	—	1,085
Stored value cards	2,694	1,044
Other	2,293	2,034
Total noninterest income	9,821	11,769

Noninterest expense
Salaries and employee benefits	11,040	10,546
Occupancy	1,956	1,991
Furniture and equipment	2,362	2,435
Advertising and promotion	697	579
Professional fees	789	514
Stored value cards	1,945	787
Other	3,041	2,758
Total noninterest expense	21,830	19,610

Income before income taxes	16,922	20,440
Income tax expense	5,059	6,720
Net income	$11,863	$13,720

Earnings per share	$27.50	$31.72
Average shares outstanding	431,399	432,495

See accompanying notes to consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

(Dollars in thousands, except per share data)

(UNAUDITED)

	2004	2003
Interest income
Loans, including fees	$14,427	$16,086
Securities
Taxable	5,005	3,972
Exempt from federal income tax	489	288
Federal funds sold	15	55
Total interest income	19,936	20,401

Interest expense
Deposits	5,272	5,840
Other	23	9
Total interest expense	5,295	5,849
Net interest income	14,641	14,552
Provision for loan losses	200	500
Net interest income after provision for loan losses	14,441	14,052

Noninterest income
Service fees on deposit accounts	1,966	2,019
Debit card fees	457	489
Net realized gain on securities transactions	66	295
Net gain on sales of loans held for sale	73	334
Stored value cards	1,341	816
Other	1,180	980
Total noninterest income	5,083	4,933

Noninterest expense
Salaries and employee benefits	5,523	5,375
Occupancy	941	986
Furniture and equipment	1,180	1,246
Advertising and promotion	345	286
Professional fees	485	258
Stored value cards	902	530
Other	1,707	1,374
Total noninterest expense	11,083	10,055

Income before income taxes	8,441	8,930
Income tax expense	2,336	3,015
Net income	$6,105	$5,915

Earnings per share	$14.14	$13.68
Average shares outstanding	431,795	432,495

See accompanying notes to consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Dollars in thousands, except per share data)

(UNAUDITED)

	Common Stock and Surplus	Retained Earnings	Accumulated Other Compre- hensive Income	Unearned ESOP Shares	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity	Common Stock in ESOP Subject to Contingent Repurchase Obligation
Balance, January 1, 2003	$41,523	$103,074	$3,088	$—	$(40,241)	$107,444	$40,241

Comprehensive income
Net income	—	13,720	—	—	—	13,720	—
Change in unrealized gain on available for sale securities, net of reclassification and tax effects	—	—	338	—	—	338	—
Total comprehensive income						14,058
Cash dividends declared - $16.00 per share	—	(6,920)	—	—	—	(6,920)	—
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	(3,730)	(3,730)	3,730
Balance, June 30, 2003	$41,523	$109,874	$3,426	$—	$(43,971)	$110,852	$43,971

	Common Stock and Surplus	Retained Earnings	Accumulated Other Compre- hensive Loss	Unearned ESOP Shares	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity	Common Stock in ESOP Subject to Contingent Repurchase Obligation
Balance, January 1, 2004	$41,523	$109,952	$(363)	$(1,200)	$(51,371)	$98,541	$51,371

Comprehensive income
Net income	—	11,863	—	—	—	11,863	—
Change in unrealized loss on available for sale securities, net of reclassification and tax effects	—	—	(8,601)	—	—	(8,601)	—
Total comprehensive income	3,262
Cash dividends declared - $20.00 per share	—	(8,650)	—	—	—	(8,650)	—
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	2,419	2,419	(2,419)
ESOP shares committed to be released	—	—	—	999	—	999	—
Balance, June 30, 2004	$41,523	$113,165	$(8,964)	$(201)	$(48,952)	$96,571	$48,952

See accompanying notes to consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Dollars in thousands)

(UNAUDITED)

	2004	2003
Cash flows from operating activities
Net income	$11,863	$13,720
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,923	2,154
Provision for loan losses	200	900
Deferred income tax expense (benefit)	68	(635)
Net premium amortization of securities	1,046	1,179
Net realized gain on securities transactions	(52)	(1,863)
Federal Home Loan Bank stock dividends	(157)	(206)
Increase in cash surrender value of company-owned life insurance	(985)	(400)
Net gain on sales of loans held for sale	(152)	(562)
Sales of loans held for sale	10,809	49,146
Origination of loans held for sale	(10,113)	(48,595)
Net loss on sales of premises and equipment	12	—
Net gain on sales of other real estate	(17)	—
ESOP compensation expense	999	—
Write down of other real estate	—	40
Increase in accrued interest and other assets	(292)	(663)
Increase in accrued interest and other liabilities	2,310	2,361
Net cash provided by operating activities	17,462	16,576
Cash flows from investing activities
Securities available for sale
Sales	67,703	91,538
Maturities and calls	94,752	201,448
Purchases	(240,690)	(423,687)
Securities held to maturity
Maturities and calls	5,709	6,205
Purchases	(4,038)	—
Net decrease in loans	2,852	22,975
Investment in company-owned life insurance policies	(10,000)	(10,000)
Purchases of premises and equipment	(454)	(741)
Sales of premises and equipment	3	—
Sales of other real estate	268	—
Net cash used in investing activities	(83,895)	(112,262)
Cash flows from financing activities
Net increase in deposits	27,948	78,868
Increase in federal funds purchased	16,420	—
Increase in stored value cards	652	4,708
Dividends paid	(8,650)	(11,245)
Net cash provided by financing activities	36,370	72,331
Net decrease in cash and cash equivalents	(30,063)	(23,355)
Beginning cash and cash equivalents	69,344	66,788
Ending cash and cash equivalents	$39,281	$43,433

Supplemental disclosures
Cash paid for
Interest	$10,510	$12,011
Income taxes	3,466	7,001
Other real estate acquired through loan foreclosure	4,419	258

See accompanying notes to consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The condensed consolidated financial statements include the accounts of West Suburban Bancorp, Inc. (“West Suburban”) and West Suburban Bank (the “Bank” and collectively with West Suburban and its other direct and indirect subsidiaries, the “Company”). Significant intercompany accounts and transactions have been eliminated. The unaudited interim consolidated financial statements are prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual financial statements have been omitted. The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the latest Annual Report on Form 10-K filed by the Company. The condensed consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. Certain reclassifications have been made in prior periods’ financial statements to conform to the current period’s presentation.

Note 2 - Financial Instruments with Off-Balance Sheet Risk

Unused lines of credit and other commitments to extend credit not reflected in the financial statements are as follows:

	June 30, 2004			December 31, 2003
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commercial loans and lines of credit	$939	$154,813	$155,752	$1,094	$145,152	$146,246
Check credit lines of credit	1,300	—	1,300	1,354	—	1,354
Mortgage loans	8,127	3,099	11,226	5,251	2,899	8,150
Home equity lines of credit	—	162,318	162,318	—	164,967	164,967
Letters of credit	—	30,559	30,559	—	33,780	33,780
Credit card lines of credit	—	76,420	76,420	—	72,293	72,293
Total	$10,366	$427,209	$437,575	$7,699	$419,091	$426,790

Fixed rate commercial loan commitments at June 30, 2004 generally had interest rates ranging from 4.75% to 9.00% with terms ranging from 1 to 5 years. Fixed rate mortgage loan commitments at June 30, 2004 generally had interest rates ranging from 5.00% to 6.75% with terms ranging from 10 to 30 years. Fixed rate check credit lines of credit had interest rates ranging from 12.90% to 18.00% as of June 30, 2004.

Note 3 - Common Stock in ESOP Subject to Contingent Repurchase Obligation

At June 30, 2004 and December 31, 2003, the ESOP held 82,843 and 82,671 shares of West Suburban common stock, respectively. At June 30, 2004 and December 31, 2003, respectively, 82,550 and 80,772 shares of West Suburban common stock were allocated to ESOP participants. Upon termination of their employment, participants who elect to receive their benefit payments in the form of West Suburban common stock may require the Company to purchase the common stock distributed at fair value during two 60-day periods. The first purchase period begins on the date the benefit is paid and the second purchase period begins on the first anniversary of the payment date. This contingent repurchase obligation is reflected in the Company’s financial statements as “Common stock in ESOP subject to contingent repurchase obligation” and reduces shareholders’ equity by an amount that represents the independently appraised fair value of all West Suburban common stock held by the ESOP and allocated to participants, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares. At June 30, 2004 and December 31, 2003, this contingent repurchase obligation reduced shareholders’ equity by $48,952 and $51,371, respectively. The Company believes that the ESOP will continue to have a sufficient amount of cash to distribute benefit payments to former employees and that the exercise of the right of former employees to cause the Company to purchase West Suburban common stock is unlikely.

Note 4 - New Accounting Pronouncements

In November 2003, the Emerging Issues Task Force (“EITF”) issued consensus requirements concerning Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments relating todisclosures for investment securities that require additional numerical and narrative disclosures for debt and marketable equity securities that have unrealized losses. The requirements applied to December 31, 2003 year-end disclosures and were adopted by the Company in 2003. In March 2004, Issue 03-1 was expanded to include guidance on recognition and measurement of impairment losses. The additional guidance applies to reporting periods beginning after June 15, 2004. Management is reviewing the additional guidance that was recently issued.

In December 2003, the Accounting Standards Executive Committee (“AcSEC”) issued Statement of Position 03-3, Accounting for Certain Loans and Debt Securities Acquired in a Transfer. AcSEC began this project to address practice issues relating to purchases of troubled loans (including purchases of individual loans, pools of loans or in connection with business combinations) and the treatment of the allowance for loan losses in such acquisitions. This Statement clarifies that a buyer cannot carry over the seller’s allowance for loan losses in connection with an acquisition of loans with credit deterioration. Deterioration may be demonstrated by such evidence as FICO scores (an automated rating process for credit reports), downgrading, decline in value of collateral or past-due status. The Statement is effective for the Company’s December 31, 2005 year-end and only applies to loans purchased after the Statement is effective. At this time, management does not anticipate that the Statement will have a material impact on the Company’s financial condition or results of operations.

Effective for loan commitments entered into April 1, 2004 or later, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 105, Loan Commitments. SAB 105 clarifies how loan commitments that are derivatives should be valued. Loan commitments where the loan is expected to be sold in mortgage banking operations are classified as derivatives, and must be carried at fair value. This SAB, which provides guidance regarding the manner in which fair value should be measured, requires that fair value be determined for the loan commitment without considering future cash flows related to servicing the loan. The SEC reasons that considering such future cash flows in fair value is, in effect, immediately recognizing a servicing asset, and a servicing asset may only be recognized once the servicing has been separated from the loan by sale or securitization of the loan. Fair value for customer relationship intangibles or other internally-developed intangibles should also not be considered when determining the fair value of the loan commitment. Rather, recognition of the intangibles occurs upon consummation of a third-party transaction.  Accordingly, the adoption of SAB 105 has not had a material impact on the Company’s financial condition or results of operations.

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

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements and Contingent Liabilities

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

The following table presents the Company’s significant fixed and determinable contractual obligations and significant commitments by payment date as of June 30, 2004 (dollars in thousands). The payment amounts represent those amounts contractually due to the recipient and do not include any carrying value adjustments.

	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
Deposits without a stated maturity	$1,130,611	$—	$—	$—	$1,130,611
Time deposits	220,212	70,688	136,368	—	427,268
Operating leases	176	202	21	—	399
Stored value cards	17,701	—	—	—	17,701
Commitments to extend credit
Fixed Rate					10,366
Variable Rate					427,209

Balance Sheet Analysis

Asset Distribution.  Total consolidated assets at June 30, 2004 increased 2.5% from December 31, 2003. Total year-to-date average assets at June 30, 2004 increased 6.5% from June 30, 2003. An increase in securities available for sale was the largest component of the increase in total consolidated assets and was partially offset by decreases in cash and cash equivalents and loans. Asset growth was funded primarily by higher levels of deposits.

Cash and cash equivalents at June 30, 2004 decreased 43.4% from December 31, 2003 primarily due to the use of cash and cash equivalents to purchase securities available for sale.

The Company’s securities portfolio increased 12.5% during the first six months of 2004. This increase was primarily due to an increase in the available for sale securities portfolio of 13.7%. The Company had made significant investments in U.S. government agency securities. Investing in U.S. government agency securities and classifying them as available for sale increases the Company’s liquidity and is an important element in the Company’s liquidity management in the current low interest rate environment. This practice has allowed the Company to better control the level of liquidity risk and obtain a higher yield over investments such as federal funds sold over the entire interest rate cycle. During this six month period, the Company’s accumulated other comprehensive loss increased $8.6 million due to a change in unrealized losses on securities available for sale, net of reclassification and tax effects. The Company continues to classify the majority of new security purchases made as available for sale. The Company will continue to monitor its level of available for sale and held to maturity securities and will classify new securities in the appropriate category at the time of purchase. Factors to be reviewed during the process include, but are not limited to, the current interest rate and economic environments.

The carrying value of the Company’s major categories of securities are summarized in the following table (dollars in thousands):

	June 30, 2004	December 31, 2003	Dollar Change	Percent Change
Securities available for sale
Corporate	$61,301	$46,330	$14,971	32.3%
U.S. government agencies and corporations	373,402	323,579	49,823	15.4%
Mortgage-backed	35,292	38,041	(2,749)	(7.2)%
States and political subdivisions	35,465	33,466	1,999	6.0%
Total debt securities	505,460	441,416	64,044	14.5%
Preferred stock	15,619	16,730	(1,111)	(6.6)%
Total securities available for sale	$521,079	$458,146	$62,933	13.7%

Securities held to maturity
U.S. government agencies and corporations	$8,998	$13,998	$(5,000)	(35.7)%
Mortgage-backed	1,841	1,959	(118)	(6.0)%
States and political subdivisions	16,715	13,238	3,477	26.3%
Total securities held to maturity	$27,554	$29,195	$(1,641)	(5.6)%

At June 30, 2004, the Company held $489.6 million of investment securities that had net unrealized losses.  Of these investment securities, at June 30, 2004, securities with an amortized cost of $12.3 million had unrealized losses for a continuous period of twelve months or more.  The amount of the unrealized losses was $1.1 million as of that date.  In accordance with generally accepted accounting principles, unrealized losses on debt securities are not recognized if management has the intent and ability to hold the securities until the maturity date of the securities and no concerns exist with respect to the ability of the issuer to satisfy its obligations at maturity.  At June 30, 2004, debt securities with an amortized cost of $7.0 million had unrealized losses for a continuous period of twelve months or more and the amount of the unrealized losses as of that date was $.3 million.  Management believes that the fair value of these debt securities will recover as the securities approach their maturity date.  At June 30, 2004, equity securities with an amortized cost of $5.3 million had unrealized losses for a continuous period of twelve months or more and the amount of the unrealized losses as of that date was $.8 million.  In accordance with the guidance provided in EITF 03-1, the Company is monitoring these equity securities which were issued by the Federal Home Loan Mortgage Corporation.  Although the requirement to recognize impairment losses under EITF 03-1 does not become effective until the quarter ending September 30, 2004, the Company has considered its intent and ability to hold the securities for the foreseeable future and that the credit ratings assigned to the issuer have not changed since the securities were issued.

Total loans outstanding at June 30, 2004 decreased ..8% from December 31, 2003 primarily due to decreased balances in the real estate construction and indirect automobile loan portfolios. The real estate construction loan portfolio declined primarily due to loan repayments and the cyclical nature of the real estate construction industry. The decrease in the indirect automobile loan portfolio was primarily due to prepayments and scheduled repayments as well as the effect of promotional programs offered by new automobile dealers such as 0% financing. The Company expects to see this trend continue until the automobile dealers discontinue their promotional programs. These decreases were partially offset by increases in the home equity loan portfolio. The growth in the home equity loan portfolio resulted from a combination of promotional marketing efforts for this product and the current low interest rate environment. The growth in the home equity loan portfolio was primarily in fixed rate second mortgages.

Balances in the Company’s categories of loans are summarized in the following table (dollars in thousands):

	June 30, 2004	December 31, 2003	Dollar Change	Percent Change
Commercial	$276,931	$270,220	$6,711	2.5%
Consumer	8,203	10,040	(1,837)	(18.3)%
Indirect automobile	48,142	60,929	(12,787)	(21.0)%
Real estate
Residential	137,331	135,776	1,555	1.1%
Commercial	211,475	217,865	(6,390)	(2.9)%
Home equity	228,578	205,272	23,306	11.4%
Construction	154,439	171,975	(17,536)	(10.2)%
Held for sale	445	989	(544)	(55.0)%
Credit card	12,945	14,424	(1,479)	(10.3)%
Other	525	697	(172)	(24.7)%
Total	1,079,014	1,088,187	(9,173)	(0.8)%
Allowance for loan losses	(13,262)	(14,420)	1,158	8.0%
Loans, net	$1,065,752	$1,073,767	$(8,015)	(0.7)%

Allowance for Loan Losses and Asset Quality.  The Company’s allowance for loan losses as a percent of nonperforming loans increased to 107% at June 30, 2004 from 94% at December 31, 2003 and the ratio of nonperforming loans to total loans decreased to 1.14% at June 30, 2004 from 1.41% at December 31, 2003.  The ratio of nonperforming assets to total assets increased to 1.01% at June 30, 2004 from .97% at December 31, 2003.

The Company’s loans 90 days or more past due increased $1.5 million. This increase was primarily due to the addition of one real estate loan. The level of nonaccrual loans decreased $4.5 million during the first six months of 2004 primarily due to the completion of the foreclosure proceedings relating to two properties with an aggregate valuation of $4.4 million.  This increase accounted for the majority of the increase in other real estate only partially offset by the sale of one property.  Approximately $8.7 million of the Company’s nonaccrual loans at June 30, 2004 relate to three loan relationships for which $4.0 million of specific reserves have been established. Although the Company’s analysis as of that date indicates that the established specific reserves would be sufficient to absorb the probable losses with respect to the three loan relationships, no assurances can be provided that the actual losses will not exceed the specific reserves.

The ratio of the allowance for loan losses to total loans outstanding was 1.23% and 1.33% at June 30, 2004 and December 31, 2003, respectively.

The following table presents an analysis of the Company’s nonperforming loans and other real estate as of the dates indicated (dollars in thousands):

	June 30, 2004	December 31, 2003
Loans past due 90 days or more still on accrual	$1,859	$380
Nonaccrual loans	10,491	15,008
Total nonperforming loans	$12,350	$15,388
Nonperforming loans as a percent of total loans	1.14%	1.41%
Allowance for loan losses as a percent of nonperforming loans	107%	94%
Other real estate	$5,434	$1,266
Nonperforming assets as a percent of total assets	1.01%	0.97%

The following table presents an analysis of the Company’s provision for loan losses for the periods stated (dollars in thousands):

	2004		2003
	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
Provision - quarter	$200	$—	$—	$1,250	$500
Provision - year to date	200	—	2,150	2,150	900
Net charge-offs - quarter	600	758	466	962	108
Net charge-offs - year to date	1,358	758	1,577	1,111	149
Allowance at period end	13,262	13,662	14,420	14,886	14,598
Allowance to period end total loans	1.23%	1.28%	1.33%	1.33%	1.30%

Company-Owned Life Insurance (“COLI”).  The cash surrender value of COLI increased to $24.4 million at June 30, 2004 from $13.4 million at December 31, 2003. The Company acquired $10.0 million of additional insurance in connection with its management of costs associated with certain employee benefits obligations.

Deposits.  Total deposits at June 30, 2004 increased 1.8% from December 31, 2003. The increase in total deposits primarily resulted from an increase in time deposits.  Management believes the increase in time deposits resulted from a promotional program that the Company introduced during the first quarter of 2004.  In general, management promotes its deposit products when feasible while preserving the Company’s net interest margin.

Balances in the Company’s major categories of deposits are summarized in the following table (dollars in thousands):

	June 30, 2004	December 31, 2003	Dollar Change	Percent Change
Demand-noninterest-bearing	$140,318	$143,440	$(3,122)	(2.2)%
NOW	312,791	309,634	3,157	1.0%
Money market checking	231,219	235,538	(4,319)	(1.8)%
Savings	446,283	447,017	(734)	(0.2)%
Time deposits
Less than $100,000	326,090	303,362	22,728	7.5%
$100,000 and greater	101,178	90,940	10,238	11.3%
Total	$1,557,879	$1,529,931	$27,948	1.8%

During the first six months of 2004, average balances in demand-noninterest-bearing deposits decreased $2.0 million from the 2003 period. Average balances in interest-bearing deposits increased $90.9 million from the 2003 period.

Stored Value Cards.  Stored value cards at June 30, 2004 increased 3.8% from December 31, 2003. This liability reflects the outstanding balances of the Company’s stored value card customers. The Company anticipates that this liability will continue to grow as the Company’s various stored value card products gain wider acceptance and use.

CAPITAL RESOURCES

Shareholders’ equity at June 30, 2004 decreased 2.0% from December 31, 2003 as a result of $11.9 million of net income, reduced by dividends declared of $8.7 million and a decrease in the fair value of securities available for sale of $8.6 million, net of deferred taxes. The decrease in the fair value of securities available for sale change reflects changes in the prevailing interest rate environment. Management believes that since the end of first quarter, the financial markets have priced in an increase in yield for investments with a 2-10 year investment horizon ranging from 75 to 120 basis points. Additionally, shareholders’ equity was increased by a $2.4 million decrease in common stock in ESOP subject to contingent repurchase obligation. Shareholders’ equity was increased by $1.0 million due to additional unearned ESOP shares being committed to be released to participants during the first six months of 2004.

Management has been advised that as of June 30, 2004 and December 31, 2003, the Bank qualified as a “well-capitalized” institution as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991, as amended. On a consolidated basis, the Company also exceeded regulatory capital requirements. In accordance with applicable regulations, the appraised fair value of West Suburban common stock owned by the ESOP and allocated to participants is included in Tier 1 capital.

The Company’s capital ratios as well as those of the Bank as of June 30, 2004 are presented in the following table. All capital ratios are in excess of the regulatory capital requirements which call for a minimum total risk-based capital ratio of 8% (10% to be well capitalized) for each of the Company and the Bank, a minimum Tier 1 risk-based capital ratio of 4% (6% to be well capitalized) for each of the Company and the Bank and a minimum leverage ratio (3% for the most highly rated banks and bank holding companies that do not expect significant growth; all other institutions are required to maintain a minimum leverage capital ratio of 4% to 5% (5% to be well capitalized) depending on their particular circumstances and risk and growth profiles) for each of the Company and the Bank. Bank holding companies and their subsidiaries are generally expected to operate at or above the minimum capital requirements. The ratios shown in the following table are in excess of regulatory minimums and should allow the Company and the Bank to operate without significant capital adequacy concerns.

The following table sets forth the actual and minimum capital ratios of the Company and the Bank as of the dates indicated:

	Actual		Minumum To Be Well Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
As of June 30, 2004
Total capital (to risk weighted assets)
Company	$166,260	11.9%	$140,122	10.0%	$26,138
Bank	146,666	10.5%	139,862	10.0%	6,804
Tier 1 capital (to risk weighted assets)
Company	152,999	10.9%	84,073	6.0%	68,926
Bank	133,405	9.5%	83,917	6.0%	49,488
Tier 1 capital (to average assets)
Company	152,999	8.6%	88,872	5.0%	64,127
Bank	133,405	7.6%	88,273	5.0%	45,132

As of December 31, 2003
Total capital (to risk weighted assets)
Company	$163,675	12.0%	$136,986	10.0%	$26,689
Bank	147,535	10.8%	136,856	10.0%	10,679
Tier 1 capital (to risk weighted assets)
Company	149,255	10.9%	82,191	6.0%	67,064
Bank	133,115	9.7%	82,113	6.0%	51,002
Tier 1 capital (to average assets)
Company	149,255	8.7%	85,819	5.0%	63,436
Bank	133,115	7.8%	85,792	5.0%	47,323

LIQUIDITY

Effective liquidity management ensures there is sufficient cash flow to satisfy demand for credit and deposit withdrawals and to take advantage of earnings enhancement opportunities. A large, stable core deposit base and a strong capital position are the solid foundation for the Company’s liquidity position. Liquidity is enhanced by a securities portfolio structured to provide liquidity as needed. The Company also maintains relationships with correspondent banks to purchase federal funds subject to underwriting and collateral requirements. Additionally, subject to credit underwriting, collateral, capital stock, and other requirements of the Federal Home Loan Bank of Chicago (“FHLB”), the Company is able to borrow from the FHLB on a “same day” basis. As of June 30, 2004, the Company could have borrowed up to approximately $104 million from the FHLB secured by certain of its real estate loans and securities. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity and maturity schedules of earning assets and liabilities.

Generally, the Company uses cash and cash equivalents and securities available for sale to meet its liquidity needs. As of June 30, 2004 and December 31, 2003, these liquid assets represented 32.0% and 30.8% of total assets, respectively. During the first six months of 2004, the Company’s cash and cash equivalents decreased $30.1 million. Net cash provided by operating activities was $17.4 million, while net cash used in investing activities was $83.9 million. The net cash used in investing activities was primarily used to purchase securities available for sale. Net cash flows provided by financing activities were $36.4 million, resulting primarily from deposit growth. Management expects operations to be a continuing source of cash flow in the future.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Net Income.  The Company’s net income for the first six months of 2004 decreased 13.5% compared to the first six months of 2003 primarily due to a decrease in total noninterest income of $1.9 million. Net income was also affected negatively by an increase in total noninterest expense of $2.2 million. These decreases to noninterest income and increases to noninterest expense were partially offset by a decrease in the provision for loan losses of $.7 million and a decrease in income tax expense of $1.7 million.

Net Interest Income. Net interest income for the first six months of 2004 decreased .2% compared to the first six months of 2003. Net interest income is the primary source of income for the Company. Net interest income is the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by changes in the volume and yield on interest-earning assets and the volume and rates on interest-bearing liabilities. Interest-earning assets consist of federal funds sold, securities and loans. Interest-bearing liabilities primarily consist of deposits. The net interest margin is the percentage of tax equivalent net interest income to average earning assets. The Company’s net interest margin (on a fully tax-equivalent basis) for the first six months of 2004 decreased to 3.69% compared to 3.87% for the first six months of 2003.

Total interest income (on a fully tax-equivalent basis) for the first six months of 2004 decreased 2.9% compared to the first six months of 2003 due to declining yields and volume of assets in the Company’s loan portfolio. Average loans in 2004 decreased 4.5% and the yield on the portfolio decreased 36 basis points. Yields on the Company’s real estate loan portfolio declined 34 basis points during this period. Management anticipates that additional increases in interest rates will further curtail activity in the mortgage loan market. Yields on the Company’s home equity loan portfolio declined 41 basis points during this period. Yields on fixed rate home equity loans have declined due to decreases in the Company’s rates on new fixed rate home equity loans. Yields on variable rate home equity lines of credit vary with the prime rate on semi-annual repricing dates. The average prime rate during the first six months of 2004 was 4.00% compared to 4.25% during the first six months of 2003. Yields on the commercial loan portfolio declined 33 basis points during the period. The majority of commercial loans have adjustable rates that are tied to one of a number of rate indices. Generally, these indices were at a lower level during the first six months of 2004 when compared to the same period during 2003. Yields on investment securities decreased 31 basis points during the first six months of 2004 primarily as a result of the Company’s reinvestment of proceeds from called and matured securities in securities that provide a lower yield.

Total interest expense decreased 11.6% for the first six months of 2004 compared to the first six months of 2003. Interest on deposits, which accounted for all of this decrease, decreased primarily due to lower market rates. The yield on interest-bearing deposits for the first six months of 2004 decreased 31 basis points to 1.47% compared to 1.78% for the first six months of 2003.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities (on a fully tax-equivalent basis) for the six-month period ended June 30, 2004, as compared to the same period in 2003 (dollars in thousands):

	Change due to		Total
	Volume	Rate	Change
Interest Income
Federal funds sold	$(27)	$(14)	$(41)
Securities	2,808	(627)	2,181
Loans	(1,383)	(1,969)	(3,352)
Total interest income	1,398	(2,610)	(1,212)
Interest Expense
Interest-bearing deposits	664	(2,028)	(1,364)
Other interest-bearing liabilities	14	(2)	12
Total interest expense	678	(2,030)	(1,352)
Net interest income	$720	$(580)	$140

The following table presents an analysis of the Company’s year-to-date average interest-earning assets, demand-noninterest-bearing deposits and interest-bearing liabilities, for the dates indicated (dollars in thousands):

	2004		2003
	June 30	March 31	December 31	September 30	June 30
Federal funds sold	$15,329	$25,569	$17,947	$16,701	$20,636
Securities	543,088	508,077	441,090	425,772	401,762
Loans	1,063,512	1,062,580	1,106,639	1,111,993	1,114,036
Total interest- earning assets	$1,621,929	$1,596,226	$1,565,676	$1,554,466	$1,536,434

Demand-noninterest- bearing deposits	$143,373	$142,349	$152,443	$149,088	$145,355
Interest-bearing deposits	1,410,907	1,385,492	1,343,107	1,334,571	1,320,022
Total deposits	$1,554,280	$1,527,841	$1,495,550	$1,483,659	$1,465,377
Total interest- bearing liabilities	$1,415,159	$1,386,367	$1,345,571	$1,337,232	$1,321,951

Provision for Loan Losses.  The provision for loan losses decreased 77.8% for the first six months of 2004 compared to the first six months of 2003. This was primarily due to a $9.2 million decrease in total loans (including a $3.0 million decrease in nonperforming loans) during the first six months of 2004. A more detailed discussion concerning the allowance for loan losses is presented in the “Allowance for Loan Losses and Asset Quality” section of this report.

Noninterest Income.  Total noninterest income decreased 16.6% in the first six months of 2004 compared to the first six months of 2003. Service fees on deposit accounts decreased $.5 million, resulting primarily from a decline in service charges associated with the overdraft honors program. Although management believes the income generated from this program may vary significantly from period to period, the program is intended to provide continuing fee income. Net realized gains on securities transactions decreased $1.8 million. The Company also experienced a decrease in net gain on sales of loans held for sale of $.4 million due to a flat mortgage market as refinancing activity slowed significantly. During 2004, the Company has elected to hold certain 30-year fixed mortgage loans which is a change from its prior practice of selling these loans into the secondary market. Management anticipates that this change and additional increases in interest rates will continue to impact gain on sale of loans held for sale negatively. During the first six months of 2003, the Company recorded $1.1 million of additional income in connection with a litigation settlement which was not repeated during the 2004 period. Stored value card income increased $1.7 million as a result of the implementation of new programs and increased usage of the Company’s stored value card products. Other noninterest income increased $.3 million primarily due to income received from COLI policies.

Noninterest Expense.  Total noninterest expense increased 11.3% in the first six months of 2004 compared to 2003. Salaries and employee benefits increased $.5 million primarily as a result of normal salary increases and increased medical insurance costs. The number of full-time equivalent employees was 504 at June 30, 2004 and 501 at June 30, 2003. Advertising and promotion expense increased $.1 million primarily due to the Company’s home equity product. Professional fees increased $.3 million primarily due to costs associated with profitability enhancement initiative implemented during the first six months of 2004. Stored value card expense, including expenses relating to the production of cards, postage and processing services, increased $1.2 million during this period. This increase was driven by increases in volume for current programs as well as the implementation of new programs. Other expense increased $.3 million primarily due to increases in Visa® cardholder expense, loan expense, and other loss expense partially offset by a decrease in postage and freight expense.

Income Taxes.  Income tax expense decreased 24.7% for the first six months of 2004 compared to 2003 primarily due to lower pre-tax income levels. Additionally, the Company experienced higher income levels over the same period a year ago on tax-exempt income on municipal and agency securities and COLI income. The effective tax rates for the first six months of 2004 and 2003 were 29.9% and 32.9%, respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

Net Income.  The Company’s net income for the second quarter of 2004 increased 3.2% compared to the second quarter of 2003 primarily due to a decrease in income tax expense of $.7 million. Net income was also affected positively by a decrease in the provision for loan losses of $.3 million and an increase in total noninterest income of $.2 million. These decreases to expense and increases to income were partially offset by an increase in total noninterest expense of $1.0 million.

The Company’s net interest margin (on a fully tax-equivalent basis) for the second quarter of 2004 decreased to 3.61% compared to 3.76% for the second quarter of 2003.

Net Interest Income.  Total interest income (on a fully tax-equivalent basis) for the second quarter of 2004 decreased 2.0% compared to the second quarter of 2003 primarily due to declining yields on the Company’s loan portfolio. Average loans for the period decreased 4.5% and the average yields on the loan portfolio decreased 35 basis points. This was primarily due to the decline in yields on the commercial and home equity loan portfolios of 36 and 35 basis points, respectively. Average balances in securities increased 33.4% during this period primarily due to the significant investment the Company has made in U.S. Government agency and corporation securities. The yield on average interest-earning assets in the second quarter of 2004 decreased 35 basis points to 4.90% compared to 5.25% in the second quarter of 2003.

Total interest expense for the second quarter of 2004 decreased 9.5% compared to the second quarter of 2003. Interest on deposits, which accounted for all of this decrease, decreased primarily due to lower interest rates as discussed earlier. The yield on interest-bearing deposits for the second quarter of 2004 decreased 26 basis points to 1.47% compared to 1.73% for the second quarter of 2003.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities (on a fully tax-equivalent basis) for the three-month period ended June 30, 2004, as compared to the same period in 2003 (dollars in thousands):

	Change due to		Total Change
	Volume	Rate
Interest Income
Federal funds sold	$(44)	$4	$(40)
Securities	1,430	(130)	1,300
Loans	(683)	(979)	(1,662)
Total interest income	703	(1,105)	(402)
Interest Expense
Interest-bearing deposits	324	(892)	(568)
Other interest-bearing liabilities	15	(1)	14
Total interest expense	339	(893)	(554)
Net interest income	$364	$(212)	$152

The following table presents an analysis of the Company’s quarterly average interest-earning assets, demand-noninterest-bearing deposits and interest-bearing liabilities, for the dates indicated (dollars in thousands):

	June 30, 2004	June 30, 2003
Federal funds sold	$5,089	$19,664
Securities	578,764	433,968
Loans	1,067,027	1,117,538
Total interest- earning assets	$1,650,880	$1,571,170

Demand-noninterest-bearing deposits	$144,365	$147,640
Interest-bearing deposits	1,438,404	1,350,021
Total deposits	$1,582,769	$1,497,661
Total interest- bearing liabilities	$1,445,841	$1,352,136

Provision for Loan Losses.  The Company’s provision for loan losses decreased 60.0% in the second quarter of 2004 compared to the second quarter of 2003. A more detailed discussion concerning the allowance for loan losses is presented in the “Allowance for Loan Losses and Asset Quality” section of this report.

Noninterest Income.  Total noninterest income increased 3.0% in the second quarter of 2004 compared to the second quarter of 2003. Net realized gains on securities transactions decreased $.2 million. The Company also experienced a decrease in net gain on sales of loans held for sale of $.3 million due to a flat mortgage market as refinancing activity slowed significantly. During 2004, the Company has elected to hold certain 30-year fixed mortgage loans which is a change from its prior practice of selling these loans into the secondary market. Management anticipates that this change and additional increases in interest rates will continue to impact gain on sale of loans held for sale negatively. Stored value card income increased $.5 million as a result of the implementation of new programs and with increased usage of the Company’s stored value card products. Other noninterest income increased $.2 million primarily due to income received from COLI policies.

Noninterest Expense.  Total noninterest expense increased 10.2% in the second quarter of 2004 compared to the second quarter of 2003. Salaries and employee benefits increased $.1 million primarily as a result of normal salary increases and increased medical insurance costs. Professional fees increased $.2 million primarily due to costs associated profitability enhancement initiative implemented during the first six months of 2004. Stored value card expense, including expenses relating to the production of cards, postage and processing services, increased $.4 million during this period. This increase was driven by increases in volume for current programs as well as the implementation of new programs. Other expense increased $.3 million primarily due to increases in Visa® cardholder expense, loan expense, and other loss expense partially offset by a decrease in postage and freight expense.

Income Taxes.  Income tax expense decreased 22.5% for the second quarter of 2004 compared to 2003. The Company experienced higher income levels of tax-exempt income on municipal and agency securities and COLI income in 2004 compared to 2003. The effective tax rates for the second quarter of 2004 and 2003 were 27.7% and 33.8%, respectively.

RECENT REGULATORY DEVELOPMENTS

Trust Preferred Securities.  On May 6, 2004, the Board of Governors of the Federal Reserve System (the “Board”) issued a Notice of Proposed Rulemaking in which it proposed to allow the continued inclusion of trust preferred securities in the tier 1 capital of bank holding companies, subject to stricter standards.  The Board is proposing to limit the aggregate amount of a bank holding company’s cumulative perpetual preferred stock, trust preferred securities and other minority interests to 25% of the company’s core capital elements, net of goodwill.  Current regulations do not require the deduction of goodwill from the amount of core capital elements.  The proposal also provides that amounts of qualifying trust preferred securities and certain minority interests in excess of the 25% limit may be included in tier 2 capital but would be limited, together with subordinated debt and limited-life preferred stock, to 50% of tier 1 capital.  The proposal provides a three-year transition period for bank holding companies to meet these quantitative limitations.

Bank Sales of Securities.  On June 17, 2004, the Securities and Exchange Commission (the “SEC”) issued a proposed rule in which it described the parameters under which banks may sell securities to their customers without having to register as broker-dealers with the SEC in accordance with Title II of the Gramm-Leach-Bliley Act of 1999.  The proposal, which is designated as Regulation B, clarifies, among other things: (i) the limitations on the amount that unregistered bank employees may be compensated for making referrals in connection with a third-party brokerage arrangement; (ii) the manner by which banks may be compensated for effecting securities transactions for its customers in a fiduciary capacity; and (iii) the extent to which banks may engage in certain securities transactions as a custodian.  At this time, it is not possible to predict the impact that this proposal would have on the Company and its subsidiaries.

Illinois Department of Financial and Professional Regulation.  On July 1, 2004, the Office of Banks and Real Estate (the “OBRE”), the Department of Financial Institutions, the Department of Insurance and the Department of Professional Regulation were consolidated into a new agency known as the Illinois Department of Financial and Professional Regulation (“IDFPR”).  The OBRE is now designated as the Division of Banks and Real Estate within the IDFPR.

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

Listed below are the Company’s projected changes in net interest income over a twelve-month horizon for the various rate shock levels as of the periods indicated (dollars in thousands):

June 30, 2004	Amount	Dollar Change	Percent Change
+200 basis points	$47,559	$(10,671)	(18.3)%
+100 basis points	52,941	(5,289)	(9.1)%
Base	58,230	—	—
-100 basis points	54,620	(3,610)	(6.2)%
-200 basis points	N/A	N/A	N/A

December 31, 2003	Amount	Dollar Change	Percent Change
+200 basis points	$46,400	$(12,002)	(20.6)%
+100 basis points	52,376	(6,026)	(10.3)%
Base	58,402	—	—
-100 basis points	51,988	(6,414)	(11.0)%
-200 basis points	N/A	N/A	N/A

Management does not believe that an analysis assuming a 200 basis point drop in market rates at June 30, 2004 and December 31, 2003 is relevant.

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2004. Based on that evaluation, the Company’s management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

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

A.    The Annual Meeting of Shareholders was held on May 12, 2004.

B.             The following individuals were elected to serve as directors of the Company for a term of one year at the Annual Meeting.  The votes for such individuals and those withholding authority are set forth below:

	For	Withhold Authority
1. Kevin J. Acker	358,440	1,548
2. David S. Bell	357,408	2,580
3. Duane G. Debs	359,920	68
4. Charles P. Howard	345,467	14,521
5. Peggy P. LoCicero	345,482	14,506

C.    Ratification of Crowe Chizek and Company LLC as the Company’s independent auditors.

For	Against	Abstain
351,312	491	8,185

ITEM 5.      OTHER INFORMATION

None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

a.               The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Index to Exhibits” immediately following the Signatures.

b.              No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST SUBURBAN BANCORP, INC.
(Registrant)

Date: August 6, 2004
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