Form 10-Q
period 2004-09-30
WEST SUBURBAN BANCORP INC
filed 2004-11-08
CIK 805080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2004

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

15,000,000 shares of Common Stock, no par value, were authorized, and 432,495 shares of Common Stock were issued and outstanding, as of November 1, 2004.

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

•                                          Technological changes implemented by the Company and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers including technological changes implemented for, or related to, the Company’s website or new products such as prepaid solutions cards, payroll cards and other similar products and services.

•                                          The ability of the Company to develop and maintain secure and reliable electronic systems including systems developed for the Company’s website and new products such as prepaid solutions cards, payroll cards and other similar products and services.

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

PART I

ITEM 1.  FINANCIAL STATEMENTS

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(UNAUDITED)

	September 30, 2004	December 31, 2003
Assets
Cash and due from banks	$38,565	$42,500
Federal funds sold	58,295	26,844
Total cash and cash equivalents	96,860	69,344
Securities
Available for sale (amortized cost of $410,834 in 2004 and $458,746 in 2003)	408,526	458,146
Held to maturity (fair value of $74,129 in 2004 and $29,671 in 2003)	74,001	29,195
Federal Home Loan Bank Stock	5,273	5,039
Total securities	487,800	492,380
Loans, less allowance for loan losses of $13,186 in 2004 and $14,420 in 2003	1,059,402	1,073,767
Cash surrender value of company-owned life insurance	24,581	13,416
Premises and equipment, net	40,898	42,896
Other real estate	5,543	1,266
Accrued interest and other assets	17,485	17,626
Total assets	$1,732,569	$1,710,695

Liabilities and shareholders’ equity
Deposits
Demand-noninterest-bearing	$147,999	$143,440
Interest-bearing	1,402,441	1,386,491
Total deposits	1,550,440	1,529,931
Prepaid solutions cards	13,861	17,049
Accrued interest and other liabilities	14,347	13,803

Common stock in ESOP subject to contingent repurchase obligation	52,403	51,371

Shareholders’ equity
Common stock, no par value; 15,000,000 shares authorized; 432,495 shares issued and outstanding	3,457	3,457
Surplus	38,066	38,066
Retained earnings	113,789	109,952
Accumulated other comprehensive loss	(1,391)	(363)
Unearned ESOP shares	—	(1,200)
Amount reclassified on ESOP shares	(52,403)	(51,371)
Total shareholders’ equity	101,518	98,541
Total liabilities and shareholders’ equity	$1,732,569	$1,710,695

See accompanying notes to consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Dollars in thousands, except per share data)

(UNAUDITED)

	2004	2003
Interest income
Loans, including fees	$43,946	$47,980
Securities
Taxable	13,844	11,837
Exempt from federal income tax	1,357	920
Federal funds sold	208	142
Total interest income	59,355	60,879

Interest expense
Deposits	15,864	16,883
Other	31	29
Total interest expense	15,895	16,912
Net interest income	43,460	43,967
Provision for loan losses	200	2,150
Net interest income after provision for loan losses	43,260	41,817

Noninterest income
Service fees on deposit accounts	5,815	6,207
Debit card fees	1,295	1,314
Net realized (loss) gain on securities transactions	(2,005)	2,315
Net gain on sales of loans held for sale	194	747
Litigation settlement	—	1,085
Prepaid solutions cards	4,127	1,931
Other	3,393	3,267
Total noninterest income	12,819	16,866

Noninterest expense
Salaries and employee benefits	16,544	15,904
Occupancy	2,999	2,947
Furniture and equipment	3,426	3,496
Advertising and promotion	1,070	962
Professional fees	1,009	762
Prepaid solutions cards	2,823	1,460
Other	4,625	4,429
Total noninterest expense	32,496	29,960

Income before income taxes	23,583	28,723
Income tax expense	6,771	9,283
Net income	$16,812	$19,440

Earnings per share	$38.96	$44.95
Average shares outstanding	431,546	432,495

See accompanying notes to consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Dollars in thousands, except per share data)

(UNAUDITED)

	2004	2003
Interest income
Loans, including fees	$14,857	$15,546
Securities
Taxable	4,508	4,121
Exempt from federal income tax	412	339
Federal funds sold	131	24
Total interest income	19,908	20,030

Interest expense
Deposits	5,574	5,230
Other	5	15
Total interest expense	5,579	5,245
Net interest income	14,329	14,785
Provision for loan losses	—	1,250
Net interest income after provision for loan losses	14,329	13,535

Noninterest income
Service fees on deposit accounts	2,042	1,937
Debit card fees	438	404
Net realized (loss) gain on securities transactions	(2,057)	452
Net gain on sales of loans held for sale	42	185
Prepaid solutions cards	1,433	887
Other	1,100	1,232
Total noninterest income	2,998	5,097

Noninterest expense
Salaries and employee benefits	5,504	5,358
Occupancy	1,043	955
Furniture and equipment	1,064	1,061
Advertising and promotion	373	382
Professional fees	220	248
Prepaid solutions cards	878	673
Other	1,584	1,672
Total noninterest expense	10,666	10,349

Income before income taxes	6,661	8,283
Income tax expense	1,712	2,563
Net income	$4,949	$5,720

Earnings per share	$11.45	$13.23
Average shares outstanding	432,059	432,495

See accompanying notes to consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Dollars in thousands, except per share data)

(UNAUDITED)

	Common Stock and Surplus	Retained Earnings	Accumulated Other Compre- hensive Income	Unearned ESOP Shares	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity	Common Stock in ESOP Subject to Contingent Repurchase Obligation
Balance, January 1, 2003	$41,523	$103,074	$3,088	$—	$(40,241)	$107,444	$40,241

Comprehensive income
Net income	—	19,440	—	—	—	19,440	—
Change in unrealized gain on available for sale securities, net of reclassification and tax effects	—	—	(2,334)	—	—	(2,334)	—
Total comprehensive income						17,106
Cash dividends declared - $24.00 per share	—	(10,380)	—	—	—	(10,380)	—
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	(4,712)	(4,712)	4,712
Balance, September 30, 2003	$41,523	$112,134	$754	$—	$(44,953)	$109,458	$44,953

	Common Stock and Surplus	Retained Earnings	Accumulated Other Compre- hensive Loss	Unearned ESOP Shares	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity	Common Stock in ESOP Subject to Contingent Repurchase Obligation
Balance, January 1, 2004	$41,523	$109,952	$(363)	$(1,200)	$(51,371)	$98,541	$51,371

Comprehensive income
Net income	—	16,812	—	—	—	16,812	—
Change in unrealized loss on available for sale securities, net of reclassification and tax effects	—	—	(1,028)	—	—	(1,028)	—
Total comprehensive income						15,784
Cash dividends declared - $30.00 per share	—	(12,975)	—	—	—	(12,975)	—
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	(1,032)	(1,032)	1,032
ESOP shares committed to be released	—	—	—	1,200	—	1,200	—
Balance, September 30, 2004	$41,523	$113,789	$(1,391)	$—	$(52,403)	$101,518	$52,403

See accompanying notes to consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Dollars in thousands)

(UNAUDITED)

	2004	2003
Cash flows from operating activities
Net income	$16,812	$19,440
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,759	3,077
Provision for loan losses	200	2,150
Deferred income tax expense (benefit)	144	(888)
Net premium amortization of securities	1,467	1,641
Net realized loss (gain) on securities transactions	2,005	(2,315)
Federal Home Loan Bank stock dividends	(234)	(284)
Increase in cash surrender value of company-owned life insurance	(1,165)	(789)
Net gain on sales of loans held for sale	(194)	(747)
Sales of loans held for sale	12,409	63,092
Origination of loans held for sale	(11,686)	(59,531)
Net loss on sales of premises and equipment	11	4
Net loss on sales of other real estate	86	—
ESOP compensation expense	1,200	—
Write down of other real estate	—	40
Decrease in accrued interest and other assets	677	2
Increase in accrued interest and other liabilities	544	2,561
Net cash provided by operating activities	25,035	27,453
Cash flows from investing activities
Securities available for sale
Sales	250,225	121,740
Maturities and calls	106,979	253,277
Purchases	(312,816)	(548,642)
Securities held to maturity
Maturities and calls	5,794	11,483
Purchases	(50,548)	(239)
Net decrease in loans	8,093	14,866
Investment in company-owned life insurance	(10,000)	(10,000)
Purchases of premises and equipment	(776)	(911)
Sales of premises and equipment	4	1
Sales of other real estate	1,180	201
Net cash used in investing activities	(1,865)	(158,224)
Cash flows from financing activities
Net increase in deposits	20,509	94,657
Increase in federal funds purchased	—	12,560
(Decrease) increase in prepaid solutions cards	(3,188)	9,318
Dividends paid	(12,975)	(14,705)
Net cash provided by financing activities	4,346	101,830
Net increase (decrease) in cash and cash equivalents	27,516	(28,941)
Beginning cash and cash equivalents	69,344	66,788
Ending cash and cash equivalents	$96,860	$37,847

Supplemental disclosures
Cash paid for
Interest	$16,094	$17,891
Income taxes	6,516	10,243
Other real estate acquired through loan foreclosure	5,543	459

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

Note 2 - Financial Instruments with Off-Balance Sheet Risk

Unused lines of credit and other commitments to extend credit not reflected in the financial statements are as follows:

	September 30, 2004			December 31, 2003
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commercial loans and lines of credit	$1,001	$166,528	$167,529	$1,094	$145,152	$146,246
Check credit lines of credit	1,242	—	1,242	1,354	—	1,354
Mortgage loans	5,950	1,687	7,637	5,251	2,899	8,150
Home equity lines of credit	—	169,121	169,121	—	164,967	164,967
Letters of credit	—	31,860	31,860	—	33,780	33,780
Credit card lines of credit	—	70,187	70,187	—	72,293	72,293
Total	$8,193	$439,383	$447,576	$7,699	$419,091	$426,790

Fixed rate commercial loan commitments at September 30, 2004 generally had interest rates ranging from 4.75% to 9.00% with terms ranging from 1 to 5 years. Fixed rate check credit lines of credit had interest rates ranging from 12.90% to 18.00% at September 30, 2004. Fixed rate mortgage loan commitments at September 30, 2004 generally had interest rates ranging from 4.625% to 6.75% with terms ranging from 10 to 30 years.

Note 3 - Common Stock in ESOP Subject to Contingent Repurchase Obligation

At September 30, 2004 and December 31, 2003, the ESOP held 83,179 and 82,671 shares of West Suburban common stock, respectively. At September 30, 2004 and December 31, 2003, respectively, 83,179 and 80,772 shares of West Suburban common stock were allocated to ESOP participants. Upon termination of their employment, participants who elect to receive their benefit payments in the form of West Suburban common stock may require the Company to purchase the common stock distributed at fair value during two 60-day periods. The first purchase period begins on the date the benefit is paid and the second purchase period begins on the first anniversary of the payment date. This contingent repurchase obligation is reflected in the Company’s financial statements as “Common stock in ESOP subject to contingent repurchase obligation” and reduces shareholders’ equity by an amount that represents the independently appraised fair value of all West Suburban common stock held by the ESOP and allocated to participants, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares. At September 30, 2004 and December 31, 2003, this contingent repurchase obligation reduced shareholders’ equity by $52,403 and $51,371, respectively. The Company believes that the ESOP will continue to have a sufficient amount of cash to distribute benefit payments to former employees and that the exercise of the right of former employees to cause the Company to purchase West Suburban common stock is unlikely.

Note 4 - New Accounting Pronouncements

In November 2003, the Emerging Issues Task Force (“EITF”) issued consensus requirements concerning Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments relating to disclosures for investment securities that require additional numerical and narrative disclosures for debt and marketable equity securities that have unrealized losses. The requirements applied to December 31, 2003 year-end disclosures and were adopted by the Company in 2003. In March 2004, the guidance relating to Issue 03-1 was expanded to include and address the recognition and measurement of impairment losses. Although the Financial Accounting Standards Board (“FASB”) previously announced that the guidance with respect to the recognition and measurement of impairment losses would be effective for reporting periods beginning after June 15, 2004, in late September, FASB postponed the effectiveness of that guidance. Management intends to continue to monitor the developments relating to the implementation of EITF Issue 03-1.

In December 2003, the Accounting Standards Executive Committee (“AcSEC”) issued Statement of Position 03-3, Accounting for Certain Loans and Debt Securities Acquired in a Transfer. AcSEC began this project to address practice issues relating to purchases of troubled loans (including purchases of individual loans, pools of loans or in connection with business combinations) and the treatment of the allowance for loan losses in such acquisitions. This Statement clarifies that a buyer cannot carry over the seller’s allowance for loan losses in connection with an acquisition of loans with credit deterioration. Deterioration may be demonstrated by such evidence as FICO scores (an automated rating process for credit reports), downgrading, decline in value of collateral or past-due status. The Statement is effective for the years beginning January 1, 2005 and only applies to loans purchased after the Statement is effective. At this time, management does not anticipate that the Statement will have a material impact on the Company’s financial condition or results of operations.

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

Allowance for Loan Losses. The Company maintains an allowance for loan losses at a level management believes is sufficient to absorb probable credit losses inherent in the loan portfolio. The allowance for loan losses represents the Company’s estimate of probable losses in the loan portfolio at each balance sheet date and is based on the review of available and relevant information. The allowance contains allocations for probable losses that have been identified relating to specific borrowing relationships as well as probable losses for pools of loans. The allowance for loan losses is reassessed monthly by the Company to determine the appropriate level of the allowance. The amount of the allowance for loan losses is determined based on a variety of factors, including assessment of the credit risk of the loans in the loan portfolio, volume of the loans, delinquent loans, evaluation of current economic conditions in the market area, actual charge-offs during the period and historical loss experience. Loan quality is continually monitored by management and reviewed by the loan committee on a monthly basis.

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

The following table presents the Company’s significant fixed and determinable contractual obligations and significant commitments by payment date as of September 30, 2004 (dollars in thousands). The payment amounts represent those amounts contractually due to the recipient and do not include any carrying value adjustments.

	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
Deposits without a stated maturity	$1,125,617	$—	$—	$—	$1,125,617
Time deposits	204,424	112,871	107,528	—	424,823
Operating leases	176	269	278	68	791
Prepaid solutions cards	13,861	—	—	—	13,861
Commitments to extend credit
Fixed Rate					8,193
Variable Rate					439,383

Balance Sheet Analysis

Asset Distribution.  Total consolidated assets at September 30, 2004 increased 1.3% from December 31, 2003. Total year-to-date average assets at September 30, 2004 increased 5.1% from September 30, 2003. An increase in federal funds sold was the largest component of the increase in total consolidated assets and was partially offset by decreases in loans and securities. Asset growth was funded primarily by higher levels of deposits.

Cash and cash equivalents at September 30, 2004 increased 39.7% from December 31, 2003 due to increases in federal funds sold balances. The higher balances are likely to be temporary and resulted primarily from proceeds from sales of available for sale securities.

The Company’s securities portfolio decreased 0.9% during the first nine months of 2004. This decrease was due to a decrease in the available for sale securities portfolio of 10.8%. During the third quarter of 2004, the Company repositioned its holdings in the securities portfolio by selling $184.6 million of available for sale securities. The repositioning was intended to shorten the duration, improve cash flow and reduce the interest rate risk of the portfolio. Additionally, the balances in the held to maturity portfolio increased 153.5% during the first nine months of 2004 due to purchases of new securities being classified as held to maturity. During this nine month period, the Company’s accumulated other comprehensive loss increased $1.0 million due to a change in unrealized losses on securities available for sale, net of reclassification and tax effects. The Company will continue to monitor its level of available for sale and held to maturity securities and will classify new securities in the appropriate category at the time of purchase. Factors reviewed during the reclassification process include the current interest rate and economic environments as well as liquidity considerations.

The carrying value of the Company’s major categories of securities are summarized in the following table (dollars in thousands):

	September 30, 2004	December 31, 2003	Dollar Change	Percent Change
Securities available for sale
Corporate	$52,981	$46,330	$6,651	14.4%
U.S. government agencies and corporations	314,629	323,579	(8,950)	(2.8)%
Mortgage-backed	33,830	38,041	(4,211)	(11.1)%
States and political subdivisions	6,326	33,466	(27,140)	(81.1)%
Total debt securities	407,766	441,416	(33,650)	(7.6)%
Preferred stock	760	16,730	(15,970)	(95.5)%
Total securities available for sale	$408,526	$458,146	$(49,620)	(10.8)%

Securities held to maturity
U.S. government agencies and corporations	$49,435	$13,998	$35,437	253.2%
Mortgage-backed	7,869	1,959	5,910	301.7%
States and political subdivisions	16,697	13,238	3,459	26.1%
Total securities held to maturity	$74,001	$29,195	$44,806	153.5%

At September 30, 2004, the Company held $291.7 million of investment securities that had net unrealized losses.  Of these investment securities, at September 30, 2004, securities with an amortized cost of $49.4 million had unrealized losses for a continuous period of twelve months or more, which unrealized losses were $1.2 million as of that date.  In accordance with generally accepted accounting principles, unrealized losses on debt securities are not recognized if management has the intent and ability to hold the securities until the maturity date of the securities and no concerns exist with respect to the ability of the issuer to satisfy its obligations at maturity. At September 30, 2004, debt securities with an amortized cost of $48.4 million had unrealized losses for a continuous period of twelve months or more and the amount of the unrealized losses as of that date was $1.0 million. Management believes that the fair value of these debt securities will recover as the securities approach their maturity date. At September 30, 2004, an equity security with an amortized cost of $1.0 million had unrealized losses for a continuous period of twelve months or more and the amount of the unrealized losses as of that date was $.2 million. The Company has determined this unrealized loss to be temporary as Management expects the security to recover its original costs as interest rates increase and Management has both the intent and ability to hold the investment until such recovery occurs.

Total loans outstanding at September 30, 2004 decreased 1.4% from December 31, 2003 primarily due to decreased balances in the commercial real estate, real estate construction and indirect automobile loan portfolios. The decrease in the commercial real estate portfolio resulted primarily from loan payoffs and reduced demand. The real estate construction loan portfolio declined primarily due to loan repayments and the cyclical nature of the real estate construction industry. The decrease in the indirect automobile loan portfolio was primarily due to prepayments and scheduled repayments as well as the effect of promotional programs offered by new automobile dealers such as 0% financing. The Company expects to see this trend continue until the automobile dealers discontinue their promotional programs. These decreases were partially offset by increases in the home equity loan portfolio. The growth in the home equity loan portfolio resulted from a combination of promotional marketing efforts for this product and the current low interest rate environment. The growth in the home equity loan portfolio was primarily in fixed rate second mortgages.

Balances in the Company’s categories of loans are summarized in the following table (dollars in thousands):

	September 30, 2004	December 31, 2003	Dollar Change	Percent Change
Commercial	$275,882	$270,220	$5,662	2.1%
Consumer	7,794	10,040	(2,246)	(22.4	) %
Indirect automobile	44,008	60,929	(16,921)	(27.8	) %
Real estate
Residential	141,448	135,776	5,672	4.2%
Commercial	205,443	217,865	(12,422)	(5.7	) %
Home equity	236,276	205,272	31,004	15.1%
Construction	147,202	171,975	(24,773)	(14.4)%
Held for sale	460	989	(529)	(53.5)%
Credit card	12,953	14,424	(1,471)	(10.2)%
Other	1,122	697	425	61.0%
Total	1,072,588	1,088,187	(15,599)	(1.4)%
Allowance for loan losses	(13,186)	(14,420)	1,234	8.6%
Loans, net	$1,059,402	$1,073,767	$(14,365)	(1.3)%

Allowance for Loan Losses and Asset Quality.  The Company’s allowance for loan losses as a percent of nonperforming loans increased to 113% at September 30, 2004 from 94% at December 31, 2003 and the ratio of nonperforming loans to total loans decreased to 1.08% at September 30, 2004 from 1.41% at December 31, 2003.  The ratio of nonperforming assets to total assets increased to .99% at September 30, 2004 from .97% at December 31, 2003.

The Company’s loans 90 days or more past due increased $1.0 million. This increase was primarily due to one commercial and one residential real estate loan becoming 90 days or more past due. The level of nonaccrual loans decreased $4.8 million during the first nine months of 2004 primarily due to the completion of the foreclosure proceedings relating to three properties with an aggregate valuation of $5.5 million. The property acquired upon completion of the foreclosure proceedings accounted for the majority of the increase in other real estate partially offset by the sales of two other properties. Approximately $8.7 million of the Company’s nonaccrual loans at September 30, 2004 relate to three loan relationships for which $4.0 million of specific reserves have been established. Although the Company’s analysis as of that date indicates that the established specific reserves would be sufficient to absorb the probable losses with respect to the three loan relationships, no assurances can be provided that the actual losses will not exceed the specific reserves.

The ratio of the allowance for loan losses to total loans outstanding was 1.23% and 1.33% at September 30, 2004 and December 31, 2003, respectively.

The following table presents an analysis of the Company’s nonperforming loans and other real estate as of the dates indicated (dollars in thousands):

	September 30, 2004	December 31, 2003
Loans past due 90 days or more still on accrual	$1,423	$380
Nonaccrual loans	10,207	15,008
Total nonperforming loans	11,630	15,388
Other real estate	5,543	1,266
Total nonperforming assets	$17,173	$16,654
Nonperforming loans as a percent of total loans	1.08%	1.41%
Allowance for loan losses as a percent of nonperforming loans	113%	94%

The following table presents an analysis of the Company’s provision for loan losses for the periods stated (dollars in thousands):

	2004			2003
	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
Provision - quarter	$—	$200	$—	$—	$1,250
Provision - year to date	200	200	—	2,150	2,150
Net charge-offs - quarter	76	600	758	466	962
Net charge-offs - year to date	1,434	1,358	758	1,577	1,111
Allowance at period end	13,186	13,262	13,662	14,420	14,886
Allowance at period end to total loans	1.23%	1.23%	1.28%	1.33%	1.33%

Company-Owned Life Insurance (“COLI”).  The cash surrender value of COLI increased to $24.6 million at September 30, 2004 from $13.4 million at December 31, 2003. The Company acquired $10.0 million of additional insurance in connection with its management of costs associated with certain employee benefits obligations.

Deposits.  Total deposits at September 30, 2004 increased 1.3% from December 31, 2003. The increase in total deposits primarily resulted from an increase in time deposits.  Management believes the increase in time deposits resulted from a promotional program that the Company has offered during the year. In general, management promotes its deposit products when feasible while preserving the Company’s net interest margin.

Balances in the Company’s major categories of deposits are summarized in the following table (dollars in thousands):

	September 30, 2004	December 31, 2003	Dollar Change	Percent Change
Demand-noninterest-bearing	$147,999	$143,440	$4,559	3.2%
NOW	301,455	309,634	(8,179)	(2.6)%
Money market checking	236,996	235,538	1,458	0.6%
Savings	439,167	447,017	(7,850)	(1.8)%
Time deposits
Less than $100,000	323,813	303,362	20,451	6.7%
$100,000 and greater	101,010	90,940	10,070	11.1%
Total	$1,550,440	$1,529,931	$20,509	1.3%

During the first nine months of 2004, average balances in demand-noninterest-bearing deposits decreased $4.0 million from the 2003 period. Average balances in interest-bearing deposits increased $77.3 million from the 2003 period.

Prepaid Solutions Cards.  Prepaid solutions cards at September 30, 2004 decreased 18.7% from December 31, 2003. This liability reflects the outstanding balances of the Company’s prepaid solutions card customers. This decrease was primarily due to the usage of the prepaid solutions cards outpacing growth in accounts and balances and the transition of programs into and away from the Company.

CAPITAL RESOURCES

Shareholders’ equity at September 30, 2004 increased 3.0% from December 31, 2003 as a result of $16.8 million of net income, reduced by dividends declared of $13.0 million and a decrease in the fair value of securities available for sale of $1.0 million, net of deferred taxes. Additionally, shareholders’ equity decreased as a result of a $1.0 million increase in common stock in ESOP subject to contingent repurchase obligation and additional unearned ESOP shares being committed to be released to participants during the first nine months of 2004 in the amount of $1.2 million.

Management has been advised that as of September 30, 2004 and December 31, 2003, the Bank qualified as a “well-capitalized” institution as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991, as amended. On a consolidated basis, the Company also exceeded regulatory capital requirements. In accordance with applicable regulations, the appraised fair value of West Suburban common stock owned by the ESOP and allocated to participants is included in Tier 1 capital.

The Company’s capital ratios as well as those of the Bank as of September 30, 2004 are presented in the following table. All capital ratios are in excess of the regulatory capital requirements which call for a minimum total risk-based capital ratio of 8% (10% to be well capitalized) for each of the Company and the Bank, a minimum Tier 1 risk-based capital ratio of 4% (6% to be well capitalized) for each of the Company and the Bank and a minimum leverage ratio (3% for the most highly rated banks and bank holding companies that do not expect significant growth; all other institutions are required to maintain a minimum leverage capital ratio of 4% to 5% (5% to be well capitalized) depending on their particular circumstances and risk and growth profiles) for each of the Company and the Bank. Bank holding companies and their subsidiaries are generally expected to operate at or above the minimum capital requirements. The ratios shown in the following table are in excess of regulatory minimums and should allow the Company and the Bank to operate without significant capital adequacy concerns.

The following table sets forth the actual and minimum capital ratios of the Company and the Bank as of the dates indicated:

	Actual		Minumum To Be Well Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
As of September 30, 2004
Total capital (to risk weighted assets)
Company	$167,639	12.3%	$135,823	10.0%	$31,816
Bank	146,912	10.9%	135,382	10.0%	11,530
Tier 1 capital (to risk weighted assets)
Company	154,453	11.4%	81,494	6.0%	72,959
Bank	133,726	9.9%	81,229	6.0%	52,497
Tier 1 capital (to average assets)
Company	154,453	8.9%	87,106	5.0%	67,347
Bank	133,726	7.7%	86,572	5.0%	47,154

As of December 31, 2003
Total capital (to risk weighted assets)
Company	$163,675	12.0%	$136,986	10.0%	$26,689
Bank	147,535	10.8%	136,856	10.0%	10,679
Tier 1 capital (to risk weighted assets)
Company	149,255	10.9%	82,191	6.0%	67,064
Bank	133,115	9.7%	82,113	6.0%	51,002
Tier 1 capital (to average assets)
Company	149,255	8.7%	85,819	5.0%	63,436
Bank	133,115	7.8%	85,792	5.0%	47,323

LIQUIDITY

Effective liquidity management ensures there is sufficient cash flow to satisfy demand for credit and deposit withdrawals and to take advantage of earnings enhancement opportunities. A large, stable core deposit base and a strong capital position are the solid foundation for the Company’s liquidity position. Liquidity is enhanced by a securities portfolio structured to provide liquidity as needed. The Company also maintains relationships with correspondent banks to purchase federal funds subject to underwriting and collateral requirements. Additionally, subject to credit underwriting, collateral, capital stock, and other requirements of the Federal Home Loan Bank of Chicago (“FHLB”), the Company is able to borrow from the FHLB on a “same day” basis. As of September 30, 2004, the Company could have borrowed up to approximately $105 million from the FHLB secured by certain of its real estate loans and securities. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity and maturity schedules of earning assets and liabilities.

Generally, the Company uses cash and cash equivalents and securities available for sale to meet its liquidity needs. As of September 30, 2004 and December 31, 2003, these liquid assets represented 29.2% and 30.8% of total assets, respectively. During the first nine months of 2004, the Company’s cash and cash equivalents increased $27.5 million. Net cash provided by operating activities was $25.0 million, while net cash used in investing activities was $1.9 million. Net cash flows provided by financing activities were $4.3 million. Management expects operations to be a continuing source of cash flow in the future.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Net Income.  The Company’s net income for the first nine months of 2004 decreased 13.5% compared to the first nine months of 2003 primarily due to a decrease in total noninterest income of $4.0 million. Net income was also affected negatively by an increase in total noninterest expense of $2.5 million. These decreases to noninterest income and increases to noninterest expense were partially offset by a decrease in the provision for loan losses of $2.0 million and a decrease in income tax expense of $2.5 million.

Net Interest Income. Net interest income for the first nine months of 2004 decreased 1.2% compared to the first nine months of 2003. Net interest income is the primary source of income for the Company. Net interest income is the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by changes in the volume and yield on interest-earning assets and the volume and rates on interest-bearing liabilities. Interest-earning assets consist of federal funds sold, securities and loans. Interest-bearing liabilities primarily consist of deposits. The net interest margin is the percentage of tax equivalent net interest income to average earning assets. The Company’s net interest margin (on a fully tax-equivalent basis) for the first nine months of 2004 decreased to 3.65% compared to 3.83% for the first nine months of 2003.

Total interest income (on a fully tax-equivalent basis) for the first nine months of 2004 decreased 2.1% compared to the first nine months of 2003 due to declining yields and volume of assets in the Company’s loan portfolio. Average loans in 2004 decreased 4.5% and the yield on the portfolio decreased 24 basis points. Yields on the Company’s real estate loan portfolio declined 28 basis points during this period. Management anticipates that additional increases in interest rates will further curtail activity in the mortgage loan market. Yields on the Company’s home equity loan portfolio declined 34 basis points during this period. Yields on fixed rate home equity loans have declined due to decreases in the Company’s rates on new fixed rate home equity loans. Yields on variable rate home equity lines of credit vary with repricing options being monthly and semi-annually. The rate index used for the repricing is the prime rate. The average prime rate during the first nine months of 2004 was 4.15% compared to 4.16% during the first nine months of 2003. Yields on the commercial loan portfolio declined 11 basis points during the period. The majority of commercial loans have adjustable rates that are tied to one of a number of rate indices. Generally, these indices were at a lower level during the first nine months of 2004 when compared to the same period during 2003. Average securities increased for the first nine months of 2004 by $94.1 million. Yields on investment securities decreased 18 basis points during the first nine months of 2004. This was primarily a result of the Company’s reinvestment of proceeds from called and matured securities and additional funds from decreased loan volume in securities that provide a lower yield. Additionally, the Company did not reinvest all sales proceeds into new security purchases resulting in increased balances in federal funds sold.

Total interest expense decreased 6.0% for the first nine months of 2004 compared to the first nine months of 2003. Interest on deposits, which accounted for all of this decrease, decreased primarily due to lower market rates. The yield on interest-bearing deposits for the first nine months of 2004 decreased 19 basis points to 1.50% compared to 1.69% for the first nine months of 2003.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities (on a fully tax-equivalent basis) for the nine-month period ended September 30, 2004, as compared to the same period in 2003 (dollars in thousands):

	Change due to		Total
	Volume	Rate	Change
Interest Income
Federal funds sold	$48	$18	$66
Securities	3,256	(578)	2,678
Loans	(2,056)	(1,988)	(4,044)
Total interest income	1,248	(2,548)	(1,300)
Interest Expense
Interest-bearing deposits	869	(1,890)	(1,021)
Other interest-bearing liabilities	6	(4)	2
Total interest expense	875	(1,894)	(1,019)
Net interest income	$373	$(654)	$(281)

The following table presents an analysis of the Company’s year-to-date average interest-earning assets, demand-noninterest-bearing deposits and interest-bearing liabilities, for the dates indicated (dollars in thousands):

	2004			2003
	September 30	June 30	March 31	December 31	September 30
Federal funds sold	$21,753	$15,329	$25,569	$17,947	$16,701
Securities	535,175	543,088	508,077	441,090	425,772
Loans	1,062,340	1,063,512	1,062,580	1,106,639	1,111,993
Total interest-earning assets	$1,619,268	$1,621,929	$1,596,226	$1,565,676	$1,554,466

Demand-noninterest-bearing deposits	$145,103	$143,373	$142,349	$152,443	$149,088
Interest-bearing deposits	1,411,918	1,410,907	1,385,492	1,343,107	1,334,571
Total deposits	$1,557,021	$1,554,280	$1,527,841	$1,495,550	$1,483,659
Total interest-bearing liabilities	$1,415,132	$1,415,159	$1,386,367	$1,345,571	$1,337,232

Provision for Loan Losses.  The provision for loan losses decreased 90.7% for the first nine months of 2004 compared to the first nine months of 2003. This was primarily due to a $15.6 million decrease in total loans (including a $3.8 million decrease in nonperforming loans) and a decline in the specific reserve allocated to nonperforming loans during the first nine months of 2004. At September 30, 2004 there was $5.9 million of specific reserves allocated for $13.7 million of loans compared to $7.1 million of specific reserves for $22.3 million of loans at December 31, 2003. A more detailed discussion concerning the allowance for loan losses is presented in the “Allowance for Loan Losses and Asset Quality” section of this report.

Noninterest Income.  Total noninterest income decreased 24.0% in the first nine months of 2004 compared to the first nine months of 2003. Service fees on deposit accounts decreased $.4 million, resulting primarily from a decline in service charges associated with the overdraft honors program. Although management believes the income generated from this program may vary from period to period, the program is intended to provide continuing fee income. Net realized gains on securities transactions decreased $4.3 million. This was primarily due to transactions undertaken to reposition the investment portfolio intended to shorten the duration and reduce the interest rate risk of the portfolio. The Company also experienced a decrease in net gain on sales of loans held for sale of $.6 million due to a flat mortgage market as refinancing activity together with new financing activity slowed significantly. During 2004, the Company has elected to hold certain 30-year fixed rate mortgage loans, which is a change from its prior practice of selling these loans into the secondary market. Management anticipates that this change and additional increases in interest rates will have a negative impact on gains on sale of loans held for sale. During the first nine months of 2003, the Company recorded $1.1 million of additional income in connection with a litigation settlement which was not repeated during the 2004 period. Prepaid solutions card income increased $2.2 million as a result of the implementation of new programs and increased usage of the Company’s prepaid solutions card products. Other noninterest income increased $.1 million primarily due to income received from COLI policies, which was partially offset by decreased mortgage loan application fees due to the flat mortgage market.

Noninterest Expense.  Total noninterest expense increased 8.5% in the first nine months of 2004 compared to 2003. Salaries and employee benefits increased $.6 million primarily as a result of normal salary increases and increased medical insurance costs. The number of full-time equivalent employees was 499 at September 30, 2004 and 500 at September 30, 2003. Advertising and promotion expense increased $.1 million primarily due to the Company’s home equity product mailings. Professional fees increased $.2 million primarily due to costs associated with profitability enhancement initiatives implemented during the first nine months of 2004. Prepaid solutions card expense, including expenses relating to the production of cards, postage and processing services, increased $1.4 million during this period. This increase was driven by increases in volume for current programs as well as the implementation of new programs. Other expense increased $.2 million primarily due to increases in Visa® cardholder expense resulting from increased activity from debit cards and costs associated with prepaid solutions cards. This increase was partially offset by a decrease in postage and freight expense.

Income Taxes.  Income tax expense decreased 27.1% for the first nine months of 2004 compared to 2003 primarily due to lower pre-tax income levels. Additionally, the Company experienced higher income levels over the same period a year ago on tax-exempt income on municipal and agency securities and COLI income thereby reducing the effective tax rate. The effective tax rates for the first nine months of 2004 and 2003 were 28.7% and 32.3%, respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Net Income.  The Company’s net income for the third quarter of 2004 decreased 13.5% compared to the third quarter of 2003 primarily due to a decrease in total noninterest income of $2.1 million. Net income was also affected negatively by an increase in total noninterest expense of $.3 million. This decrease to income and increase to expense were partially offset by a decrease to provision for loan losses of $1.3 million and a decrease to income tax expense of $.9 million.

The Company’s net interest margin (on a fully tax-equivalent basis) for the third quarter of 2004 decreased to 3.58% compared to 3.74% for the third quarter of 2003.

Net Interest Income.  Total interest income (on a fully tax-equivalent basis) for the third quarter of 2004 decreased .4% compared to the third quarter of 2003 primarily due to declining balances on the Company’s loan portfolio. Average loans for the period decreased 4.2% and the average yields on the loan portfolio were level. Average balances in securities increased 9.7% during this period primarily due to the investment the Company has made in U.S. government agencies and corporation securities. This was primarily due to transactions undertaken to reposition the investment portfolio intended to shorten the duration and reduce the interest rate risk of the portfolio. Therefore, the Company expects yields on securities exempt from federal income tax to decline in the future. The yield on average interest-earning assets in the third quarter of 2004 decreased 10 basis points to 4.95% compared to 5.05% in the third quarter of 2003.

Total interest expense for the third quarter of 2004 increased 6.4% compared to the third quarter of 2003. Interest on deposits, which accounted for substantially all of this increase, increased primarily due to higher deposit balances, along with higher rates being paid on certificates of deposit. The yield on interest-bearing deposits for the third quarter of 2004 increased 4 basis points to 1.56% compared to 1.52% for the third quarter of 2003.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities (on a fully tax-equivalent basis) for the three-month period ended September 30, 2004, as compared to the same period in 2003 (dollars in thousands):

	Change due to		Total
	Volume	Rate	Change
Interest Income
Federal funds sold	$97	$10	$107
Securities	457	40	497
Loans	(646)	(44)	(690)
Total interest income	(92)	6	(86)
Interest Expense
Interest-bearing deposits	203	140	343
Other interest-bearing liabilities	(14)	4	(10)
Total interest expense	189	144	333
Net interest income	$(281)	$(138)	$(419)

The following table presents an analysis of the Company’s quarterly average interest-earning assets, demand-noninterest-bearing deposits and interest-bearing liabilities, for the dates indicated (dollars in thousands):

	September 30, 2004	September 30, 2003
Federal funds sold	$34,461	$8,834
Securities	519,111	473,007
Loans	1,059,824	1,105,844
Total interest-earning assets	$1,613,396	$1,587,685

Demand-noninterest-bearing deposits	$148,548	$156,432
Interest-bearing deposits	1,414,767	1,363,193
Total deposits	$1,563,315	$1,519,625
Total interest-bearing liabilities	$1,415,926	$1,367,047

Provision for Loan Losses.  The Company did not record a provision for loan losses during the third quarter of 2004 compared to $1.3 million in the third quarter of 2003. A more detailed discussion concerning the allowance for loan losses is presented in the “Allowance for Loan Losses and Asset Quality” section of this report.

Noninterest Income.  Total noninterest income decreased 41.2% in the third quarter of 2004 compared to the third quarter of 2003. Net realized gain on securities transactions decreased $2.5 million to a loss position of $2.1 million. This was primarily due to transactions undertaken to reposition the investment portfolio intended to shorten the duration and reduce the interest rate risk of the portfolio. The Company also experienced a decrease in net gain on sales of loans held for sale of $.1 million due to a flat mortgage market as refinancing activity slowed significantly. During 2004, the Company has elected to hold certain 30-year fixed rate mortgage loans which is a change from its prior practice of selling these loans into the secondary market. Management anticipates that this change and additional increases in interest rates will have a negative impact on gain on sales of loans held for sale. Prepaid solutions card income increased $.5 million as a result of the implementation of new programs and the increased usage of the Company’s prepaid solutions card products. Other noninterest income decreased $.1 million primarily due to the sale of one foreclosed property at a loss.

Noninterest Expense.  Total noninterest expense increased 3.1% in the third quarter of 2004 compared to the third quarter of 2003. Salaries and employee benefits increased $.1 million primarily as a result of normal salary increases.

Prepaid solutions card expense, including expenses relating to the production of cards, postage and processing services, increased $.2 million during this period. This increase was driven by increases in volume for current programs as well as the implementation of new programs. Other expense decreased $.1 million primarily due to decreases in loan expense, partially offset by an increase in Visa® cardholder expense. Occupancy expense increased $.1 million primarily due to higher real estate taxes.

Income Taxes.  Income tax expense decreased 33.2% for the third quarter of 2004 compared to 2003. The Company experienced higher income levels of tax-exempt income on municipal and agency securities and COLI income in 2004 compared to 2003 thereby reducing the effective tax rate. The effective tax rates for the third quarter of 2004 and 2003 were 25.7% and 30.9%, respectively.

RECENT REGULATORY DEVELOPMENTS

On August 20, 2004, Illinois Governor Blagojevich signed legislation that permits state-chartered banks and national banks that are headquartered outside of Illinois to establish de novo branches and to acquire branches in Illinois, provided that the states in which they are headquartered grant reciprocal privileges to banks that are headquartered in Illinois. This legislation will allow state-chartered banks and national banks headquartered in Illinois to establish de novo branches and to acquire branches in states that have similar reciprocity laws. On September 13, 2004, the Illinois Department of Financial and Professional Regulation (the “IDFPR”) published guidance, in the form of Interpretive Letter 2004-1, that lists those states that have similar reciprocity laws. Among the states that the IDFPR has found to have reciprocal laws are Indiana, Michigan and Texas.

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

Listed below are the Company’s projected changes in net interest income over a twelve-month horizon for the various rate shock levels as of the periods indicated (dollars in thousands):

September 30, 2004	Amount	Dollar Change	Percent Change
+200 basis points	$46,146	$(8,341)	(15.3)%
+100 basis points	50,401	(4,086)	(7.5)%
Base	54,487	—	—
-100 basis points	51,827	(2,660)	(4.9)%
-200 basis points	N/A	N/A	N/A

December 31, 2003	Amount	Dollar Change	Percent Change
+200 basis points	$46,400	$(12,002)	(20.6)%
+100 basis points	52,376	(6,026)	(10.3)%
Base	58,402	—	—
-100 basis points	51,988	(6,414)	(11.0)%
-200 basis points	N/A	N/A	N/A

Management does not believe that an analysis assuming a 200 basis point drop in market rates at September 30, 2004 and December 31, 2003 is relevant.

ITEM 4.                 CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2004. Based on that evaluation, the Company’s management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

PART II

ITEM 1.        LEGAL PROCEEDINGS

There are no material pending legal proceedings to which West Suburban or the Bank are a party other than ordinary course, routine litigation incidental to their respective businesses.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Date: November 8, 2004
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