Form 10-K
period 2004-12-31
WEST SUBURBAN BANCORP INC
filed 2005-03-14
CIK 805080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2004

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

The aggregate fair value of voting common stock of Registrant held by non-affiliates as of February 22, 2005 was $189,506,221(1). At December 31, 2004, the total number of shares of Common Stock outstanding was 432,495.

Documents Incorporated by Reference:

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2004 are incorporated by reference into Parts I, II and IV hereof, to the extent indicated herein. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 2005 are incorporated by reference in Part III hereof, to the extent indicated herein.

(1)                      Based on the last independently appraised fair value of the Registrant’s common stock on February 22, 2005, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of common stock of Registrant.

Special Note Concerning Forward-Looking Statements

This document (including information incorporated by reference) contains, and future oral and written statements of the Company and its management, forward-looking statements within the meaning of such term in the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

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

•                                          The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, taxation, insurance and monetary and financial matters.

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

•                                          The ability of the Company to develop and maintain secure and reliable electronic systems including systems developed for the Company’s website or new products such as prepaid solutions cards, payroll cards and other similar products and services.

•                                          The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

•                                          Consumer spending and saving habits which may change in a manner that affects the Company’s business adversely.

•                                          The economic impact of terrorist activities and military actions.

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

The Bank is headquartered in Lombard, Illinois, and, as of December 31, 2004, maintained 33 full-service branches, four limited-service branches and six departments providing insurance, financial and other services for the convenience of the customers of the Bank throughout the western suburbs of Chicago. Due to the nature of the market areas served by the Bank, the Bank provides a wide range of financial services to individuals and small to medium sized businesses. The western suburbs of Chicago have a diversified economy with many corporate headquarters and numerous small to medium sized industrial and non-industrial businesses.

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

The following table sets forth financial and other information concerning the Bank as of and for the year ended December 31, 2004 (dollars in thousands):

Year Formed/Year Affiliated with West Suburban	Number of Locations	Total Assets	Shareholders’ Equity	Net Income
					Return on Average
					Assets	Equity
West Suburban Bank (1962/1988)	37	$1,738,809	$131,310	$23,538	1.36%	17.49%

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

EMPLOYEES

The Company employed 613 persons (497 full-time equivalent employees) on December 31, 2004. The Company believes that its relationship with its employees is good.

SUPERVISION AND REGULATION

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Illinois Department of Financial and Professional Regulation (the “DFPR”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

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

Acquisitions, Activities and Change in Control.  In general, a bank holding company is in the business of controlling and managing banks. The BHCA requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking ... as to be a proper incident thereto.” This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a thrift or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. As of the date of this filing, the Company has neither applied for nor received approval to operate as a financial holding company.

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

The risk-based and leverage standards described above are minimum requirements. Higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2004, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Dividend Payments.  The Company’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As an Illinois corporation, the Company is subject to the Illinois Business Corporation Act, as amended, which prohibits the Company from paying a dividend if, after giving effect to the dividend: (i) the Company would be insolvent; or (ii) the net assets of the Company would be less than zero; or (iii) the net assets of the Company would be less than the maximum amount then payable to shareholders of the Company who would have preferential distribution rights if the Company were liquidated. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation.  The Company’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Bank

General.  The Bank is an Illinois-chartered bank, the deposit accounts of which are insured by the FDIC’s Bank Insurance Fund (“BIF”). As an Illinois-chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFPR, the chartering authority for Illinois banks, and the FDIC, designated by federal law as the primary federal regulator of state-chartered, FDIC-insured banks that, like the Bank, are not members of the Federal Reserve System (“non-member banks”).

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

During the year ended December 31, 2004, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2005, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

FICO Assessments.  Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC’s Savings Association Insurance Fund (“SAIF”) has been used to cover interest payments due on the outstanding obligations of the Financing Corporation (“FICO”). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF’s predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2004, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

Supervisory Assessments.  All Illinois banks are required to pay supervisory assessments to the DFPR to fund the operations of the DFPR. The amount of the assessment is calculated on the basis of an institution’s total assets, including consolidated subsidiaries, as reported to the DFPR. During the year ended December 31, 2004, the Bank paid supervisory assessments to the DFPR totaling $.16 million.

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

As of December 31, 2004: (i) the Bank was not subject to a directive from the FDIC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under FDIC capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by FDIC regulations.

Dividend Payments.  The primary source of funds for the Company is dividends from the Bank. Under the Illinois Banking Act, Illinois-chartered banks generally may not pay dividends in excess of their net profits.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2004. As of December 31, 2004, approximately $9.8 million was available to be paid as dividends by the Bank. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

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

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is permitted only in those states that authorize such expansion.

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

Federal Reserve System.  Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $47.6 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $47.6 million, the reserve requirement is $1.218 million plus 10% of the aggregate amount of total transaction accounts in excess of $47.6 million. The first $7.0 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. As of December 31, 2004, the Bank was in compliance with the foregoing requirements.

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

EXECUTIVE OFFICERS OF WEST SUBURBAN

The names and ages of the executive officers of West Suburban, along with a brief description of the business experience of each person during the past five years, and certain other information is set forth below:

Name (Age) and Position and Offices with West Suburban (year first elected to office)	Principal Occupations and Employment for Past Five Years and Other Information

Kevin J. Acker (55) Chairman and Chief Executive Officer (1993) and Vice President (1986)	Senior Vice President, Marketing of the Bank since 1997

Keith W. Acker (55) Chief Operations Officer (1996)	Director, President and Trust Officer of the Bank since 1986

Duane G. Debs (48) President (1997) and Chief Financial Officer (1993)	Senior Vice President, Trust Officer of the Bank since 1997 and Vice President, Comptroller of the Bank since 1987

Michael P. Brosnahan (55) Vice President (1997)	Senior Vice President, Commercial Lending and Community Reinvestment Act Officer of the Bank since 1989

STATISTICAL DATA

The statistical data required by Exchange Act Industry Guide 3, “Statistical Disclosure By Bank Holding Companies,” has been incorporated by reference from the Company’s 2004 Annual Report to Shareholders (attached as Exhibit 13 hereto) or is set forth below. This data should be read in conjunction with the Company’s 2004 Consolidated Financial Statements and related notes, and the discussion included in Management’s Discussion and Analysis of Financial Condition and Results of Operations as set forth in the Company’s 2004 Annual Report to Shareholders.

Securities

The following table sets forth by category the amortized cost of securities at December 31 (dollars in thousands):

	2004	2003	2002
Available for sale
Corporate	$51,198	$45,831	$63,251
U.S. government agencies and corporations	306,669	323,910	167,075
Mortgage-backed	121,969	38,346	18,228
States and political subdivisions	5,824	33,420	2,842
Preferred stock	1,003	17,239	17,240
Total securities available for sale	486,663	458,746	268,636
Held to maturity
U.S. government agencies and corporations	43,405	13,998	23,012
Mortgage-backed	12,430	1,959	3,115
States and political subdivisions	16,101	13,238	23,750
Total securities held to maturity	71,936	29,195	49,877
Federal Home Loan Bank stock	5,352	5,039	4,668
Total securities	$563,951	$492,980	$323,181

The following table sets forth, by contractual maturity, the amortized cost and weighted average yield of debt securities available for sale at December 31, 2004. Yields on tax-exempt securities represent actual coupon yields, net of premium amortization and discount accretion (dollars in thousands):

	Corporate		U.S. Government Agencies and Corporations		Mortgage-backed		States and Political Subdivisions
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Within 1 year	$6,073	3.54%	$20,027	2.06%	$—	—%	$379	2.84%
After 1 year but within 5 years	28,369	3.85%	253,508	3.18%	5,870	4.48%	1,571	2.82%
After 5 years but within 10 years	15,256	4.15%	33,134	3.86%	44,083	3.60%	2,900	2.85%
After 10 years	1,500	4.01%	—	—%	72,016	3.46%	974	3.03%
Total	$51,198	3.91%	$306,669	3.18%	$121,969	3.56%	$5,824	2.87%

The weighted average yield on preferred stock and Federal Home Loan Bank stock was 5.59% at December 31, 2004.

The following table sets forth, by contractual maturity, the amortized cost and weighted average yield of securities held to maturity at December 31, 2004 (dollars in thousands). Yields on tax-exempt securities represent actual coupon yields, net of premium amortization and discount accretion:

	U.S. Government Agencies and Corporations		Mortgage-backed		States and Political Subdivisions
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Within 1 year	$6,000	2.79%	$—	—%	$1,108	3.58%
After 1 year but within 5 years	37,405	2.87%	—	—%	6,775	4.88%
After 5 years but within 10 years	—	—%	—	—%	3,846	3.98%
After 10 years	—	—%	12,430	4.30%	4,372	4.68%
Total	$43,405	2.86%	$12,430	4.30%	$16,101	4.52%

No securities holdings of a single issuer, other than U.S. government agencies and corporations, exceed 10% of shareholders’ equity of the Company at December 31, 2004. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. Approximately $232.4 million of securities are callable in 2005. Most of these callable securities were issued by U.S. government agencies and corporations.

Loan Portfolio

The following table sets forth the major loan categories at December 31 (dollars in thousands):

	2004	2003	2002	2001	2000
Commercial	$267,799	$270,220	$330,775	$323,036	$276,519
Consumer	7,552	10,040	11,591	10,514	9,101
Indirect automobile	38,651	60,929	90,617	102,183	100,847
Real estate
Residential	146,259	135,776	135,311	152,495	180,089
Commercial	207,978	217,865	212,010	195,800	183,899
Home equity	237,622	205,272	169,020	145,972	133,609
Construction	135,264	171,975	174,001	157,328	129,316
Held for sale	329	989	4,224	5,840	160
Credit card	14,682	14,872	13,732	10,437	12,037
Other	516	697	1,382	2,033	1,962
Total	1,056,652	1,088,635	1,142,663	1,105,638	1,027,539
Allowance for loan losses	(10,527)	(14,420)	(13,847)	(12,262)	(11,399)
Loans, net	$1,046,125	$1,074,215	$1,128,816	$1,093,376	$1,016,140

The following table sets forth the maturity and interest rate sensitivity of selected loan categories at December 31, 2004 (dollars in thousands):

	Remaining Maturity
	One year or less	One to five years	Over five years	Total
Real estate-construction	$133,261	$2,003	$—	$135,264
Other loans	394,344	322,373	204,671	921,388
Total	$527,605	$324,376	$204,671	$1,056,652

Variable rate	$512,091	$194,135	$4,055	$710,281
Fixed rate	15,514	130,241	200,616	346,371
Total	$527,605	$324,376	$204,671	$1,056,652

Nonperforming Loans

The following table sets forth the aggregate amount of nonperforming loans and selected ratios at December 31 (dollars in thousands):

	2004	2003	2002	2001	2000
Loans past due 90 days or more still on accrual	$1,036	$380	$1,789	$11,338	$491
Nonaccrual loans	3,815	15,008	12,021	3,945	1,064
Total nonperforming loans	4,851	15,388	13,810	15,283	1,555
Other real estate	3,156	1,266	40	1,410	1,940
Total nonperforming assets	$8,007	$16,654	$13,850	$16,693	$3,495
Nonperforming loans as a percent of total loans	0.5%	1.4%	1.2%	1.4%	0.2%
Nonperforming assets as a percent of total assets	0.5%	1.0%	0.9%	1.1%	0.2%

The Company’s policy is to discontinue accruing interest on a loan when it becomes 90 days past due or, on an earlier date, if management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of principal or interest is doubtful. In some circumstances a loan that is more than 90 days past due can remain on accrual status if it is fully secured and in process of collection. When a loan has been placed on nonaccrual, interest earned but not collected is charged back to interest income. When payments are received on nonaccrual loans they are first applied to principal, then to interest income and finally to expenses incurred for collection. Interest income received on nonaccrual loans was immaterial for the years presented above. Potential problem loans are loans included on a watch list presented to the board of directors that do not meet the definition of a nonperforming loan.  Our decision to include performing loans on a watch list does not necessarily mean that we expect losses to occur, but we recognize a higher degree of risk associated with these loans. Potential problem loans as of December 31, 2004 were $24.0 million.

Allowance for Loan Losses

The Company maintains an allowance for loan losses at a level management believes is sufficient to absorb credit losses in the loan portfolio. The allowance for loan losses represents the Company’s estimate of probable losses in the loan portfolio at each balance sheet date and is based on the review of available and relevant information. The allowance contains allocations for probable losses that have been identified relating to specific borrowing relationships as well as probable losses for pools of loans. The allowance for loan losses is evaluated monthly by the Company to determine the appropriate level of the allowance. The amount of the allowance for loan losses is determined based on a variety of factors, including assessment of the credit risk of the loans in the loan portfolio, volume of the loans, delinquent loans, evaluation of current economic conditions in the market area, actual charge-offs during the period and historical loss experience. Loan quality is continually monitored by management and reviewed by the loan committee on a monthly basis.

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

Management adjusts the allowance for loan losses by recording a provision for loan losses in an amount sufficient to maintain the allowance at the level determined appropriate. Loans are charged-off when deemed to be uncollectible by management. The Company believes that the allowance for loan losses is adequate to provide for estimated probable credit losses in the loan portfolio.

The following table sets forth the activity in the allowance for loan losses for the years ended and at December 31 (dollars in thousands):

	2004	2003	2002	2001	2000
Allowance for loan losses at beginning of period	$14,420	$13,847	$12,262	$11,399	$10,759
Loan charge-offs
Commercial	3,936	1,408	5,869	1,789	1,132
Consumer	31	19	61	6	50
Indirect automobile	113	186	244	171	101
Real estate
Residential	—	—	—	45	7
Commercial	164	48	341	—	—
Home equity	12	9	—	30	—
Construction	—	—	—	—	—
Credit card	236	195	274	217	208
Other	72	82	12	47	4
Total loan charge-offs	4,564	1,947	6,801	2,305	1,502
Loan recoveries
Commercial	315	227	95	113	520
Consumer	3	12	5	8	14
Indirect automobile	65	73	52	22	6
Real estate
Residential	—	—	3	4	8
Commercial	—	—	—	—	—
Home equity	—	—	—	9	—
Construction	—	—	—	—	—
Credit card	73	56	106	62	94
Other	15	2	—	—	—
Total loan recoveries	471	370	261	218	642
Net loan charge-offs	4,093	1,577	6,540	2,087	860
Provision for loan losses	200	2,150	8,125	2,950	1,500
Allowance for loan losses at end of period	$10,527	$14,420	$13,847	$12,262	$11,399

Allowance for loan losses to total loans	1.00%	1.33%	1.21%	1.11%	1.11%
Net charge-offs to average total loans	0.39%	0.14%	0.59%	0.20%	0.09%

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

Estimated losses for categories of homogeneous loan types are generally made on an aggregate basis (dollars in thousands).

	2004		2003		2002		2001		2000
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Commercial	$6,131	25.3%	$10,491	24.8%	$9,304	29.0%	$5,619	29.2%	$4,339	26.9%
Consumer (1)	163	0.7%	64	1.0%	78	1.1%	60	1.1%	79	1.1%
Indirect automobile	189	3.7%	256	5.6%	380	7.9%	479	9.3%	491	9.8%
Real estate
Residential (2)	366	13.9%	260	12.6%	346	12.2%	491	14.3%	900	17.5%
Commercial	624	19.7%	523	20.0%	615	18.6%	1,880	17.7%	1,808	17.9%
Home equity	856	22.5%	432	18.9%	522	14.8%	526	13.2%	668	13.0%
Construction	1,637	12.8%	1,892	15.8%	1,984	15.2%	2,946	14.2%	2,586	12.6%
Credit card	302	1.4%	326	1.3%	432	1.2%	245	1.0%	324	1.2%
Unallocated	259	—%	176	—%	186	—%	16	—%	204	—%
Total	$10,527	100.0%	$14,420	100.0%	$13,847	100.0%	$12,262	100.0%	$11,399	100.0%

(1)          Consumer loans include consumer and other loans.

(2)          Residential real estate loans include real estate loans - held for sale.

Deposits

The following table sets forth by category average daily deposits and interest rates for the years ended December 31 (dollars in thousands):

	2004		2003		2002
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand-noninterest-bearing	$147,130	—%	$152,443	—%	$144,352	—%
NOW	313,023	0.3%	289,718	0.3%	260,916	0.4%
Money market checking	232,431	1.4%	234,031	1.4%	228,555	1.9%
Savings	447,583	1.2%	414,074	1.3%	337,671	1.8%
Time deposits
Less than $100,000	318,447	3.0%	312,473	3.2%	307,122	4.1%
$100,000 and greater	99,208	3.1%	92,811	3.1%	90,053	3.9%
Total	$1,557,822	1.4%	$1,495,550	1.5%	$1,368,669	2.0%

The following table sets forth by maturity time deposits $100,000 and greater at December 31 (dollars in thousands):

2004
Within 3 months	$17,030
After 3 months but within 6 months	7,994
After 6 months but within 12 months	17,081
After 1 year but within 5 years	58,922
Over 5 years	—
Total	$101,027

Return on Equity and Assets and Other Financial Ratios

The following table sets forth selected financial ratios at and for the years ended December 31:

	2004	2003	2002
Return on average total assets	1.36%	1.55%	1.17%
Return on average shareholders’ equity plus common stock in ESOP subject to contingent repurchase obligation	15.58%	16.94%	12.01%
Cash dividends declared to net income	91.41%	73.45%	100.09%
Average shareholders’ equity plus common stock in ESOP subject to contingent repurchase obligation to average total assets	8.73%	9.16%	9.76%

ITEM 2.                        PROPERTIES

West Suburban and the Bank occupy a total of approximately 259,200 square feet in 33 full-service branches, four limited-service branches and six departments providing insurance, financial and other services. West Suburban’s principal office is located in approximately 32,500 square feet of office space at 711 South Meyers Road, Lombard, Illinois. As indicated below, the Bank also operates its principal office as a branch. Travel With West Suburban, West Suburban Bank Land Trust, West Suburban Financial Services and West Suburban Insurance Services, Inc. are located at 711 South Meyers Road. West Suburban Bank VISA is located at 701 South Meyers Road. The Prepaid Solutions Group is located at 17W754 22nd Street.

The following table sets forth certain information concerning the branches of the Bank as of December 31, 2004:

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

ITEM 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

West Suburban’s authorized and outstanding equity securities consist of common stock, no par value.

West Suburban hereby incorporates by reference the information called for by Item 5 of this Form 10-K from the section entitled “Common Stock, Book Value and Dividends” on page 4 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2004 (attached as Exhibit 13 hereto).

West Suburban’s common stock is not traded on any national or regional exchange. While there is no established trading market for West Suburban’s common stock, West Suburban is aware that from time to time limited or infrequent quotations are made with respect to West Suburban’s common stock and that there occurs limited trading in West Suburban’s common stock resulting from private transactions not involving brokers or dealers. Transactions in West Suburban’s common stock have been infrequent. As of February 22, 2005, West Suburban had 432,495 shares of common stock outstanding held by 1,114 shareholders of record. Management is aware of 21 transactions during 2004 involving the sale, in the aggregate, of 1,272 shares of West Suburban’s common stock. The average sale price in such transactions was $624.27 per share.

ITEM 6.                        SELECTED FINANCIAL DATA

West Suburban hereby incorporates by reference the information called for by Item 6 of this Form 10-K from the section entitled “Selected Financial Data” on page 30 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2004 (attached as Exhibit 13 hereto).

ITEM 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

West Suburban hereby incorporates by reference the information called for by Item 7 of this Form 10-K from the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 32 through 40 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2004 (attached as Exhibit 13 hereto).

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

West Suburban hereby incorporates by reference the information called for by Item 7A of this Form 10-K from the Interest Rate Sensitivity section included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 32 through 40 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2004 (attached as Exhibit 13 hereto).

ITEM 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

West Suburban hereby incorporates by reference the information called for by Item 8 of this Form 10-K from the Consolidated Financial Statements on pages 6 through 26 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2004 (attached as Exhibit 13 hereto).

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.              CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2004. Based on that evaluation, the Company’s management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal control over financial reporting that has affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

West Suburban’s management report on internal control over financial reporting is set forth in, and West Suburban hereby incorporates by reference, the section entitled “Report by Management on Internal Control over Financial Reporting” on page 27 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2004 (attached as Exhibit 13 hereto).

ITEM 9B.              OTHER INFORMATION

None.

PART III

ITEM 10.                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In addition, and as a supplement to the information provided under the caption “Executive Officers of West Suburban” in Part I of this Form 10-K, West Suburban hereby incorporates by reference the information called for by Item 10 of this Form 10-K regarding directors of West Suburban from the section entitled “Election of Directors” of West Suburban’s 2005 Proxy Statement.

Section 16(a) of the Exchange Act requires that the Company’s executive officers and directors and persons who own more than 10% of the Company’s Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the exchange on which West Suburban’s shares of Common Stock are traded. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company’s review of the copies and forms furnished to the Company and, if appropriate, representations made to the Company by any such reporting person concerning whether a Form 5 was required to be filed for the 2004 fiscal year, the Company is not aware that any of its directors and executive officers or 10% shareholders failed to comply with the filing requirements of Section 16(a) during 2004.

West Suburban presently intends to adopt a code of ethics that applies to West Suburban’s principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. Upon adoption, a copy of West Suburban’s code of ethics will be available in the Shareholder Information section of West Suburban’s website, www.westsuburbanbank.com.

ITEM 11.                 EXECUTIVE COMPENSATION

West Suburban hereby incorporates by reference the information called for by Item 11 of this Form 10-K from the section entitled “Executive Compensation” of West Suburban’s 2005 Proxy Statement; provided, however, Report of the Board of Directors on Executive Compensation is specifically not incorporated into this Form 10-K.

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

West Suburban hereby incorporates by reference the information called for by Item 12 of this Form 10-K from the sections entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” of West Suburban’s 2005 Proxy Statement.

ITEM 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

West Suburban hereby incorporates by reference the information called for by Item 13 of this Form 10-K from the section entitled “Transactions with Directors, Officers and Associates” of West Suburban’s 2005 Proxy Statement.

ITEM 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES

West Suburban hereby incorporates by reference the information called for by Item 14 of this Form 10-K from the section entitled “Accounting Fees and Services” of West Suburban’s 2005 Proxy Statement.

PART IV

ITEM 15.                 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item (a)(1) and (2). Financial Statements

WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

The following audited Consolidated Financial Statements of West Suburban and its subsidiaries and related notes and report of independent registered public accounting firm are incorporated by reference from West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2004 (attached as Exhibit 13 hereto).

The following Condensed Financial Information-Parent Only is incorporated by reference from Note 13 to West Suburban’s audited Consolidated Financial Statements as set forth in West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2004 (attached as Exhibit 13 hereto).

Annual Report Page No.
Condensed Balance Sheets – December 31, 2004 and 2003	24

Condensed Statements of Income – Years Ended December 31, 2004, 2003 and 2002	24

Condensed Statements of Cash Flows – Years Ended December 31, 2004, 2003 and 2002	25

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

WEST SUBURBAN BANCORP, INC.
(Registrant)

		By	/s/ Duane G. Debs
Duane G. Debs
President and Chief Financial Officer

Date:	March 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of March, 2005.

SIGNATURE		TITLE

/s/ Kevin J. Acker	3/14/2005	Chairman, Chief Executive Officer and
Kevin J. Acker	Date	Director

/s/ Duane G. Debs	3/14/2005	President, Chief Financial Officer
Duane G. Debs	Date	and Director

/s/ David S. Bell	3/14/2005	Director
David S. Bell	Date

/s/ Peggy P. LoCicero	3/14/2005	Director
Peggy P. LoCicero	Date

/s/ Charles P. Howard	3/14/2005	Director
Charles P. Howard	Date

The foregoing includes all of the Board of Directors of West Suburban.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of West Suburban filed March 14, 1986 – Incorporated by reference from Exhibit 3.1 of Form 10-K of West Suburban dated March 21, 2003, under Commission File No. 0-17609.

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

3.6	Amended and Restated By-laws of West Suburban – Incorporated by reference from Exhibit 3.3 of Form 10-K of West Suburban dated March 21, 2003, under Commission File No. 0-17609.

4.1	Specimen of Common Stock certificate – Incorporated by reference from Exhibit 4.1 of Form 10-K of West Suburban dated March 29, 1999, Commission File No. 0-17609.

10.1

Form of Amended Deferred Compensation Agreement between West Suburban and Messrs. Kevin J. Acker, Keith W. Acker, Duane G. Debs, Michael P. Brosnahan, James T. Chippas and Daniel P. Grotto - Incorporated by reference from Exhibit 10.5 of Form 10-Q of West Suburban dated August 14, 1997, Commission File No. 0-17609.

10.2

Restated Employment Agreement dated March 8, 2004 between West Suburban and Mr. Kevin J. Acker - Incorporated by reference from Exhibit 10.2 of Form 10-K of West Suburban dated March 15, 2004, Commission File No. 0-17609.

10.3

Restated Employment Agreement dated March 8, 2004 between West Suburban and Mr. Keith W. Acker - Incorporated by reference from Exhibit 10.3 of Form 10-K of West Suburban dated March 15, 2004, Commission File No. 0-17609.

10.4

Restated Employment Agreement dated March 8, 2004 between West Suburban and Mr. Duane G. Debs - Incorporated by reference from Exhibit 10.4 of Form 10-K of West Suburban dated March 15, 2004, Commission File No. 0-17609.

10.5

Restated Employment Agreement dated March 8, 2004 between West Suburban and Mr. Michael P. Brosnahan - Incorporated by reference from Exhibit 10.5 of Form 10-K of West Suburban dated March 15, 2004, Commission File No. 0-17609.

10.6

Restated Employment Agreement dated March 8, 2004 between West Suburban and Mr. James T. Chippas - Incorporated by reference from Exhibit 10.6 of Form 10-K of West Suburban dated March 15, 2004, Commission File No. 0-17609.

10.7

Restated Employment Agreement dated March 8, 2004 between West Suburban and Mr. Daniel P. Grotto - Incorporated by reference from Exhibit 10.7 of Form 10-K of West Suburban dated March 15, 2004, Commission File No. 0-17609.

13	Annual Report to Shareholders of West Suburban for fiscal year ended December 31, 2004

21	Subsidiaries of Registrant

Exhibit Number	Description

31.1	Certification of Kevin J. Acker, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Duane G. Debs, President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule15d-14(a).

32.1	Certification of Kevin J. Acker, Chairman and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Duane G. Debs, President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.