Form 10-Q
period 2005-03-31
WEST SUBURBAN BANCORP INC
filed 2005-05-09
CIK 805080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2005

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

15,000,000 shares of Common Stock, no par value, were authorized, and 432,495 shares of Common Stock were issued and outstanding, as of May 9, 2005.

WEST SUBURBAN BANCORP, INC.

Form 10-Q Quarterly Report

Special Note Concerning Forward-Looking Statements

This document (including information incorporated by reference) contains, and future oral and written statements of West Suburban Bancorp, Inc. (“West Suburban”) and West Suburban Bank (the “Bank” and collectively with West Suburban and its other direct and indirect subsidiaries, the “Company”) and its management, forward-looking statements within the meaning of such term in the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

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

•                                          The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, taxation, insurance and monetary and financial matters, as well as any laws and regulations otherwise affecting the Company, including laws and regulations intended to enhance national security.

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

•                                          The ability of the Company, and certain of its vendors, to develop and maintain secure and reliable electronic systems including systems developed for the Company’s website or new products such as prepaid solutions cards, payroll cards and other similar products and services.

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

PART I

ITEM 1.   FINANCIAL STATEMENTS

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(UNAUDITED)

	March 31, 2005	December 31, 2004
Assets
Cash and due from banks	$35,823	$40,402
Federal funds sold	24,430	10,998
Total cash and cash equivalents	60,253	51,400
Securities
Available for sale (amortized cost of $514,922 in 2005 and $486,663 in 2004)	502,997	481,595
Held to maturity (fair value of $70,215 in 2005 and $71,690 in 2004)	70,801	71,936
Federal Home Loan Bank Stock	5,425	5,352
Total securities	579,223	558,883
Loans, less allowance for loan losses of $10,466 in 2005 and $10,527 in 2004	1,031,347	1,046,125
Cash surrender value of bank-owned life insurance	30,700	30,296
Premises and equipment, net	40,113	40,641
Other real estate	466	3,156
Accrued interest and other assets	19,841	17,548
Total assets	$1,761,943	$1,748,049

Liabilities and shareholders’ equity
Deposits
Demand-noninterest-bearing	$138,153	$153,081
Interest-bearing	1,443,187	1,416,661
Total deposits	1,581,340	1,569,742
Prepaid solutions cards	13,887	11,646
Accrued interest and other liabilities	18,920	16,207

Common stock in ESOP subject to contingent repurchase obligation	52,476	53,959

Shareholders’ equity
Common stock, no par value; 15,000,000 shares authorized; 432,495 shares issued and outstanding	3,457	3,457
Surplus	38,066	38,066
Retained earnings	113,458	111,985
Accumulated other comprehensive loss	(7,185)	(3,054)
Amount reclassified on ESOP shares	(52,476)	(53,959)
Total shareholders’ equity	95,320	96,495
Total liabilities and shareholders’ equity	$1,761,943	$1,748,049

See accompanying notes to consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Dollars in thousands, except per share data)

(UNAUDITED)

	2005	2004
Interest income
Loans, including fees	$15,470	$14,662
Securities
Taxable	4,595	4,331
Exempt from federal income tax	226	456
Federal funds sold	156	62
Total interest income	20,447	19,511

Interest expense
Deposits	6,487	5,018
Other	7	3
Total interest expense	6,494	5,021
Net interest income	13,953	14,490
Provision for loan losses	—	—
Net interest income after provision for loan losses	13,953	14,490

Noninterest income
Service fees on deposit accounts	1,728	1,807
Debit card fees	445	400
Net realized gain (loss) on securities transactions	6	(14)
Net gain on sales of loans held for sale	17	79
Prepaid solutions cards	1,992	1,353
Bank-owned life insurance	264	118
Other	1,331	995
Total noninterest income	5,783	4,738

Noninterest expense
Salaries and employee benefits	5,793	5,517
Occupancy	1,035	1,015
Furniture and equipment	1,206	1,182
Advertising and promotion	417	352
Professional fees	355	304
Prepaid solutions cards	1,374	1,043
Other	1,129	1,334
Total noninterest expense	11,309	10,747

Income before income taxes	8,427	8,481
Income tax expense	2,629	2,723
Net income	$5,798	$5,758

Earnings per share	$13.41	$13.36
Average shares outstanding	432,495	430,992

See accompanying notes to consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Dollars in thousands, except per share data)

(UNAUDITED)

	Common Stock and Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Unearned ESOP Shares	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity	Common Stock in ESOP Subject to Contingent Repurchase Obligation
Balance, January 1, 2004	$41,523	$109,952	$(363)	$(1,200)	$(51,371)	$98,541	$51,371

Comprehensive income
Net income	—	5,758	—	—	—	5,758	—
Change in unrealized (loss) gain on available for sale securities, net of reclassification and tax effects	—	—	2,720	—	—	2,720	—
Total comprehensive income						8,478
Cash dividends declared - $10.00 per share	—	(4,325)	—	—	—	(4,325)	—
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	(387)	(387)	387
ESOP shares committed to be released	—	—	—	500	—	500	—
Balance, March 31, 2004	$41,523	$111,385	$2,357	$(700)	$(51,758)	$102,807	$51,758

	Common Stock and Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity	Common Stock in ESOP Subject to Contingent Repurchase Obligation
Balance, January 1, 2005	$41,523	$111,985	$(3,054)	$—	$(53,959)	$96,495	$53,959

Comprehensive income
Net income	—	5,798	—	—	—	5,798	—
Change in unrealized loss on available for sale securities, net of reclassification and tax effects	—	—	(4,131)	—	—	(4,131)	—
Total comprehensive income						1,667
Cash dividends declared - $10.00 per share	—	(4,325)	—	—	—	(4,325)	—
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	1,483	1,483	(1,483)
Balance, March 31, 2005	$41,523	$113,458	$(7,185)	$—	$(52,476)	$95,320	$52,476

See accompanying notes to consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Dollars in thousands)

(UNAUDITED)

	2005	2004
Cash flows from operating activities
Net income	$5,798	$5,758
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	868	959
Provision for loan losses	—	—
Deferred income tax expense	1,433	38
Net premium amortization of securities	348	574
Net realized loss (gain) loss on securities transactions	(6)	14
Amortization of deferred loan fees	314	386
Federal Home Loan Bank stock dividends	(73)	(81)
Increase in cash surrender value of bank-owned life insurance	(404)	(637)
Net gain on sales of loans held for sale	(17)	(79)
Sales of loans held for sale	1,113	6,049
Origination of loans held for sale	(1,037)	(5,850)
Net gain on sales of other real estate	(149)	(13)
ESOP compensation expense	—	500
Increase in accrued interest and other assets	(1,001)	(2,031)
Increase in accrued interest and other liabilities	2,713	4,036
Net cash provided by operating activities	9,900	9,623
Cash flows from investing activities
Securities available for sale
Sales	879	14,682
Maturities and calls	7,745	67,755
Purchases	(37,224)	(155,697)
Securities held to maturity
Maturities and calls	1,135	2,350
Purchases	—	(3,013)
Net decrease in loans	13,985	14,499
Investment in bank-owned life insurance policies	—	(10,000)
Purchases of premises and equipment	(340)	(229)
Sales of other real estate	3,259	264
Net cash used in investing activities	(10,561)	(69,389)
Cash flows from financing activities
Net increase in deposits	11,598	32,746
Increase in prepaid solutions cards	2,241	1,517
Dividends paid	(4,325)	(4,325)
Net cash provided by financing activities	9,514	29,938
Net increase (decrease) in cash and cash equivalents	8,853	(29,828)
Beginning cash and cash equivalents	51,400	69,344
Ending cash and cash equivalents	$60,253	$39,516

Supplemental disclosures
Cash paid for Interest	$5,968	$4,508
Other real estate acquired through loan foreclosure	420	2,447

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

Note 2 - Securities

Securities with unrealized losses for the periods ended March 31, 2005 and December 31, 2004 not recognized in income are presented below by the length of time the securities have been in a continuous unrealized loss position:

	March 31, 2005
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Corporate	$46,259	$1,373	$—	$—	$46,259	$1,373
U.S. government agencies and corporations	305,762	6,586	34,171	1,650	339,933	8,236
Mortgage-backed	138,532	2,329	17,126	863	155,658	3,192
States and political subdivisions	5,621	114	2,980	96	8,601	210
Preferred stock	—	—	842	160	842	160
Total temporarily impaired	$496,174	$10,402	$55,119	$2,769	$551,293	$13,171

	December 31, 2004
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Corporate	$39,671	$594	$—	$—	$39,671	$594
U.S. government agencies and corporations	291,506	2,573	32,199	790	323,705	3,363
Mortgage-backed	108,449	1,045	17,497	666	125,946	1,711
States and political subdivisions	9,563	183	7,730	7	17,293	190
Preferred stock	—	—	760	243	760	243
Total temporarily impaired	$449,189	$4,395	$58,186	$1,706	$507,375	$6,101

Unrealized losses on debt securities have not been recognized as management has the intent and ability to hold the securities until the maturity date of the securities and no concerns exist with the respect to the ability of the issuer to satisfy its obligations at maturity. Management believes that the fair value of these debt securities with unrealized losses will recover as the securities approach their maturity date and/or repricing date. At March 31, 2005, preferred stock with an amortized cost of $1.0 million had unrealized losses for a continuous period of twelve months or more and the amount of the unrealized losses as of that date was $.2 million. The Company has determined this unrealized loss to be temporary as management expects the security to recover its original costs as interest rates increase and the Company has both the intent and ability to hold the investment until such recovery occurs. The preferred stock is issued by the Federal Home Loan Mortgage Corporation. Management does not believe any individual unrealized loss as of March 31, 2005 represents anything other than temporary impairment.

Note 3 - Financial Instruments with Off-Balance Sheet Risk

Unused lines of credit and other commitments to extend credit not reflected in the financial statements are as follows:

	March 31, 2005			December 31, 2004
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commercial loans and lines of credit	$1,387	$184,909	$186,296	$956	$168,157	$169,113
Check credit lines of credit	1,238	—	1,238	1,262	—	1,262
Mortgage loans	5,385	3,212	8,597	5,170	1,750	6,920
Home equity lines of credit	—	176,447	176,447	—	170,301	170,301
Letters of credit	—	31,460	31,460	—	31,973	31,973
Credit card lines of credit	—	73,973	73,973	—	76,003	76,003
Total	$8,010	$470,001	$478,011	$7,388	$448,184	$455,572

Fixed rate commercial loan commitments at March 31, 2005 generally had interest rates ranging from 4.75% to 9.00% with terms ranging from 1 to 5 years. Fixed rate mortgage loan commitments at March 31, 2005 generally had interest rates ranging from 5.375% to 6.125% with terms ranging from 10 to 30 years. Fixed rate check credit lines of credit had interest rates of 18.00% at March 31, 2005.

Note 4 - Common Stock in ESOP Subject to Contingent Repurchase Obligation

At March 31, 2005 and December 31, 2004, the ESOP held 83,295 and 83,270 shares of West Suburban common stock, respectively. Upon termination of their employment, participants who elect to receive their benefit distributions in the form of West Suburban common stock may require the Company to purchase the common stock distributed at fair value during two 60-day periods. The first purchase period begins on the date the benefit is distributed and the second purchase period begins on the first anniversary of the distribution date. This contingent repurchase obligation is reflected in the Company’s financial statements as “Common stock in ESOP subject to contingent repurchase obligation” and reduces shareholders’ equity by an amount that represents the independently appraised fair value of all West Suburban common stock held by the ESOP and allocated to participants, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares. At March 31, 2005 and December 31, 2004, this contingent repurchase obligation reduced shareholders’ equity by $52,476 and $53,959, respectively. The Company believes that the ESOP will continue to have a sufficient amount of cash to distribute benefit payments to former employees and that the exercise of the right of former employees to cause the Company to purchase West Suburban common stock is unlikely.

Note 5 - New Accounting Pronouncements

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

In December 2004, FASB issued Statement 123 (revised), “Share-based Payment” which requires companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first quarter or year beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. Because the Company does not currently offer stock options, management does not anticipate that Statement 123 will have an impact on the Company’s financial condition or results of operations.

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

Allowance for Loan Losses. The Company maintains an allowance for loan losses at a level management believes is sufficient to absorb credit losses in the loan portfolio. The allowance for loan losses represents the Company’s estimate of losses in the loan portfolio at each balance sheet date and is based on the review of available and relevant information. The allowance contains allocations for losses that have been identified relating to specific borrowing relationships as well as losses for pools of loans. The allowance for loan losses is evaluated monthly by the Company to determine the appropriate level of the allowance. The amount of the allowance for loan losses is determined based on a variety of factors, including assessment of the credit risk of the loans in the loan portfolio, volume of the loans, delinquent loans, evaluation of current economic conditions in the market area, actual charge-offs during the period and historical loss experience. Loan quality is continually monitored by management and reviewed by the loan committee on a monthly basis.

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

Management adjusts the allowance for loan losses by recording a provision for loan losses in an amount sufficient to maintain the allowance at the level determined appropriate. Loans are charged-off when deemed to be uncollectible by management. The Company believes that the allowance for loan losses is adequate to provide for estimated credit losses in the loan portfolio.

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

The following table presents the Company’s significant fixed and determinable contractual obligations and significant commitments by payment date as of March 31, 2005 (dollars in thousands). The payment amounts represent those amounts contractually due to the recipient and do not include any carrying value adjustments.

	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
Deposits without a stated maturity	$1,143,489	$—	$—	$—	$1,143,489
Time deposits	179,942	167,526	90,383	—	437,851
Operating leases	142	193	111	270	716
Prepaid solutions cards	13,887	—	—	—	13,887
Commitments to extend credit
Fixed Rate					8,010
Variable Rate					470,001

Balance Sheet Analysis

Asset Distribution.  Total consolidated assets at March 31, 2005 increased .8% from December 31, 2004. An increase in investment securities available for sale was the largest component of the increase in total consolidated assets and was partially offset by a decrease in loans. Asset growth was funded primarily by higher levels of deposits. Additionally, total year-to-date average assets at March 31, 2005 increased 2.3% from March 31, 2004.

Cash and cash equivalents at March 31, 2005 increased 17.2% from December 31, 2004 due to increases in federal funds sold balances. The higher balances are likely to be temporary as it is generally the Company’s practice to redeploy its cash and cash equivalents into higher earning assets, including loans and investment securities.

The Company’s securities portfolio increased 3.6% during the first three months of 2005. This increase was primarily due to an increase in the available for sale securities portfolio of 4.4%. The Company has continued to make significant investments in mortgage backed securities during the first three months of 2005. Investing in mortgage backed securities and classifying the majority of new purchases as available for sale increases the Company’s liquidity, and is an important element in the Company’s liquidity management in the current rising interest rate environment. Also, the Company considers monthly paydowns on mortgage-backed securities as a consistent source of cash flows. This practice also allows the Company to better manage its liquidity risk and obtain a higher yield over the entire interest rate cycle compared to other investments such as federal funds sold.

During the first three months of 2005, the Company’s accumulated other comprehensive loss increased $4.1 million due to a change in unrealized losses on securities available for sale, net of reclassification and tax effects. Unrealized losses on securities available for sale increased due to the increase in market interest rates. The Company will continue to monitor its level of available for sale and held to maturity securities and will classify new securities in the appropriate category at the time of purchase. Factors reviewed during the classification process include the current interest rate and economic environments as well as liquidity considerations.

The carrying values of the Company’s major categories of securities are summarized in the following table (dollars in thousands):

	March 31, 2005	December 31, 2004	Dollar Change	Percent Change
Securities available for sale
Corporate	$50,317	$50,931	$(614)	(1.2)%
U.S. government agencies and corporations	294,791	303,489	(8,698)	(2.9)%
Mortgage-backed	152,219	120,649	31,570	26.2%
States and political subdivisions	4,828	5,766	(938)	(16.3)%
Preferred stock	842	760	82	10.8%
Total securities available for sale	502,997	481,595	21,402	4.4%

Securities held to maturity
U.S. government agencies and corporations	43,378	43,405	(27)	(0.1)%
Mortgage-backed	11,849	12,430	(581)	(4.7)%
States and political subdivisions	15,574	16,101	(527)	(3.3)%
Total securities held to maturity	70,801	71,936	(1,135)	(1.6)%
Federal Home Loan Bank Stock	5,425	5,352	73	1.4%
Total securities	$579,223	$558,883	$20,340	3.6%

Total loans outstanding at March 31, 2005 decreased 1.4% from December 31, 2004 primarily due to decreased balances in the commercial real estate, home equity and indirect automobile loan portfolios. The Company has begun a new marketing effort intended to attract new commercial and commercial real estate customers. The Company also intends to continue aggressively marketing its home equity products. The Company anticipates that it will continue to experience decreases in the indirect automobile loan portfolio primarily due to prepayments and scheduled repayments, as well as the effect of promotional programs offered by new automobile dealers. Balances in the Company’s categories of loans are summarized in the following table (dollars in thousands):

	March 31, 2005	December 31, 2004	Dollar Change	Percent Change
Commercial	$266,103	$267,799	$(1,696)	(0.6)%
Consumer	7,567	7,552	15	0.2%
Indirect automobile	35,013	38,651	(3,638)	(9.4)%
Real estate
Residential	150,033	146,259	3,774	2.6%
Commercial	201,330	207,978	(6,648)	(3.2)%
Home equity	232,419	237,622	(5,203)	(2.2)%
Construction	135,599	135,264	335	0.2%
Held for sale	271	329	(58)	(17.6)%
Credit card	13,064	14,682	(1,618)	(11.0)%
Other	414	516	(102)	(19.8)%
Total	1,041,813	1,056,652	(14,839)	(1.4)%
Allowance for loan losses	(10,466)	(10,527)	61	(0.6)%
Loans, net	$1,031,347	$1,046,125	$(14,778)	(1.4)%

Allowance for Loan Losses and Asset Quality.  The Company’s allowance for loan losses as a percent of nonperforming loans increased to 338% at March 31, 2005 from 217% at December 31, 2004 and the ratio of nonperforming loans to total loans decreased to .30% at March 31, 2005 from .46% at December 31, 2004. The ratio of nonperforming assets to total assets decreased to .20% at March 31, 2005 from .46% at December 31, 2004.

The Company’s loans 90 days or more past due decreased $.4 million primarily due to the payoff of two residential real estate loans with an aggregate principle balance of $.1 million and a loan having a principle balance of $.2 million being transferred to other real estate owned during the first three months of 2005.

Non-accrual loans decreased $1.3 million during the first three months of 2005. This decrease was primarily due to one loan relationship which had a principal reduction and partial charge-off in the aggregate amount of $1.2 million.

The ratio of the allowance for loan losses to total loans outstanding was 1.00% at March 31, 2005 and December 31, 2004.  The following table presents an analysis of the Company’s nonperforming loans and other real estate as of the dates indicated (dollars in thousands):

	March 31, 2005	December 31, 2004
Loans past due 90 days or more still on accrual	$611	$1,036
Nonaccrual loans	2,481	3,815
Total nonperforming loans	$3,092	$4,851
Nonperforming loans as a percent of total loans	0.30%	0.46%
Allowance for loan losses as a percent of nonperforming loans	338%	217%
Other real estate	$466	$3,156
Nonperforming assets as a percent of total assets	0.20%	0.46%

The following table presents an analysis of the Company’s provision for loan losses for the periods stated (dollars in thousands):

	2005	2004
	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Provision - quarter	$—	$—	$—	$200	$—
Provision - year to date	—	200	200	200	—
Net charge-offs - quarter	61	2,659	76	600	758
Net charge-offs - year to date	61	4,093	1,434	1,358	758
Allowance at period end	10,466	10,527	13,186	13,262	13,662
Allowance at period end to total loans	1.00%	1.00%	1.23%	1.23%	1.28%

Bank-owned Life Insurance.  The cash surrender value of bank-owned life insurance increased to $30.7 million at March 31, 2005 from $30.3 million at December 31, 2004. The Company acquires life insurance in connection with its strategy to fund and manage its obligations under certain employee benefit plans.

Other Real Estate.  During the first three months of 2005, the Company acquired properties with an aggregate carrying value of $.4 million and sold properties with an aggregate carrying value of $3.1 million representing a decrease as of March 31, 2005 of $2.7 million. The Company recorded a gain of $.1 million on sales of other real estate.

Deposits.  Total deposits at March 31, 2005 increased .7% from December 31, 2004. The increases in total deposits primarily resulted from increases in savings and time deposits. The Company has raised rates in order to maintain its core deposit base. Additionally, the Company believes time deposits will continue to increase due to promotional efforts. In general, management promotes its deposit products when appropriate and prices its products in a manner intended to maintain the Company’s net interest margin at an adequate level.

Balances in the Company’s major categories of deposits are summarized in the following table (dollars in thousands):

	March 31, 2005	December 31, 2004	Dollar Change	Percent Change
Demand-noninterest-bearing	$138,153	$153,081	$(14,928)	(9.8)%
NOW	327,214	323,979	3,235	1.0%
Money market checking	220,645	222,215	(1,570)	(0.7)%
Savings	457,477	447,256	10,221	2.3%
Time deposits
Less than $100,000	329,159	322,184	6,975	2.2%
$ 100,000 and greater	108,692	101,027	7,665	7.6%
Total	$1,581,340	$1,569,742	$11,598	0.7%

During the first three months of 2005, average balances in demand-noninterest-bearing deposits increased $.5 million from the same 2004 period. Average balances in interest-bearing deposits increased $42.5 million from the same 2004 period.

Prepaid Solutions Cards.  Prepaid solutions cards at March 31, 2005 increased 19.2% from December 31, 2004. This increase was primarily due to an increase in the number of prepaid solutions cards outstanding. The Company will continue to attempt to increase volume by entering into additional programs with new and existing customers.

CAPITAL RESOURCES

Shareholders’ equity at March 31, 2005 decreased 1.2% from December 31, 2004 as a result of $5.8 million of net income, reduced by dividends declared of $4.3 million, a decrease in the fair value of securities available for sale of $4.1 million, net of deferred taxes, and a decrease of $1.5 million in common stock in ESOP subject to contingent repurchase obligation.

All capital ratios are in excess of the regulatory capital requirement which call for a minimum total risk-based capital ratio of 8% for each of the Company and the Bank, a minimum Tier 1 risk-based capital ratio of 4% for each of the Company and the Bank, and a minimum leverage ratio (3% for the most highly rated banks and bank holding companies that do not expect significant growth; all other institutions are required to maintain a minimum leverage capital ratio of 4% and 5% depending on their particular circumstance and risk and growth profiles) for each of the Company and the Bank. Bank holding companies and their subsidiaries are generally expected to operate at or above the minimum capital requirements. All capital ratios are in excess of regulatory minimums and should allow the Company and the Bank to operate without significant capital adequacy concerns. In addition, the Bank has also formed a new subsidiary that participates in the Banks real estate lending business and is intended to qualify as a real estate investment trust. This new subsidiary is also intended to facilitate capital raising efforts, if such efforts become necessary, by enabling the Bank to access the capital markets through the new subsidiary.

Management has been advised that as of March 31, 2005 and December 31, 2004, the Bank qualified as a “well-capitalized” institution as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991, as amended. On a consolidated basis, the Company also exceeded regulatory capital requirements. In accordance with applicable regulations, neither the accumulated other comprehensive loss nor the amount reclassified on ESOP shares, is included in the calculation of Tier 1 capital.

The following table sets forth the actual and minimum capital ratios of the Company and the Bank as of the dates indicated (dollars in thousands):

	Actual		Minumum To Be Well Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
As of March 31, 2005
Total capital (to risk weighted assets)
Company	$164,638	12.3%	$133,363	10.0%	$31,275
Bank	145,073	10.9%	132,939	10.0%	12,134
Tier 1 capital (to risk weighted assets)
Company	154,172	11.6%	80,018	6.0%	74,154
Bank	134,607	10.1%	79,763	6.0%	54,844
Tier 1 capital (to average assets)
Company	154,172	8.8%	87,641	5.0%	66,531
Bank	134,607	7.7%	87,219	5.0%	47,388

As of December 31, 2004
Total capital (to risk weighted assets)
Company	$163,176	12.1%	$135,304	10.0%	$27,872
Bank	144,708	10.7%	134,838	10.0%	9,870
Tier 1 capital (to risk weighted assets)
Company	152,649	11.3%	81,182	6.0%	71,467
Bank	134,181	10.0%	80,903	6.0%	53,278
Tier 1 capital (to average assets)
Company	152,649	8.8%	87,090	5.0%	65,559
Bank	134,181	7.7%	86,713	5.0%	47,468

LIQUIDITY

Effective liquidity management ensures there is sufficient cash flow to satisfy demand for credit and deposit withdrawals and to take advantage of earnings enhancement opportunities. A large, stable core deposit base and a strong capital position are the solid foundation for the Company’s liquidity position. Liquidity is enhanced by a securities portfolio structured to provide liquidity as needed. The Company also maintains relationships with correspondent banks to purchase federal funds subject to underwriting and collateral requirements. Additionally, subject to credit underwriting, collateral, capital stock, and other requirements of the Federal Home Loan Bank of Chicago (“FHLB”), the Company is able to borrow from the FHLB on a “same day” basis. As of March 31, 2005, the Company could have borrowed up to approximately $108.5 million from the FHLB secured by certain of its real estate loans and securities. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity and maturity schedules of earning assets and liabilities.

Generally, the Company uses cash and cash equivalents and securities available for sale to meet its liquidity needs. As of March 31, 2005 and December 31, 2004, these liquid assets represented 32.0% and 30.5% of total assets, respectively. During the first three months of 2005, the Company’s cash and cash equivalents increased $8.9 million. Net cash provided by operating activities was $9.9 million, while net cash used in investing activities was $10.5 million. Net cash flows provided by financing activities were $9.5 million, resulting primarily from deposit growth. Management expects operations and financing activities to be a continuing source of cash flow in the future.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Net Income.  The Company’s net income for the first three months of 2005 increased .7% compared to the first three months of 2004. Net income was positively affected by an increase in total noninterest income of $1.0 million.  Net income was negatively affected by an increase in total noninterest expense of $.6 million and a decrease in net interest income of $.5 million.  Income tax expense decreased $.1 million.

Net Interest Income.  Net interest income for the first three months of 2005 decreased 3.7% compared to 2004.  Net interest income is the primary source of income for the Company. Net interest income is the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by changes in volume and yield on interest-earning assets and the volume and rates on interest-bearing liabilities. Interest-earning assets consist of federal funds sold, securities and loans. Interest-bearing liabilities primarily consist of deposits.  The net interest margin is the percentage of tax-equivalent net interest income to average earning assets. The Company’s net interest margin (on a fully tax-equivalent basis) decreased to 3.5% at March 31, 2005 compared to 3.7% at March 31, 2004.

Total interest income (on a fully tax equivalent basis) increased 4.1% for the first three months of 2005 compared to the first three months of 2004 primarily due to increasing yields in the Company’s loan portfolio. Average loans decreased 2.0% during this period and the yield on the portfolio increased 42 basis points. Yields in the Company’s real estate portfolio declined 8 basis points during this period. Management anticipates that additional increases in interest rates will continue to limit growth in the residential real estate loan market, including refinancing activity. Yields on the Company’s home equity portfolio increased 29 basis points during this period. This increase was primarily due to variable rate home equity lines of credit being tied to the prime rate. The average prime rate for the first three months of 2005 was 5.45% compared to 4.00% for the first three months of 2004. Yields on the commercial loan portfolio increased 114 basis points during this period. The majority of commercial loans have adjustable rates that are tied to the prime rate. Beginning in 2004, the prime rate increased due to increases in interest rates initiated by the Federal Reserve. Yields on investment securities decreased 43 basis points during this period. This was primarily the result of the Company’s reinvestment of proceeds of called and matured securities along with additional funds from decreased loan volume into securities that provide a lower yield, which was a result of the Company’s repositioning of the securities portfolio in the third quarter of 2004.

Total interest expense increased 29.3% for the first three months of 2005 compared to the first three months of 2004. Interest on deposits, which accounted substantially for all of the increase, increased primarily due to higher market rates.  The yield on interest-bearing deposits increased 37 basis points to 1.84% at March 31, 2005 from 1.47% at March 31, 2004. The Company increased rates in order to maintain its core deposit base. Management anticipates a steady rise in the Company’s interest expense resulting from the current rising interest rate environment.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities (on a fully tax-equivalent basis) for the three-month period ended March 31, 2005, as compared to the same period in 2004 (dollars in thousands):

	Change due to		Total
	Volume	Rate	Change
Interest Income
Federal funds sold	$(6)	$100	$94
Securities	449	(539)	(90)
Loans	(310)	1,117	807
Total interest income	133	678	811
Interest Expense
Interest-bearing deposits	193	1,276	1,469
Other interest-bearing liabilities	2	2	4
Total interest expense	195	1,278	1,473
Net interest income	$(62)	$(600)	$(662)

The following table presents an analysis of the Company’s year-to-date average interest-earning assets, demand-noninterest-bearing deposits and interest-bearing liabilities for the dates indicated (dollars in thousands):

	2005	2004
	March 31	December 31	September 30	June 30	March 31
Federal funds sold	$24,578	$24,838	$21,753	$15,329	$25,569
Securities	558,853	534,562	535,175	543,088	508,077
Loans	1,042,303	1,061,218	1,062,340	1,063,512	1,062,580
Total interest-earning assets	$1,625,734	$1,620,618	$1,619,268	$1,621,929	$1,596,226

Demand-noninterest-bearing deposits	$142,894	$147,130	$145,103	$143,373	$142,349
Interest-bearing deposits	1,428,038	1,410,692	1,411,918	1,410,907	1,385,492
Total deposits	$1,570,932	$1,557,822	$1,557,021	$1,554,280	$1,527,841
Total interest-bearing liabilities	$1,429,224	$1,413,276	$1,415,132	$1,415,159	$1,386,367

Provision for Loan Losses.  The Company did not record a provision for the three month period ending March 31, 2005 and 2004. During the three month period ended March 31, 2005, there was a $14.8 million decrease in total loans (including a $1.8 million decrease in non-performing loans) and a $.4 million decline in the specific allowance for loan loss allocated to impaired loans during this period. A more detailed discussion of the allowance for loan losses is presented in the Allowance for Loan Losses and Asset Quality section of this report.

Noninterest Income.  Total noninterest income increased 22.1% during the first three months of 2005 compared to the first three months of 2004. Service fees on deposit accounts decreased $.1 million primarily from a decline in service charges associated with the overdraft honors program. Although, management believes the income from this program may vary from period to period, the program is intended to provide continuing fee income. The Company also experienced a decrease in net gains on sales of loans held for sale of $.1 million due to a flat mortgage market as financing activity has slowed significantly. During 2004, the Company elected to hold certain 30-year fixed rate mortgage loans, which was a change from its prior practice of selling these loans into the secondary market. The Company anticipates that this change and additional increases in interest rates will have a continued negative impact on gains on sales of loans held for sale. Bank-owned life insurance income increased $.1 million primarily due to the Company purchasing $15.0 million of policies during the 2004 period. Prepaid solutions card income increased $.6 million as a result of the implementation of new programs along with increased usage of the Company’s prepaid solutions card products. Other non-interest income increased $.3 million primarily due to gains on the sale of other real estate owned and fixed assets.

Noninterest Expense.  Total noninterest expense increased 5.2% for the first three months of 2005 compared to the first three months of 2004. Salary and employee benefits increased $.3 million due to normal salary increases and increased staffing with the prepaid solutions group. Advertising and promotion increased $.1 million due to increased expenses with the prepaid solutions group. Prepaid solutions card expense, including expenses related with the production of cards, postage and processing services, increased $.3 million during this period. This increase was driven by increases in volume for current programs along with growth in the number of prepaid solutions cards. Other expense decreased $.2 million primarily due to reduced monthly Visa® cardholder expense along with a decrease in postage and freight expense.

Income Taxes.  Income tax expense decreased 3.5% for the first three months of 2005 compared to the first three months of 2004. The effective tax rates for the first three months of 2005 and 2004 were 31.2% and 32.1%, respectively.

RECENT REGULATORY DEVELOPMENTS

Effective April 11, 2005, the Board of Governors of the Federal Reserve System amended the risk-based capital standards for bank holding companies to allow the continued inclusion of outstanding and prospective issuances of trust preferred securities in the tier 1 capital of bank holding companies, subject to stricter standards. The new regulations limit the amount of trust preferred securities (combined with all other restricted core capital elements) that a bank holding company may include as tier 1 capital to 25% of the sum of all core capital elements, net of goodwill less any associated deferred tax liability. Amounts in excess of the limits described above generally may be included in tier 2 capital. The regulations also provide a transition period for bank holding companies to conform their capital structures to the revised quantitative limits. These limits will first become applicable to bank holding companies beginning on March 31, 2009.

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

Listed below are the Company’s projected changes in net interest income over a twelve-month horizon for the various rate shock levels as of the periods indicated (dollars in thousands):

March 31, 2005	Amount	Dollar Change	Percent Change
+200 basis points	$54,032	$(2,629)	(4.6)%
+100 basis points	55,500	(1,161)	(2.0)%
Base	56,661	—	—
-100 basis points	52,050	(4,611)	(8.1)%
-200 basis points	45,003	(11,658)	(20.6)%

December 31, 2004	Amount	Dollar Change	Percent Change
+200 basis points	$56,487	$2,129	3.9%
+100 basis points	55,760	1,402	2.6%
Base	54,358	—	—
-100 basis points	49,195	(5,163)	(9.5)%
-200 basis points	44,459	(9,899)	(18.2)%

ITEM 4.          CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2005. Based on that evaluation, the Company’s management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. That evaluation did not identify any changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.          LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party other than ordinary course, routine litigation incidental to their respective businesses.

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

Date: May 9, 2005

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