Form 10-Q
period 2005-06-30
WEST SUBURBAN BANCORP INC
filed 2005-08-08
CIK 805080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2005

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

15,000,000 shares of Common Stock, no par value, were authorized, and 432,495 shares of Common Stock were issued and outstanding, as of August 8, 2005.

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

PART I

ITEM 1.  FINANCIAL STATEMENTS

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(UNAUDITED)

	June 30,	December 31,
	2005	2004
Assets
Cash and due from banks	$37,497	$40,402
Federal funds sold	17,867	10,998
Total cash and cash equivalents	55,364	51,400
Securities
Available for sale (amortized cost of $518,576 in 2005 and $486,663 in 2004)	511,412	481,595
Held to maturity (fair value of $69,870 in 2005 and $71,690 in 2004)	70,044	71,936
Federal Home Loan Bank stock	5,498	5,352
Total securities	586,954	558,883
Loans, less allowance for loan losses of $11,023 in 2005 and $10,527 in 2004	1,048,766	1,046,125
Cash surrender value of bank-owned life insurance	31,133	30,296
Premises and equipment, net	39,775	40,641
Other real estate	1,226	3,156
Accrued interest and other assets	18,105	17,548
Total assets	$1,781,323	$1,748,049

Liabilities and shareholders’ equity
Deposits
Demand-noninterest-bearing	$147,790	$153,081
Interest-bearing	1,448,738	1,416,661
Total deposits	1,596,528	1,569,742
Prepaid solutions cards	14,153	11,646
Accrued interest and other liabilities	17,942	16,207

Common stock in ESOP subject to contingent repurchase obligation	54,248	53,959

Shareholders’ equity
Common stock, no par value; 15,000,000 shares authorized; 432,495 shares issued and outstanding	3,457	3,457
Surplus	38,066	38,066
Retained earnings	115,493	111,985
Accumulated other comprehensive loss	(4,316)	(3,054)
Amount reclassified on ESOP shares	(54,248)	(53,959)
Total shareholders’ equity	98,452	96,495
Total liabilities and shareholders’ equity	$1,781,323	$1,748,049

See accompanying notes to consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Dollars in thousands, except per share data)

(UNAUDITED)

	2005	2004
Interest income
Loans, including fees	$31,896	$29,089
Securities
Taxable	9,641	9,336
Exempt from federal income tax	451	945
Federal funds sold	338	77
Total interest income	42,326	39,447

Interest expense
Deposits	13,564	10,290
Other	8	26
Total interest expense	13,572	10,316
Net interest income	28,754	29,131
Provision for loan losses	625	200
Net interest income after provision for loan losses	28,129	28,931

Noninterest income
Service fees on deposit accounts	3,543	3,773
Debit card fees	929	857
Net realized gain on securities transactions	26	52
Net gain on sales of loans held for sale	62	152
Prepaid solutions cards	3,800	2,694
Bank-owned life insurance	536	356
Other	2,416	1,937
Total noninterest income	11,312	9,821

Noninterest expense
Salaries and employee benefits	11,511	11,040
Occupancy	2,056	1,956
Furniture and equipment	2,470	2,362
Advertising and promotion	789	697
Professional fees	692	789
Prepaid solutions cards	2,523	1,945
Other	2,433	3,041
Total noninterest expense	22,474	21,830

Income before income taxes	16,967	16,922
Income tax expense	4,809	5,059
Net income	$12,158	$11,863

Earnings per share	$28.11	$27.50
Average shares outstanding	432,495	431,399

See accompanying notes to consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

(Dollars in thousands, except per share data)

(UNAUDITED)

	2005	2004
Interest income
Loans, including fees	$16,425	$14,427
Securities
Taxable	5,046	5,005
Exempt from federal income tax	225	489
Federal funds sold	182	15
Total interest income	21,878	19,936

Interest expense
Deposits	7,077	5,272
Other	—	23
Total interest expense	7,077	5,295
Net interest income	14,801	14,641
Provision for loan losses	625	200
Net interest income after provision for loan losses	14,176	14,441

Noninterest income
Service fees on deposit accounts	1,815	1,966
Debit card fees	484	457
Net realized gain on securities transactions	20	66
Net gain on sales of loans held for sale	44	73
Prepaid solutions cards	1,807	1,341
Bank-owned life insurance	271	238
Other	1,087	942
Total noninterest income	5,528	5,083

Noninterest expense
Salaries and employee benefits	5,718	5,523
Occupancy	1,021	941
Furniture and equipment	1,264	1,180
Advertising and promotion	372	345
Professional fees	336	485
Prepaid solutions cards	1,149	902
Other	1,305	1,707
Total noninterest expense	11,165	11,083

Income before income taxes	8,539	8,441
Income tax expense	2,179	2,336
Net income	$6,360	$6,105

Total comprehensive income	$9,229	$(5,216)

Earnings per share	$14.71	$14.14
Average shares outstanding	432,495	431,795

See accompanying notes to consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Dollars in thousands, except per share data)

(UNAUDITED)

	Common Stock and Surplus	Retained Earnings	Accumulated Other Compre- hensive Loss	Unearned ESOP Shares	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity	Common Stock in ESOP Subject to Contingent Repurchase Obligation
Balance, January 1, 2004	$41,523	$109,952	$(363)	$(1,200)	$(51,371)	$98,541	$51,371

Comprehensive income
Net income	—	11,863	—	—	—	11,863	—
Change in unrealized loss on available for sale securities, net of reclassification and tax effects	—	—	(8,601)	—	—	(8,601)	—
Total comprehensive income						3,262
Cash dividends declared - $20.00 per share	—	(8,650)	—	—	—	(8,650)	—
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	2,419	2,419	(2,419)
ESOP shares committed to be released	—	—	—	999	—	999	—
Balance, June 30, 2004	$41,523	$113,165	$(8,964)	$(201)	$(48,952)	$96,571	$48,952

	Common Stock and Surplus	Retained Earnings	Accumulated Other Compre- hensive Loss	Unearned ESOP Shares	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity	Common Stock in ESOP Subject to Contingent Repurchase Obligation
Balance, January 1, 2005	$41,523	$111,985	$(3,054)	$—	$(53,959)	$96,495	$53,959

Comprehensive income
Net income	—	12,158	—	—	—	12,158	—
Change in unrealized loss on available for sale securities, net of reclassification and tax effects	—	—	(1,262)	—	—	(1,262)	—
Total comprehensive income						10,896
Cash dividends declared - $20.00 per share	—	(8,650)	—	—	—	(8,650)	—
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	(289)	(289)	289
Balance, June 30, 2005	$41,523	$115,493	$(4,316)	$—	$(54,248)	$98,452	$54,248

See accompanying notes to consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Dollars in thousands)

(UNAUDITED)

	2005	2004
Cash flows from operating activities
Net income	$12,158	$11,863
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,744	1,923
Provision for loan losses	625	200
Deferred income tax provision	1,298	68
Net premium amortization of securities	676	1,046
Net realized gain on securities transactions	(26)	(52)
Amortization of deferred loan fees	293	364
Federal Home Loan Bank stock dividends	(146)	(157)
Increase in cash surrender value of bank-owned life insurance	(837)	(985)
Net gain on sales of loans held for sale	(62)	(152)
Sales of loans held for sale	3,081	10,809
Origination of loans held for sale	(3,616)	(10,113)
Net loss on sales of premises and equipment	—	12
Net gain on sales of other real estate	(204)	(17)
ESOP compensation expense	—	999
Increase in accrued interest and other assets	(1,022)	(292)
Increase in accrued interest and other liabilities	1,735	2,310
Net cash provided by operating activities	15,697	17,826
Cash flows from investing activities
Securities available for sale
Sales	21,932	67,703
Maturities and calls	19,971	94,752
Purchases	(74,463)	(240,690)
Securities held to maturity
Maturities and calls	1,890	5,709
Purchases	—	(4,038)
Net (increase) decrease in loans	(4,399)	2,488
Investment in bank-owned life insurance	—	(10,000)
Purchases of premises and equipment	(878)	(454)
Sales of premises and equipment	—	3
Sales of other real estate	3,571	268
Net cash used in investing activities	(32,376)	(84,259)
Cash flows from financing activities
Net increase in deposits	26,786	27,948
Increase in federal funds purchased	—	16,420
Increase in prepaid solutions cards	2,507	652
Dividends paid	(8,650)	(8,650)
Net cash provided by financing activities	20,643	36,370
Net increase (decrease) in cash and cash equivalents	3,964	(30,063)
Beginning cash and cash equivalents	51,400	69,344
Ending cash and cash equivalents	$55,364	$39,281

Supplemental disclosures
Cash paid for
Interest	$9,959	$10,510
Income taxes	3,502	3,466
Other real estate acquired through loan foreclosure	1,437	4,419

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

Note 2 - Securities

Securities with unrealized losses for the periods ended June 30, 2005 and December 31, 2004 not recognized in income are presented below by the length of time the securities have been in a continuous unrealized loss position:

	June 30, 2005
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate	$17,967	$109	$29,207	$675	$47,174	$784
U.S. government agencies and corporations	191,535	1,849	138,495	2,919	330,030	4,768
Mortgage-backed	126,296	1,519	18,616	714	144,912	2,233
States and political subdivisions	2,864	23	4,148	110	7,012	133
Preferred stock	—	—	830	172	830	172
Total temporarily impaired	$338,662	$3,500	$191,296	$4,590	$529,958	$8,090

	December 31, 2004
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate	$39,671	$594	$—	$—	$39,671	$594
U.S. government agencies and corporations	291,506	2,573	32,199	790	323,705	3,363
Mortgage-backed	108,449	1,045	17,497	666	125,946	1,711
States and political subdivisions	9,563	183	7,730	7	17,293	190
Preferred stock	—	—	760	243	760	243
Total temporarily impaired	$449,189	$4,395	$58,186	$1,706	$507,375	$6,101

Note 2 - Securities (continued)

Unrealized losses on debt securities have not been recognized as management has the intent and ability to hold the securities until the maturity date of the securities and no concerns exist with the respect to the ability of the issuer to satisfy its obligations at maturity. Management believes that the fair value of these debt securities with unrealized losses will recover as the securities approach their maturity date and/or repricing date. At June 30, 2005, preferred stock with an amortized cost of $1.0 million had unrealized losses for a continuous period of twelve months or more and the amount of the unrealized losses as of that date was $.2 million. The Company has determined this unrealized loss to be temporary as management expects the security to recover its original costs as interest rates increase and the Company has both the intent and ability to hold the investment until such recovery occurs. The preferred stock is issued by the Federal Home Loan Mortgage Corporation. Management does not believe that the unrealized loss as of June 30, 2005 on any individual investment security represents other-than-temporary impairment.

Note 3 - Financial Instruments with Off-Balance Sheet Risk

Unused lines of credit and other commitments to extend credit not reflected in the financial statements are as follows:

	June 30, 2005			December 31, 2004
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commercial loans and lines of credit	$1,409	$184,420	$185,829	$956	$168,157	$169,113
Check credit lines of credit	1,237	—	1,237	1,262	—	1,262
Mortgage loans	10,522	3,323	13,845	5,170	1,750	6,920
Home equity lines of credit	—	187,456	187,456	—	170,301	170,301
Letters of credit	—	32,880	32,880	—	31,973	31,973
Credit card lines of credit	—	61,142	61,142	—	76,003	76,003
Total	$13,168	$469,221	$482,389	$7,388	$448,184	$455,572

Fixed rate commercial loan commitments at June 30, 2005 generally had interest rates ranging from 4.50% to 9.00% with terms ranging from 1 to 15 years. Fixed rate mortgage loan commitments at June 30, 2005 generally had interest rates ranging from 4.75% to 6.50% with terms ranging from 10 to 30 years. Fixed rate check credit lines of credit had interest rates of 18.00% at June 30, 2005.

Note 4 - Common Stock in ESOP Subject to Contingent Repurchase Obligation

At June 30, 2005 and December 31, 2004, the ESOP held 82,822 and 83,270 shares of West Suburban common stock, respectively. Upon termination of their employment, participants who elect to receive their benefit distributions in the form of West Suburban common stock may require the Company to purchase the common stock distributed at fair value during two 60-day periods. The first purchase period begins on the date the benefit is distributed and the second purchase period begins on the first anniversary of the distribution date. This contingent repurchase obligation is reflected in the Company’s financial statements as “Common stock in ESOP subject to contingent repurchase obligation” and reduces shareholders’ equity by an amount that represents the independently appraised fair value of all West Suburban common stock held by the ESOP and allocated to participants, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares. At June 30, 2005 and December 31, 2004, this contingent repurchase obligation reduced shareholders’ equity by $54,248 and $53,959, respectively. The Company believes that the ESOP will continue to have a sufficient amount of cash to distribute benefit payments to former employees and that the exercise of the right of former employees to cause the Company to purchase West Suburban common stock is unlikely.

Note 5 - New Accounting Pronouncements

In November 2003, the Emerging Issues Task Force (“EITF”) issued consensus requirements concerning Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments relating to disclosures for investment securities that require additional numerical and narrative disclosures for debt and marketable equity securities that have unrealized losses. The requirements applied to December 31, 2003 year-end disclosures and were adopted by the Company in 2003. In March 2004, the guidance relating to Issue 03-1 was expanded to include and address the recognition and measurement of impairment losses. Although the Financial Accounting Standards Board (“FASB”) previously announced that the guidance with respect to the recognition and measurement of impairment losses would be effective for reporting periods beginning after June 15, 2004, in late September 2004, FASB postponed the effectiveness of that guidance. In July 2005, the FASB announced that it would not provide additional guidance on the meaning of other-than-temporary impairment, but directed the staff to issue proposed FASB Staff Position (“FSP”)
EITF 03-1-a. The final FSP is scheduled to be issued August 2005, and will be effective for reporting periods beginning after September 15, 2005. As of the date of this filing, it is not possible for the Company to determine whether the final FSP will have a material effect on the financial conditions or results of operations of the Company.

In December 2004, FASB issued Statement 123 (revised), “Share-based Payment” which requires companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. Because the Company does not currently offer stock options, Statement 123 will not have an impact on the Company’s financial condition or results of operations.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

The Company’s financial statements are prepared in conformity with U.S. generally accepted accounting principles. These accounting principles, which can be complex, are significant to our financial condition and our results of operations and require management to apply significant judgment with respect to various accounting, reporting and disclosure matters. Management must use estimates, assumptions and judgments to apply these principles where actual measurements are not possible or practical. These estimates, assumptions and judgments are based on information available as of the date of this report and, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of West Suburban’s Board of Directors. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements included herein.

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

The following table presents the Company’s significant fixed and determinable contractual obligations and significant commitments by payment date as of June 30, 2005 (dollars in thousands). The payment amounts represent those amounts contractually due to the recipient and do not include any carrying value adjustments.

	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
Deposits without a stated maturity	$1,151,972	$—	$—	$—	$1,151,972
Time deposits	185,257	200,965	58,334	—	444,556
Operating leases	121	182	109	243	655
Prepaid solutions cards	14,153	—	—	—	14,153
Commitments to extend credit
Fixed Rate					13,168
Variable Rate					469,221

Balance Sheet Analysis

Asset Distribution.  Total consolidated assets at June 30, 2005 increased 1.9% from December 31, 2004. An increase in investment securities available for sale was the largest component of the increase in total assets. Asset growth was funded primarily by higher levels of deposits. Additionally, total year-to-date average assets for the six month period ended June 30, 2005 increased 1.6% from the same period in 2004.

Cash and cash equivalents at June 30, 2005 increased 7.7% from December 31, 2004 primarily due to increases in federal funds sold balances. The higher balances are likely to be temporary as it is generally the Company’s practice to redeploy its cash and cash equivalents into higher earning assets, including loans and investment securities.

The Company’s securities portfolio increased 5.0% during the first six months of 2005. This increase was primarily due to an increase in the available for sale securities portfolio of 6.2%. The Company has continued to make significant investments in mortgage-backed securities during the first six months of 2005. Investing in amortizing securities as compared to securities with a single payment at maturity is an important element in the Company’s liquidity management in the current rising interest rate environment. The Company considers monthly paydowns on mortgage-backed securities as a consistent source of cash flows. This practice also allows the Company to better manage its liquidity risk and obtain a higher yield over the entire interest rate cycle compared to other investments such as federal funds sold.

During the first six months of 2005, the Company’s accumulated other comprehensive loss increased $1.3 million due to a change in unrealized losses on securities available for sale, net of reclassification and tax effects. Unrealized losses on securities available for sale increased due to the increase in market interest rates. The Company will continue to monitor its level of available for sale and held to maturity securities and will classify new securities in the appropriate category at the time of purchase. Factors reviewed during the classification process include the current interest rate and economic environments as well as liquidity considerations.

The carrying values of the Company’s major categories of securities are summarized in the following table (dollars in thousands):

	June 30, 2005	December 31, 2004	Dollar Change	Percent Change
Securities available for sale
Corporate	$51,006	$50,931	$75	0.1%
U.S. government agencies and corporations	292,988	303,489	(10,501)	(3.5)%
Mortgage-backed	159,669	120,649	39,020	32.3%
States and political subdivisions	6,919	5,766	1,153	20.0%
Total debt securities	510,582	480,835	29,747	6.2%
Preferred stock	830	760	70	9.2%
Total securities available for sale	511,412	481,595	29,817	6.2%

Securities held to maturity
U.S. government agencies and corporations	43,350	43,405	(55)	(0.1)%
Mortgage-backed	11,268	12,430	(1,162)	(9.3)%
States and political subdivisions	15,426	16,101	(675)	(4.2)%
Total securities held to maturity	70,044	71,936	(1,892)	(2.6)%
Federal Home Loan Bank stock	5,498	5,352	146	2.7%
Total securities	$586,954	$558,883	$28,071	5.0%

Total loans outstanding at June 30, 2005 increased 0.3% from December 31, 2004 primarily due to increased balances in the commercial real estate loan portfolio. These increases were partially offset by declines in the indirect automobile, home equity, construction and credit card loan portfolios. The Company anticipates a continuing decline in the indirect automobile loan portfolio primarily due to prepayments and scheduled repayments, as well as the promotional programs currently being offered by automobile dealers. The decline in the construction portfolio reflects reductions in the inventory of spec homes, models and lots financed by the Company for its builder/developer customers. After continuous growth for more than five years the Company experienced a $5.0 million decrease in the home equity loan portfolio as the market for this loan product has softened. The Company intends to continue to aggressively market home equity loan products. For example, the Company is currently offering a preferred home equity line of credit with an interest rate equivalent to the published Wall Street Journal prime rate minus 1.00%, adjusted monthly. The decline in the credit card loan portfolio was primarily due to the discontinuance of a line of credit cards issued by the Company.

Balances in the Company’s loans are summarized in the following table (dollars in thousands):

	June 30, 2005	December 31, 2004	Dollar Change	Percent Change
Commercial	$274,039	$267,799	$6,240	2.3%
Consumer	7,300	7,552	(252)	(3.3)%
Indirect automobile	31,393	38,651	(7,258)	(18.8)%
Real estate
Residential	151,916	146,259	5,657	3.9%
Commercial	221,122	207,978	13,144	6.3%
Home equity	232,654	237,622	(4,968)	(2.1)%
Construction	128,314	135,264	(6,950)	(5.1)%
Held for sale	926	329	597	181.5%
Credit card	10,782	14,682	(3,900)	(26.6)%
Other	1,343	516	827	160.3%
Total	1,059,789	1,056,652	3,137	0.3%
Allowance for loan losses	(11,023)	(10,527)	(496)	4.7%
Loans, net	$1,048,766	$1,046,125	$2,641	0.3%

Allowance for Loan Losses and Asset Quality.  The Company’s allowance for loan losses as a percent of nonperforming loans increased to 683% at June 30, 2005 from 217% at December 31, 2004 and the ratio of nonperforming loans to total loans decreased to .15% at June 30, 2005 from .46% at December 31, 2004. Similarly, the ratio of nonperforming assets to total assets decreased to .16% at June 30, 2005 from .46% at December 31, 2004. The allowance for loan losses allocated to impaired loans increased to $2.4 million at June 30, 2005 from $1.9 million at March 31, 2005 and $2.3 million at December 31, 2004.  This increase is primarily attributable to one loan that management identified as impaired in the second quarter of 2005.

The Company’s loans 90 days or more past due decreased $.3 million primarily due to the payoff of three residential real estate loans with an aggregate principle balance of $.2 million and a loan having a principle balance of $.2 million being transferred to other real estate during the first six months of 2005.

Nonaccrual loans decreased $2.9 million during the first six months of 2005. This decrease was primarily due to developments in two loan relationships. One relationship (representing $1.2 million of the nonaccrual amount) had a principal reduction and partial charge-off while the other relationship (representing $1.1 million of the nonaccrual amount) had a principal reduction with the remaining balance transferred to other real estate.

The ratio of the allowance for loan losses to total loans was 1.04% at June 30, 2005 and 1.00% in December 31, 2004. The following table presents an analysis of the Company’s nonperforming loans and other real estate as of the dates indicated (dollars in thousands):

	June 30, 2005	December 31, 2004
Loans past due 90 days or more still on accrual	$716	$1,036
Nonaccrual loans	897	3,815
Total nonperforming loans	$1,613	$4,851
Nonperforming loans as a percent of total loans	0.15%	0.46%
Allowance for loan losses as a percent of nonperforming loans	683%	217%
Other real estate	$1,226	$3,156
Nonperforming assets as a percent of total assets	0.16%	0.46%

The following table presents an analysis of the Company’s allowance for loan losses for the periods stated (dollars in thousands):

	2005		2004
	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
Provision - quarter	$625	$—	$—	$—	$200
Provision - year to date	625	—	200	200	200
Net charge-offs - quarter	68	61	2,659	76	600
Net charge-offs - year to date	129	61	4,093	1,434	1,358
Allowance at period end	11,023	10,466	10,527	13,186	13,262
Allowance at period end to total loans	1.04%	1.00%	1.00%	1.23%	1.23%

Bank-owned Life Insurance (“BOLI”).  The cash surrender value of bank-owned life insurance increased to $31.1 million at June 30, 2005 from $30.3 million at December 31, 2004 as a result of earnings related to these policies. The Company acquires life insurance in connection with its strategy to fund and manage its obligations under certain employee benefit plans.

Other Real Estate.  During the first six months of 2005, the Company acquired properties with an aggregate carrying value of $1.4 million and sold properties with an aggregate carrying value of $3.4 million representing a decrease as of June 30, 2005 of $2.0 million. The Company recorded a gain of $.2 million as a result of these sales.

Deposits.  Total deposits at June 30, 2005 increased 1.7% from December 31, 2004. The increase in total deposits resulted from increases in money market checking and time deposits. The Company has raised interest rates paid on its deposits in order to remain competitive in its marketplace. Additionally, the Company believes time deposits will continue to increase due to promotional efforts. In general, management promotes its deposit products when appropriate and prices its products in a manner intended to maintain the Company’s net interest margin at an adequate level.

Balances in the Company’s major categories of deposits are summarized in the following table (dollars in thousands):

	June 30, 2005	December 31, 2004	Dollar Change	Percent Change
Demand-noninterest-bearing	$147,790	$153,081	$(5,291)	(3.5)%
NOW	316,237	323,979	(7,742)	(2.4)%
Money market checking	246,256	222,214	24,042	10.8%
Savings	441,689	447,257	(5,568)	(1.2)%
Time deposits
Less than $100,000	331,930	322,184	9,746	3.0%
$100,000 and greater	112,626	101,027	11,599	11.5%
Total	$1,596,528	$1,569,742	$26,786	1.7%

During the first six months of 2005, average balances in demand-noninterest-bearing deposits increased $1.6 million from the same 2004 period. Average balances in interest-bearing deposits increased $34.0 million during the first six months of 2005 from the same 2004 period.

Prepaid Solutions Cards.  Prepaid solutions card balance at June 30, 2005 increased 21.5% from December 31, 2004. This increase was primarily due to the implementation of nineteen new prepaid solutions programs during the first six months of 2005. The Company will continue to attempt to increase volume by entering into additional programs with new and existing customers.

CAPITAL RESOURCES

Shareholders’ equity at June 30, 2005 increased 2.0% from December 31, 2004 as a result of $12.2 million of net income, reduced by dividends declared of $8.7 million and a decrease in the fair value of securities available for sale of $1.3 million, net of deferred taxes. In addition, there was a decrease of $.3 million in common stock in ESOP subject to contingent repurchase obligation.

All capital ratios are in excess of the regulatory capital requirement which call for a minimum total risk-based capital ratio of 8% for each of the Company and the Bank, a minimum Tier 1 risk-based capital ratio of 4% for each of the

Company and the Bank, and a minimum leverage ratio (3% for the most highly rated banks and bank holding companies that do not expect significant growth; all other institutions are required to maintain a minimum leverage capital ratio of 4% and 5% depending on their particular circumstance and risk and growth profiles) for each of the Company and the Bank. Bank holding companies and their subsidiaries are generally expected to operate at or above the minimum capital requirements. All capital ratios are in excess of regulatory minimums and should allow the Company and the Bank to operate without significant capital adequacy concerns. In addition, the Bank formed a new subsidiary in 2004 that participates in the Bank’s real estate lending business and is intended to qualify as a real estate investment trust. This subsidiary is also intended to facilitate capital raising efforts, if such efforts become necessary, by enabling the Bank to access the capital markets through the subsidiary.

Management has been advised that as of June 30, 2005 and December 31, 2004, the Bank qualified as a “well-capitalized” institution as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991, as amended. On a consolidated basis, the Company also exceeded regulatory capital requirements. In accordance with applicable regulations, the accumulated other comprehensive loss is not included in the calculation of Tier 1 capital. The appraised fair value of West Suburban common stock owned by the ESOP is included in Tier 1 capital.

The following table sets forth the actual and minimum capital ratios of the Company and the Bank as of the dates indicated (dollars in thousands):

	Actual		Minumum To Be Well Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
As of June 30, 2005
Total capital (to risk weighted assets)
Company	$167,222	12.4%	$135,099	10.0%	$32,123
Bank	144,468	10.7%	134,846	10.0%	9,622
Tier 1 capital (to risk weighted assets)
Company	156,199	11.6%	81,060	6.0%	75,139
Bank	133,445	9.9%	80,908	6.0%	52,537
Tier 1 capital (to average assets)
Company	156,199	8.7%	89,444	5.0%	66,755
Bank	133,445	7.5%	89,122	5.0%	44,323

As of December 31, 2004
Total capital (to risk weighted assets)
Company	$163,176	12.1%	$135,304	10.0%	$27,872
Bank	144,708	10.7%	134,838	10.0%	9,870
Tier 1 capital (to risk weighted assets)
Company	152,649	11.3%	81,182	6.0%	71,467
Bank	134,181	10.0%	80,903	6.0%	53,278
Tier 1 capital (to average assets)
Company	152,649	8.8%	87,090	5.0%	65,559
Bank	134,181	7.7%	86,713	5.0%	47,468

LIQUIDITY

Effective liquidity management ensures there is sufficient cash flow to satisfy demand for credit and deposit withdrawals and to take advantage of earnings enhancement opportunities. A large, stable core deposit base and a strong capital position are the solid foundation for the Company’s liquidity position. Liquidity is enhanced by a securities portfolio structured to provide liquidity as needed. The Company also maintains relationships with correspondent banks to purchase federal funds subject to underwriting and collateral requirements. Additionally, subject to credit underwriting, collateral, capital stock, and other requirements of the Federal Home Loan Bank of Chicago (“FHLB”), the Company is able to borrow from the FHLB on a “same day” basis. As of June 30, 2005, the Company could have borrowed up to approximately $110 million from the FHLB secured by certain of its real estate loans and securities. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity and maturity schedules of earning assets and liabilities.

Generally, the Company uses cash and cash equivalents and securities available for sale to meet its liquidity needs. As of June 30, 2005 and December 31, 2004, these liquid assets represented 31.8% and 30.5% of total assets, respectively. During the first six months of 2005, the Company’s cash and cash equivalents increased $4.0 million. Net cash provided by operating activities was $15.7 million, while net cash used in investing activities was $32.4 million. Net cash flows provided by financing activities were $20.7 million, resulting primarily from deposit growth. Management expects operations and financing activities to be a continuing source of cash flow in the future.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Net Income.  The Company’s net income for the first six months of 2005 increased 2.5% compared to the first six months of 2004. Net income was positively affected by an increase in total noninterest income of $1.5 million and a decrease in income tax expense of $.3 million. Net income was negatively affected by an increase in total noninterest expense of $.6 million and a decrease in net interest income of $.4 million, along with an increase in the provision for loan losses of $.4 million.

Net Interest Income.  Net interest income for the first six months of 2005 decreased 1.3% compared to 2004. Net interest income is the primary source of income for the Company. Net interest income is the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by changes in volume and yield on interest-earning assets and the volume and rates on interest-bearing liabilities. Interest-earning assets consist of federal funds sold, securities and loans. Interest-bearing liabilities primarily consist of deposits. The net interest margin is the percentage of tax-equivalent net interest income to average earning assets. The Company’s net interest margin (on a fully tax-equivalent basis) decreased to 3.55% for the six months ended June 30, 2005 compared to 3.69% for the same period in 2004.

Total interest income (on a fully tax equivalent basis) increased 6.5% for the first six months of 2005 compared to the first six months of 2004 primarily due to increasing yields in the Company’s loan portfolio. Average loans decreased 1.8% during this period and the yield on the portfolio increased 64 basis points. Yields on the Company’s home equity portfolio increased 56 basis points during this period. This increase was primarily due to increases in the interest rate charged for home equity lines of credit that adjusted as a result of increases in the prime rate. Beginning in 2004, the prime rate increased due to increases in the federal funds rate initiated by the Federal Reserve. The average prime rate for the first six months of 2005 was 5.68% compared to 4.00% for the first six months of 2004. Yields on the commercial loan portfolio increased 146 basis points during this period. The majority of commercial loans have adjustable rates that are tied to the prime rate. Yields on investment securities decreased 40 basis points during this period. This was primarily due to transactions undertaken in the third quarter of 2004 to reposition the investment portfolio, which was intended to shorten the duration and reduce the interest rate risk of the portfolio, resulting in lower yields.

Total interest expense increased 31.6% for the first six months of 2005 compared to the first six months of 2004. Interest on deposits, which accounted for all of the increase, rose primarily due to higher rates offered on deposits. The yield on interest-bearing deposits increased 42 basis points to 1.89% at June 30, 2005 from 1.47% at June 30, 2004. The Company increased rates in order to maintain its current accounts and attract new customers. Management anticipates a steady rise in the Company’s interest expense resulting from the current rising interest rate environment.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities (on a fully tax-equivalent basis) for the six-month period ended June 30, 2005, as compared to the same period in 2004 (dollars in thousands):

	Change due to		Total
	Volume	Rate	Change
Interest Income
Federal funds sold	$132	$129	$261
Securities	616	(1,072)	(456)
Loans	(614)	3,419	2,805
Total interest income	134	2,476	2,610
Interest Expense
Interest-bearing deposits	320	2,954	3,274
Other interest-bearing liabilities	(46)	28	(18)
Total interest expense	274	2,982	3,256
Net interest income	$(140)	$(506)	$(646)

The following table presents an analysis of the Company’s year-to-date average interest-earning assets, demand-noninterest-bearing deposits and interest-bearing liabilities for the dates indicated (dollars in thousands):

	2005		2004
	June 30	March 31	December 31	September 30	June 30
Federal funds sold	$25,112	$24,578	$24,838	$21,753	$15,329
Securities	577,525	558,853	534,562	535,175	543,088
Loans	1,043,922	1,042,303	1,061,218	1,062,340	1,063,512
Total interest-earning assets	$1,646,559	$1,625,734	$1,620,618	$1,619,268	$1,621,929

Demand-noninterest-bearing deposits	$144,939	$142,894	$147,130	$145,103	$143,373
Interest-bearing deposits	1,444,945	1,428,038	1,410,692	1,411,918	1,410,907
Total deposits	$1,589,884	$1,570,932	$1,557,822	$1,557,021	$1,554,280
Total interest-bearing liabilities	$1,445,603	$1,429,224	$1,413,276	$1,415,132	$1,415,159

Provision for Loan Losses.  The Company’s provision for loan losses increased in the first six months of 2005 compared to the first six months of 2004. As a result of loan growth and increases in specific allowances for loan loss allocated to certain impaired loans. A more detailed discussion of the allowance for loan losses is presented in the Allowance for Loan Losses and Asset Quality section of this report.

Noninterest Income.  Total noninterest income increased 15.2% for the first six months of 2005 compared to the first six months of 2004. Service fees on deposit accounts decreased $.2 million primarily from a decline in service charges associated with the overdraft honors program. Although, management believes the income from this program may vary from period to period, the program is intended to provide continuing fee income. The Company also experienced a decrease in net gain on sales of loans held for sale of $.1 million as the Company elected to hold certain 30-year fixed rate mortgage loans, which was a change from its prior practice of selling these loans into the secondary market. The Company anticipates that this change and additional increases in interest rates will have a continuing negative impact on the amount of gain on the sales of loans that it recognizes. Bank-owned life insurance income increased $.2 million primarily due to the Company purchasing $15.0 million of policies at the end of the first quarter of 2004. Prepaid solutions card income increased $1.1 million as a result of the implementation of new programs along with increased usage of the Company’s prepaid solutions card products. Other noninterest income increased $.5 million primarily due to gain on the sales of other real estate and fixed assets, along with increased travel agency income.

Noninterest Expense.  Total noninterest expense increased 3.0% for the first six months of 2005 compared to the first six months of 2004. Salaries and employee benefits increased $.5 million due to normal salary increases and increased staffing within the prepaid solutions group. Advertising and promotion increased $.1 million due to increased expenses associated with the promotion of the Company’s prepaid solutions products. Furniture and equipment expense increased $.1 million due to increased data processing costs. Prepaid solutions card expense, including expenses related with the production of cards, postage and processing services, increased $.6 million during this period. This increase was driven by increases in volume for current programs along with growth in the number of prepaid solutions cards. Other noninterest expense decreased $.6 million primarily due to decreased loan expense, other losses expense and Visa® cardholder expense.

Income Taxes.  Income tax expense decreased 4.9% for the first six months of 2005 compared to the first six months of 2004. The decrease resulted from an increase in the ESOP dividend deduction, BOLI income and a decrease in the income subject to state taxation. The effective tax rates for the first six months of 2005 and 2004 were 28.3% and 29.9%, respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

Net Income.  The Company’s net income for the second quarter of 2005 increased 4.2% compared to the second quarter of 2004. Net income was positively affected by an increase in total noninterest income of $.4 million and a decrease in income tax expense of $.2 million, along with an adverse affect by an increase in the provision for loan losses of $.4 million.

The Company’s net interest margin (on a fully tax-equivalent basis) for the second quarter of 2005 decreased to 3.55% compared to 3.61% for the second quarter of 2004.

Net Interest Income.  Total interest income (on a fully tax-equivalent basis) increased 8.9% for the second quarter of 2005 compared to the second quarter of 2004 primarily due to increasing yields in the Company’s loan portfolio. Average loans decreased 1.9% during this period and the yield on the portfolio increased 86 basis points. Yields on the Company’s home equity portfolio increased 83 basis points during this period. This increase was primarily due to variable rate home equity lines of credit being tied to the prime rate. Beginning in 2004, the prime rate increased due to increases in the federal funds rate initiated by the Federal Reserve. The average prime rate for the second quarter of 2005 was 6.00% compared to 4.13% for the second quarter of 2004. Yields on the commercial loan portfolio increased 179 basis points during this period. The majority of commercial loans have adjustable rates that are tied to the prime rate. Yields on investment securities decreased 36 basis points during this period. The decrease in investment yields from securities was primarily the result of the Company’s reinvestment of proceeds of called and matured securities partially into the loan portfolio along with securities that provide a lower yield, which was a result of the Company’s repositioning of the securities portfolio in the third quarter of 2004.

Total interest expense increased 33.7% for the second quarter of 2005 compared to the second quarter of 2004. Interest paid on deposits, which accounted for all of the increase, increased primarily due to higher market rates. The yield on interest-bearing deposits increased 47 basis points to 1.94% for the second quarter of 2005 from 1.47% for the second quarter of 2004. The Company increased the interest rates paid on its deposits in order to maintain its core deposit base. Management anticipates a steady rise in the Company’s interest expense as a result of upward pressure on interest rates.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities (on a fully tax-equivalent basis) for the three month period ended June 30, 2005, as compared to the same period in 2004 (dollars in thousands):

	Change due to		Total
	Volume	Rate	Change
Interest Income
Federal funds sold	$146	$21	$167
Securities	156	(521)	(365)
Loans	(314)	2,312	1,998
Total interest income	(12)	1,812	1,800
Interest Expense
Interest-bearing deposits	113	1,692	1,805
Other interest-bearing liabilities	(49)	26	(23)
Total interest expense	64	1,718	1,782
Net interest income	$(76)	$94	$18

The following table presents an analysis of the Company’s quarterly average interest-earning assets, demand-noninterest-bearing deposits and interest-bearing liabilities, for the dates indicated (dollars in thousands):

	June 30, 2005	June 30, 2004
Federal funds sold	$25,641	$5,089
Securities	595,992	578,764
Loans	1,047,123	1,067,027
Total interest-earning assets	$1,668,756	$1,650,880

Demand-noninterest-bearing deposits	$146,963	$144,365
Interest-bearing deposits	1,461,668	1,438,404
Total deposits	$1,608,631	$1,582,769
Total interest-bearing liabilities	$1,461,803	$1,445,841

Provision for Loan Losses.  The Company’s provision for loan losses increased in the second quarter of 2005 compared to the second quarter of 2004 as a result of adjustments necessary to account for the $18.0 million increase in total loans (and a $1.5 million decrease in nonperforming loans) as well as a $.5 million increase in the specific allowance for loan loss allocated to certain impaired loans identified during this period. A more detailed discussion of the allowance for loan losses is presented in the Allowance for Loan Losses and Asset Quality section of this report.

Noninterest Income.  Total noninterest income increased 8.8% for the second quarter of 2005 compared to the second quarter of 2004. Service fees on deposit accounts decreased $.2 million primarily from a decline in service charges associated with the overdraft honors program. Although, management believes the income from this program may vary from period to period, the program is intended to provide continuing fee income. Prepaid solutions card income increased $.5 million as a result of the implementation of new programs along with increased usage of the Company’s prepaid solutions card products. Other noninterest income increased $.1 million primarily due to gain on the sales of other real estate and increased travel agency income.

Noninterest Expense.  Total noninterest expense increased .7% for the second quarter of 2005 compared to the second quarter of 2004. Salaries and employee benefits increased $.2 million due to normal salary increases and increased staffing with the prepaid solutions group. Prepaid solutions card expense, including expenses related with the production of cards, postage and processing services, increased $.2 million during this period. This increase was driven by a growth in volume for current programs and number of prepaid solutions cards needed. Other noninterest expense decreased $.4 million primarily due to reduced Visa® cardholder expense along with a decrease in loan expense and other losses.

Income Taxes.  Income tax expense decreased 6.7% for the second quarter of 2005 compared to the second quarter of 2004. The decrease resulted from an increase in the ESOP dividend deduction, BOLI income and a decrease in the income subject to state taxation. The effective tax rates for the second quarter of 2005 and 2004 were 25.5% and 27.7% respectively.

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

Presented below are the Company’s projected changes in net interest income over a twelve-month horizon for the various rate shock levels as of the periods indicated (dollars in thousands):

June 30, 2005	Amount	Dollar Change	Percent Change
+200 basis points	$64,010	$4,340	7.3%
+100 basis points	61,828	2,158	3.6%
Base	59,670	—	—
-100 basis points	56,271	(3,399)	(5.7)%
-200 basis points	50,868	(8,802)	(14.8)%

December 31, 2004	Amount	Dollar Change	Percent Change
+200 basis points	$56,487	$2,129	3.9%
+100 basis points	55,760	1,402	2.6%
Base	54,358	—	—
-100 basis points	49,195	(5,163)	(9.5)%
-200 basis points	44,459	(9,899)	(18.2)%

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2005. Based on that evaluation, the Company’s management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. That evaluation did not identify any changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A.    The Annual Meeting of Shareholders was held on May 11, 2005.

B.    The following individuals were elected to serve as directors of the Company for a term of one year at the Annual Meeting. The votes for such individuals and those withholding authority are set forth below:

	For	Withhold Authority
1. Kevin J. Acker	363,177	3,744
2. David S. Bell	358,048	8,873
3. Duane G. Debs	355,758	11,163
4. Charles P. Howard	358,062	8,859
5. Peggy P. LoCicero	357,892	9,029

C.    Ratification of Crowe Chizek and Company LLC as the Company’s independent registered public accounting firm.

For	Against	Abstain
350,747	1,257	15,054

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

Date: August 8, 2005

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