Form 10-Q
period 2005-09-30
WEST SUBURBAN BANCORP INC
filed 2005-11-09
CIK 805080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2005

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
Yes ☒ No ☐.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the Issuer’s class of common stock as of the latest practicable date.

15,000,000 shares of Common Stock, no par value, were authorized, and 432,495 shares of Common Stock were issued and outstanding, as of November 9, 2005.

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

PART I

ITEM 1.  FINANCIAL STATEMENTS

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(UNAUDITED)

	September 30,	December 31,
	2005	2004
Assets
Cash and due from banks	$44,945	$40,402
Federal funds sold	416	10,998
Total cash and cash equivalents	45,361	51,400
Securities
Available for sale (amortized cost of $490,209 in 2005 and $486,663 in 2004)	481,414	481,595
Held to maturity (fair value of $72,010 in 2005 and $71,690 in 2004)	72,335	71,936
Federal Home Loan Bank stock	5,566	5,352
Total securities	559,315	558,883
Loans, less allowance for loan losses of $11,697 in 2005 and $10,527 in 2004	1,095,424	1,046,125
Cash surrender value of bank-owned life insurance	31,681	30,296
Premises and equipment, net	39,783	40,641
Other real estate	949	3,156
Accrued interest and other assets	18,490	17,548
Total assets	$1,791,003	$1,748,049

Liabilities and shareholders’ equity
Deposits
Demand-noninterest-bearing	$155,311	$153,081
Interest-bearing	1,430,973	1,416,661
Total deposits	1,586,284	1,569,742
Prepaid solutions cards	14,536	11,646
Borrowings	17,800	—
Accrued interest and other liabilities	18,812	16,207

Common stock in ESOP subject to contingent repurchase obligation	55,737	53,959

Shareholders’ equity
Common stock, no par value; 15,000,000 shares authorized; 432,495 shares issued and outstanding	3,457	3,457
Surplus	38,066	38,066
Retained earnings	117,347	111,985
Accumulated other comprehensive loss	(5,299)	(3,054)
Amount reclassified on ESOP shares	(55,737)	(53,959)
Total shareholders’ equity	97,834	96,495
Total liabilities and shareholders’ equity	$1,791,003	$1,748,049

See accompanying notes to consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Dollars in thousands, except per share data)

(UNAUDITED)

	2005	2004
Interest income
Loans, including fees	$49,661	$43,946
Securities
Taxable	14,534	13,844
Exempt from federal income tax	701	1,357
Federal funds sold	531	208
Total interest income	65,427	59,355

Interest expense
Deposits	21,385	15,864
Other	22	31
Total interest expense	21,407	15,895
Net interest income	44,020	43,460
Provision for loan losses	1,375	200
Net interest income after provision for loan losses	42,645	43,260

Noninterest income
Service fees on deposit accounts	5,524	5,815
Debit card fees	1,405	1,295
Net realized gain (loss) on securities transactions	194	(2,005)
Net gain on sales of loans held for sale	95	194
Prepaid solutions cards	5,100	4,127
Bank-owned life insurance	810	569
Other	3,529	2,824
Total noninterest income	16,657	12,819

Noninterest expense
Salaries and employee benefits	17,270	16,544
Occupancy	3,056	2,999
Furniture and equipment	3,573	3,426
Advertising and promotion	1,343	1,070
Professional fees	1,050	1,009
Prepaid solutions cards	3,445	2,823
Other	3,752	4,625
Total noninterest expense	33,489	32,496

Income before income taxes	25,813	23,583
Income tax expense	7,476	6,771
Net income	$18,337	$16,812

Earnings per share	$42.40	$38.96
Average shares outstanding	432,495	431,546

See accompanying notes to consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Dollars in thousands, except per share data)

(UNAUDITED)

	2005	2004
Interest income
Loans, including fees	$17,766	$14,857
Securities
Taxable	4,894	4,508
Exempt from federal income tax	251	412
Federal funds sold	192	131
Total interest income	23,103	19,908

Interest expense
Deposits	7,821	5,574
Other	13	5
Total interest expense	7,834	5,579
Net interest income	15,269	14,329
Provision for loan losses	750	—
Net interest income after provision for loan losses	14,519	14,329

Noninterest income
Service fees on deposit accounts	1,981	2,042
Debit card fees	475	438
Net realized gain (loss) on securities transactions	168	(2,057)
Net gain on sales of loans held for sale	33	42
Prepaid solutions cards	1,291	1,433
Bank-owned life insurance	274	213
Other	1,122	887
Total noninterest income	5,344	2,998

Noninterest expense
Salaries and employee benefits	5,758	5,504
Occupancy	1,000	1,043
Furniture and equipment	1,103	1,064
Advertising and promotion	554	373
Professional fees	359	220
Prepaid solutions cards	910	878
Other	1,333	1,584
Total noninterest expense	11,017	10,666

Income before income taxes	8,846	6,661
Income tax expense	2,667	1,712
Net income	$6,179	$4,949

Total comprehensive income	$5,196	$12,522

Earnings per share	$14.29	$11.45
Average shares outstanding	432,495	432,059

See accompanying notes to consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Dollars in thousands, except per share data)

(UNAUDITED)

	Common Stock and Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity	Common Stock in ESOP Subject to Contingent Repurchase Obligation
Balance, January 1, 2004	$41,523	$109,952	$(363)	$(1,200)	$(51,371)	$98,541	$51,371

Comprehensive income
Net income	—	16,812	—	—	—	16,812	—
Change in unrealized loss on available for sale securities, net of reclassification and tax effects	—	—	(1,028)	—	—	(1,028)	—
Total comprehensive income						15,784
Cash dividends declared - $30.00 per share	—	(12,975)	—	—	—	(12,975)	—
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	(1,032)	(1,032)	1,032
ESOP shares committed to be released	—	—	—	1,200	—	1,200	—
Balance, Septemeber 30, 2004	$41,523	$113,789	$(1,391)	$—	$(52,403)	$101,518	$52,403

	Common Stock and Surplus	Retained Earnings	Accumulated Other Compre hensive Loss	Unearned ESOP Shares	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity	Common Stock in ESOP Subject to Contingent Repurchase Obligation
Balance, January 1, 2005	$41,523	$111,985	$(3,054)	$—	$(53,959)	$96,495	$53,959

Comprehensive income
Net income	—	18,337	—	—	—	18,337	—
Change in unrealized loss on available for sale securities, net of reclassification and tax effects	—	—	(2,245)	—	—	(2,245)	—
Total comprehensive income						16,092
Cash dividends declared - $30.00 per share	—	(12,975)	—	—	—	(12,975)	—
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	(1,778)	(1,778)	1,778
Balance, September 30, 2005	$41,523	$117,347	$(5,299)	$—	$(55,737)	$97,834	$55,737

See accompanying notes to consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Dollars in thousands)

(UNAUDITED)

	2005	2004
Cash flows from operating activities
Net income	$18,337	$16,812
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,499	2,759
Provision for loan losses	1,375	200
Deferred income tax provision	1,455	144
Net premium amortization of securities	935	1,467
Net realized (gain) loss on securities transactions	(194)	2,005
Amortization of deferred loan fees	270	343
Federal Home Loan Bank stock dividends	(214)	(234)
Increase in cash surrender value of bank-owned life insurance	(1,385)	(1,165)
Net gain on sales of loans held for sale	(95)	(194)
Sales of loans held for sale	5,793	12,409
Origination of loans held for sale	(5,994)	(11,686)
Net loss on sales of premises and equipment	—	11
Net (gain) loss on sales of other real estate	(204)	86
ESOP compensation expense	—	1,200
(Increase) decrease in accrued interest and other assets	(916)	677
Increase in accrued interest and other liabilities	2,606	201
Net cash provided by operating activities	24,268	25,035
Cash flows from investing activities
Securities available for sale
Sales	22,600	250,225
Maturities and calls	50,086	106,979
Purchases	(76,998)	(312,816)
Securities held to maturity
Maturities and calls	2,165	5,794
Purchases	(2,539)	(50,548)
Net (increase) decrease in loans	(52,085)	8,093
Investment in bank-owned life insurance policies	—	(10,000)
Purchases of premises and equipment	(1,641)	(776)
Sales of premises and equipment	—	4
Sales of other real estate	3,848	1,180
Net cash used in investing activities	(54,564)	(1,865)
Cash flows from financing activities
Net increase in deposits	16,542	20,509
Increase in borrowings	17,800	—
Increase (decrease) in prepaid solutions cards	2,890	(3,188)
Dividends paid	(12,975)	(12,975)
Net cash provided by financing activities	24,257	4,346
Net (decrease) increase in cash and cash equivalents	(6,039)	27,516
Beginning cash and cash equivalents	51,400	69,344
Ending cash and cash equivalents	$45,361	$96,860

Supplemental disclosures
Cash paid for
Interest	$21,916	$16,094
Income taxes	5,702	6,516
Other real estate acquired through loan foreclosure	1,437	5,543

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

Note 2 - Securities

Securities with unrealized losses for the periods ended September 30, 2005 and December 31, 2004 are presented below by the length of time the securities have been in a continuous unrealized loss position:

	September 30, 2005
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Corporate	$2,946	$319	$42,908	$616	$45,854	$935
U.S. government agencies and corporations	175,091	2,256	133,855	3,522	308,946	5,778
Mortgage-backed	142,320	2,007	17,419	763	159,739	2,770
States and political subdivisions	4,120	25	5,157	119	9,277	144
Preferred stock	—	—	835	168	835	168
Total temporarily impaired	$324,477	$4,607	$200,174	$5,188	$524,651	$9,795

	December 31, 2004
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Corporate	$39,671	$594	$—	$—	$39,671	$594
U.S. government agencies and corporations	291,506	2,573	32,199	790	323,705	3,363
Mortgage-backed	108,449	1,045	17,497	666	125,946	1,711
States and political subdivisions	9,563	183	7,730	7	17,293	190
Preferred stock	—	—	760	243	760	243
Total temporarily impaired	$449,189	$4,395	$58,186	$1,706	$507,375	$6,101

Unrealized losses on debt securities have not been recognized as management has the intent and ability to hold the securities until the maturity date of the securities and no concerns exist with the respect to the ability of the issuer to satisfy its obligations at maturity. Management believes that the unrealized losses do not represent an impairment that is other-than-temporary and that the value of the debt securities is likely to recover as the securities approach their maturity date and/or repricing date. At September 30, 2005, preferred stock with an amortized cost of $1.0 million had unrealized losses for a continuous period of twelve months or more and the amount of the unrealized losses as of that date was $.2 million. The Company has determined this unrealized loss to be temporary as management expects the security to recover its original costs as interest rates increase and the Company has both the intent and ability to hold the investment until such recovery occurs. The preferred stock is issued by the Federal Home Loan Mortgage Corporation. Management does not believe that the unrealized loss as of September 30, 2005 on any individual investment security represents other-than-temporary impairment.

Note 3 - Financial Instruments with Off-Balance Sheet Risk

Unused lines of credit and other commitments to extend credit not reflected in the financial statements are as follows:

	September 30, 2005			December 31, 2004
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commercial loans and lines of credit	$1,317	$163,836	$165,153	$956	$168,157	$169,113
Check credit lines of credit	1,222	—	1,222	1,262	—	1,262
Mortgage loans	8,596	2,585	11,181	5,170	1,750	6,920
Home equity lines of credit	—	177,399	177,399	—	170,301	170,301
Letters of credit	—	36,560	36,560	—	31,973	31,973
Credit card lines of credit	—	54,861	54,861	—	76,003	76,003
Total	$11,135	$435,241	$446,376	$7,388	$448,184	$455,572

Fixed rate commercial loan commitments at September 30, 2005 generally had interest rates ranging from 4.50% to 9.00% with terms ranging from 1 to 5 years. Fixed rate mortgage loan commitments at September 30, 2005 generally had interest rates ranging from 5.13% to 6.13% with terms ranging from 10 to 30 years. Fixed rate check credit lines of credit had interest rates of 18.00% at September 30, 2005.

Note 4 - Common Stock in ESOP Subject to Contingent Repurchase Obligation

At September 30, 2005 and December 31, 2004, the ESOP held 83,563 and 83,270 shares of West Suburban common stock, respectively. Upon termination of their employment, participants who elect to receive their benefit distributions in the form of West Suburban common stock may require the Company to purchase the common stock distributed at fair value during two 60-day periods. The first purchase period begins on the date the benefit is distributed and the second purchase period begins on the first anniversary of the distribution date. This contingent repurchase obligation is reflected in the Company’s financial statements as “Common stock in ESOP subject to contingent repurchase obligation” and reduces shareholders’ equity by an amount that represents the independently appraised fair value of all West Suburban common stock held by the ESOP and allocated to participants, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares. At September 30, 2005 and December 31, 2004, this contingent repurchase obligation reduced shareholders’ equity by $55,737 and $53,959, respectively. The Company believes that the ESOP will continue to have a sufficient amount of cash to distribute benefit payments to former employees and that the exercise of the right of former employees to cause the Company to purchase West Suburban common stock is unlikely.

Note 5 - New Accounting Pronouncements

In December 2004, FASB issued Statement 123 (revised), “Share-based Payment” which requires companies to record compensation expense for certain stock options provided to employees. Because the Company does not currently offer stock options, Statement 123 (revised) will not have an impact on the Company’s financial condition or results of operations.

Note 6 – Borrowings

Borrowings outstanding as of September 30, 2005, consisted of $15.8 million in federal funds purchased and $2.0 million in Federal Home Loan Bank of Chicago (“FHLB”) advances. The federal funds were purchased for a one day period and are subject to renewal in accordance with the policies and procedures of the Company. At September 30, 2005, the federal funds purchased had an annual interest rate of 4.00%. The FHLB advances were borrowed for a three day period, subject to renewal in accordance with the policies and procedures of the Company, and had an annual interest rate of 4.21%.

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

In management’s view, the accounting policies that are critical to the Company are those relating to estimates, assumptions and judgments concerning the determination of the adequacy of the allowance for loan losses.

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

The following table presents the Company’s significant fixed and determinable contractual obligations and significant commitments by payment date as of September 30, 2005 (dollars in thousands). The payment amounts represent those amounts contractually due to the recipient and do not include any carrying value adjustments.

	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
Deposits without a stated maturity	$1,093,189	$—	$—	$—	$1,093,189
Time deposits	235,908	193,597	63,590	—	493,095
Borrowings	17,800	—	—	—	17,800
Operating leases	108	170	108	229	615
Prepaid solutions cards	14,536	—	—	—	14,536
Commitments to extend credit
Fixed Rate					11,135
Variable Rate					435,241

Balance Sheet Analysis

Asset Distribution.  Total consolidated assets at September 30, 2005 increased 2.5% from December 31, 2004. This increase was primarily due to the growth in the loan portfolio. Asset growth was funded primarily by higher levels of deposits and borrowings. Additionally, total year-to-date average assets for the nine month period ended September 30, 2005 increased 2.1% from the same period in 2004.

Cash and cash equivalents at September 30, 2005 decreased 11.7% from December 31, 2004 due to a decrease in federal funds sold. The Company expects lower balances to continue for the near future as it is generally the Company’s practice to redeploy its cash and cash equivalents into higher earning assets, including loans and investment securities.

Although the aggregate amount of the Company’s securities portfolio was level during the first nine months of 2005, the Company made investments in mortgage-backed securities during 2005. Investing in amortizing securities as compared to securities with a single payment at maturity is an important element in the Company’s liquidity management in the current rising interest rate environment. The Company considers monthly paydowns on mortgage-backed securities as a consistent source of cash flows. This practice also allows the Company to manage its liquidity position while obtaining higher yields over the entire interest rate cycle compared to other investments such as federal funds sold.

During the first nine months of 2005, the Company’s accumulated other comprehensive loss increased $2.2 million due to a change in unrealized loss on securities available for sale, net of reclassification and tax effects. Unrealized loss on securities available for sale increased due to the increase in market interest rates. The Company will continue to monitor its level of available for sale and held to maturity securities and will classify new securities in the appropriate category at the time of purchase. Factors reviewed during the classification process include current interest rates and the economic environment as well as liquidity considerations.

The carrying values of the Company’s major categories of securities are summarized in the following table (dollars in thousands):

	September 30, 2005	December 31, 2004	Dollar Change	Percent Change
Securities available for sale
Corporate	$48,649	$50,931	$(2,282)	(4.5)%
U.S. government agencies and corporations	271,944	303,489	(31,545)	(10.4)%
Mortgage-backed	150,551	120,649	29,902	24.8%
States and political subdivisions	9,435	5,766	3,669	63.6%
Total debt securities	480,579	480,835	(256)	(0.1)%
Preferred stock	835	760	75	9.9%
Total securities available for sale	481,414	481,595	(181)	(0.0)%

Securities held to maturity
U.S. government agencies and corporations	43,347	43,405	(58)	(0.1)%
Mortgage-backed	13,533	12,430	1,103	8.9%
States and political subdivisions	15,455	16,101	(646)	(4.0)%
Total securities held to maturity	72,335	71,936	399	0.6%
Federal Home Loan Bank stock	5,566	5,352	214	4.0%
Total securities	$559,315	$558,883	$432	0.1%

Total loans outstanding at September 30, 2005 increased 4.8% from December 31, 2004 primarily due to increased balances in the construction and commercial real estate loan portfolios. The increases in the construction and commercial real estate loan portfolios were primarily due to new loan originations, including a $12.0 million increase in loans outstanding to a current construction loan customer and the origination of a $10.6 million commercial real estate loan. Increases in the residential real estate loan portfolio were offset by decreases in the indirect automobile, home equity, and credit card loan portfolios. The Company anticipates a continuing decline in the indirect automobile loan portfolio primarily due to prepayments and scheduled repayments, as well as the promotional programs currently being offered by automobile dealers. After consistent growth for more than five years, the Company experienced a $4.8 million decrease in the home equity loan portfolio as the market for this loan product has softened. The Company intends to continue to aggressively market home equity loan products. For example, the Company is currently offering a preferred home equity line of credit with an interest rate equivalent to the published Wall Street Journal prime rate minus 1.00%, adjusted monthly. The decline in the credit card loan portfolio was primarily due to the discontinuance of a line of credit cards issued by the Company.

Balances in the Company’s loans are summarized in the following table (dollars in thousands):

	September 30, 2005	December 31, 2004	Dollar Change	Percent Change
Commercial	$279,178	$267,799	$11,379	4.2%
Consumer	7,759	7,552	207	2.7%
Indirect automobile	27,945	38,651	(10,706)	(27.7)%
Real estate
Residential	157,639	146,259	11,380	7.8%
Commercial	220,039	207,978	12,061	5.8%
Home equity	232,775	237,622	(4,847)	(2.0)%
Construction	168,041	135,264	32,777	24.2%
Held for sale	625	329	296	90.0%
Credit card	10,381	14,682	(4,301)	(29.3)%
Other	2,739	516	2,223	430.8%
Total	1,107,121	1,056,652	50,469	4.8%
Allowance for loan losses	(11,697)	(10,527)	(1,170)	11.1%
Loans, net	$1,095,424	$1,046,125	$49,299	4.7%

Allowance for Loan Losses and Asset Quality.  The Company’s allowance for loan losses as a percent of nonperforming loans increased to 350% at September 30, 2005 from 217% at December 31, 2004 and the ratio of nonperforming loans to total loans decreased to .30% at September 30, 2005 from .46% at December 31, 2004. The ratio of nonperforming assets to total assets decreased to .24% at September 30, 2005 from .46% at December 31, 2004.

The Company’s loans 90 days or more past due decreased $.3 million to $.7 million at September 30, 2005 from $1.0 million at December 31 2004.

Nonaccrual loans decreased $1.2 million during the first nine months of 2005. This decrease was primarily due to developments in certain loan relationships. Among these relationships, one relationship representing $1.2 million of nonaccrual loans had a principal reduction and partial charge-off while the other relationship representing $1.1 million of nonaccrual loans had a principal reduction with the remaining balance transferred to other real estate. These decreases were partially offset by additions to nonaccrual loans of two relationships representing an aggregate principal balance of $1.6 million.

The ratio of the allowance for loan losses to total loans was 1.06% at September 30, 2005 and 1.00% at December 31, 2004. The following table presents an analysis of the Company’s nonperforming loans and other real estate as of the dates indicated (dollars in thousands):

	September 30, 2005	December 31, 2004
Loans past due 90 days or more still on accrual	$731	$1,036
Nonaccrual loans	2,610	3,815
Total nonperforming loans	$3,341	$4,851
Nonperforming loans as a percent of total loans	0.30%	0.46%
Allowance for loan losses as a percent of nonperforming loans	350%	217%
Other real estate	$949	$3,156
Nonperforming assets as a percent of total assets	0.24%	0.46%

The following table presents an analysis of the Company’s allowance for loan losses for the periods stated (dollars in thousands):

	2005			2004
	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
Provision - quarter	$750	$625	$—	$—	$—
Provision - year to date	1,375	625	—	200	200
Net charge-offs - quarter	76	68	61	2,659	76
Net charge-offs - year to date	205	129	61	4,093	1,434
Allowance at period end	11,697	11,023	10,466	10,527	13,186
Allowance at period end to total loans	1.06%	1.04%	1.00%	1.00%	1.23%

Bank-owned Life Insurance (“BOLI”).  The cash surrender value of bank-owned life insurance increased to $31.7 million at September 30, 2005 from $30.3 million at December 31, 2004 as a result of earnings related to these policies. The Company acquires life insurance in connection with its strategy to fund and manage its obligations under certain employee benefit plans.

Other Real Estate.  During the first nine months of 2005, the Company acquired properties with an aggregate carrying value of $1.4 million and sold properties with an aggregate carrying value of $3.6 million representing a decrease as of September 30, 2005 of $2.2 million. The Company recorded a gain of $.2 million as a result of these sales.

Deposits.  Total deposits at September 30, 2005 increased 1.1% from December 31, 2004. The increase in total deposits primarily resulted from increases in time deposits. Additionally, the Company believes time deposits will continue to increase due to its promotional efforts and as customers migrate from lower yielding more liquid deposits during the current rising interest rate environment. In general, management promotes its deposit products when appropriate and prices its products in a manner intended to maintain the Company’s net interest margin at an adequate level.

Balances in the Company’s major categories of deposits are summarized in the following table (dollars in thousands):

	September 30, 2005	December 31, 2004	Dollar Change	Percent Change
Demand-noninterest-bearing	$155,311	$153,081	$2,230	1.5%
NOW	308,542	323,979	(15,437)	(4.8)%
Money market checking	214,890	222,214	(7,324)	(3.3)%
Savings	414,446	447,257	(32,811)	(7.3)%
Time deposits
Less than $100,000	356,186	322,184	34,002	10.6%
$100,000 and greater	136,909	101,027	35,882	35.5%
Total	$1,586,284	$1,569,742	$16,542	1.1%

During the first nine months of 2005, average balances in demand-noninterest-bearing deposits increased $2.3 million as compared to the same 2004 period. Average balances in interest-bearing deposits increased $38.9 million during the first nine months of 2005 as compared to the same 2004 period.

Prepaid Solutions Cards.  Prepaid solutions card balances at September 30, 2005 increased 24.8% from December 31, 2004. This increase was primarily due to the implementation of thirty-two new prepaid solutions programs during the first nine months of 2005. The Company will continue to attempt to increase volume by entering into additional programs with new and existing customers.

Borrowings. At September 30, 2005, the Company incurred $17.8 million in borrowings in order to meet its funding needs. These borrowings were incurred in the ordinary course of the Company’s business. A more detailed discussion concerning the Company’s liquidity is presented in the liquidity section of this report.

CAPITAL RESOURCES

Shareholders’ equity at September 30, 2005 increased 1.4% from December 31, 2004 as a result of $18.3 million of net income, reduced by dividends declared of $13.0 million and a decrease in the accumulated other comprehensive loss of $2.2 million, net of deferred taxes. In addition, common stock in ESOP subject to contingent repurchase obligation increased $1.8 million.

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

Management has been advised that as of September 30, 2005 and December 31, 2004, the Bank qualified as a “well-capitalized” institution as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991, as amended. On a consolidated basis, the Company also exceeded regulatory capital requirements. In accordance with applicable regulations, the accumulated other comprehensive loss on debt securities is not included in the calculation of Tier 1 capital. The appraised fair value of West Suburban common stock owned by the ESOP is included in Tier 1 capital.

The following table sets forth the actual and minimum capital ratios of the Company and the Bank as of the dates indicated (dollars in thousands):

	Actual		Minumum To Be Well Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
As of September 30, 2005
Total capital (to risk weighted assets)
Company	$169,753	12.2%	$139,580	10.0%	$30,173
Bank	145,019	10.4%	139,414	10.0%	5,605
Tier 1 capital (to risk weighted assets)
Company	158,056	11.3%	83,748	6.0%	74,308
Bank	133,322	9.6%	83,648	6.0%	49,674
Tier 1 capital (to average assets)
Company	158,056	8.8%	89,820	5.0%	68,236
Bank	133,322	7.4%	89,612	5.0%	43,710

As of December 31, 2004
Total capital (to risk weighted assets)
Company	$163,176	12.1%	$135,304	10.0%	$27,872
Bank	144,708	10.7%	134,838	10.0%	9,870
Tier 1 capital (to risk weighted assets)
Company	152,649	11.3%	81,182	6.0%	71,467
Bank	134,181	10.0%	80,903	6.0%	53,278
Tier 1 capital (to average assets)
Company	152,649	8.8%	87,090	5.0%	65,559
Bank	134,181	7.7%	86,713	5.0%	47,468

LIQUIDITY

Effective liquidity management ensures there is sufficient cash flow to satisfy demand for credit and deposit withdrawals and to take advantage of earnings enhancement opportunities. A large, stable core deposit base and a strong capital position are the solid foundation for the Company’s liquidity position. Liquidity is enhanced by a securities portfolio structured to provide liquidity as needed. The Company also maintains relationships with correspondent banks to purchase federal funds subject to underwriting and collateral requirements. Additionally, subject to credit underwriting, collateral, capital stock, and other requirements of the Federal Home Loan Bank of Chicago (“FHLB”), the Company is able to borrow from the FHLB on a “same day” basis. As of September 30, 2005, the Company could have borrowed up to approximately $109 million from the FHLB secured by certain of its real estate loans and securities. Furthermore, the Company has agreements in place to borrow up to $49.2 million in federal funds. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity and maturity schedules of earning assets and liabilities.

Generally, the Company uses cash and cash equivalents and securities available for sale to meet its liquidity needs. As of September 30, 2005 and December 31, 2004, these liquid assets represented 29.4% and 30.5% of total assets, respectively. During the first nine months of 2005, the Company’s cash and cash equivalents decreased $6.0 million. Net cash provided by operating activities was $24.3 million, while net cash used in investing activities was $54.6 million. Net cash flows provided by financing activities were $24.3 million, resulting primarily from deposit growth and borrowings. Management expects operations and financing activities to be a continuing source of cash flow in the future.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Net Income.  The Company’s net income for the first nine months of 2005 increased 9.1% compared to the first nine months of 2004. Net income was positively affected by an increase in total noninterest income of $3.8 million and an increase in net interest income of $.6 million. Net income was negatively affected by an increase in total noninterest expense of $1.0 million and an increase in income tax expense of $.7 million, along with an increase in the provision for loan losses of $1.2 million.

Net Interest Income.  Net interest income for the first nine months of 2005 increased 1.3% compared to 2004. Net interest income is the primary source of income for the Company. Net interest income is the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by changes in volume and yield on interest-earning assets and the volume and rates on interest-bearing liabilities. Interest-earning assets consist of federal funds sold, securities and loans. Interest-bearing liabilities primarily consist of deposits. The net interest margin is the percentage of tax-equivalent net interest income to average earning assets. The Company’s net interest margin (on a fully tax-equivalent basis) decreased to 3.58% for the nine months ended September 30, 2005 compared to 3.65% for the same period in 2004.

Total interest income (on a fully tax equivalent basis) increased 9.5% for the first nine months of 2005 compared to the first nine months of 2004 primarily due to increasing yields in the Company’s loan portfolio. Average loans decreased .6% during this period and the yield on the portfolio increased 76 basis points. Yields on the Company’s home equity loan portfolio increased 67 basis points during this period. This increase was primarily due to increases in the interest rate charged for home equity lines of credit that adjusted as a result of increases in the prime rate. Beginning in 2004, the prime rate increased due to increases in interest rates initiated by the Federal Reserve. The average prime rate for the first nine months of 2005 was 5.94% compared to 4.15% for the first nine months of 2004. Yields on the commercial loan portfolio increased 155 basis points during this period. The majority of commercial loans have adjustable rates that are tied to the prime rate. Yields on investment securities decreased 36 basis points during this period. This was primarily due to transactions undertaken in the third quarter of 2004 to reposition the investment portfolio, which was intended to shorten the duration and reduce the interest rate risk of the portfolio, resulting in lower yields.

Total interest expense increased 34.7% for the first nine months of 2005 compared to the first nine months of 2004. Interest on deposits, accounted for all of the increase, due to higher rates offered on deposits. The yield on interest-bearing deposits increased 47 basis points to 1.97% at September 30, 2005 from 1.50% at September 30, 2004. The Company increased rates in order to maintain its current accounts and attract new customers. Management anticipates a steady rise in the Company’s interest expense resulting from the current rising interest rate environment.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities (on a fully tax-equivalent basis) for the nine-month period ended September 30, 2005, as compared to the same period in 2004 (dollars in thousands):

	Change due to		Total
	Volume	Rate	Change
Interest Income
Federal funds sold	$54	$269	$323
Securities	1,132	(1,450)	(318)
Loans	(300)	6,013	5,713
Total interest income	886	4,832	5,718
Interest Expense
Interest-bearing deposits	574	4,947	5,521
Other interest-bearing liabilities	(68)	59	(9)
Total interest expense	506	5,006	5,512
Net interest income	$380	$(174)	$206

The following table presents an analysis of the Company’s year-to-date average interest-earning assets, demand-noninterest-bearing deposits and interest-bearing liabilities for the dates indicated (dollars in thousands):

	2005			2004
	September 30	June 30	March 31	December 31	September 30
Federal funds sold	$24,235	$25,112	$24,578	$24,838	$21,753
Securities	577,018	577,525	558,853	534,562	535,175
Loans	1,056,434	1,043,922	1,042,303	1,061,218	1,062,340
Total interest-earning assets	$1,657,687	$1,646,559	$1,625,734	$1,620,618	$1,619,268

Demand-noninterest-bearing deposits	$147,425	$144,939	$142,894	$147,130	$145,103
Interest-bearing deposits	1,450,852	1,444,945	1,428,038	1,410,692	1,411,918
Total deposits	$1,598,277	$1,589,884	$1,570,932	$1,557,822	$1,557,021
Total interest-bearing liabilities	$1,451,626	$1,445,603	$1,429,224	$1,413,276	$1,415,132

Provision for Loan Losses.  The Company’s provision for loan losses increased $1.2 million in the first nine months of 2005 compared to the first nine months of 2004, as a result of loan growth and increases in specific allowances for loan loss allocated to certain impaired loans. A more detailed discussion of the allowance for loan losses is presented in the Allowance for Loan Losses and Asset Quality section of this report.

Noninterest Income.  Total noninterest income increased 29.9% for the first nine months of 2005 compared to the first nine months of 2004. Service fees on deposit accounts decreased $.3 million primarily from a decline in service charges associated with the overdraft honors program. Although management believes the income from this program may vary from period to period, the program is intended to provide continuing fee income. Net realized gain on securities transactions increased $2.2 million to a gain position of $.2 million at September 30, 2005. During the third quarter of 2004, the Company undertook transactions to reposition the investment portfolio intended to shorten the duration and reduce the interest rate risk of the portfolio. The Company also experienced a decrease in net gains on sales of loans held for sale of $.1 million as the Company elected to hold certain 30-year fixed rate mortgage loans, which was a change from its prior practice of selling these loans into the secondary market. The Company anticipates that this change and additional increases in interest rates will have a continuing negative impact on the amount of gains on the sales of loans that it recognizes. Bank-owned life insurance income increased $.2 million primarily due to an increase in the Company’s investment in this asset. Prepaid solutions card income increased $1.0 million primarily due to increased income from two customer relationships in the aggregate amount of $1.5 million offset by decreases in income from two other relationships in the aggregate amount of $.5 million. One of these relationships was eliminated accounting for $.3 million of the decrease and the other customer undertook an evaluation of its programs resulting in a significant reduction in the number of prepaid solutions cards that it issued. This action resulted in an additional decrease to prepaid solutions card income of $.2 million. Other noninterest income increased $.7 million primarily due to gains on the sales of other real estate and increased travel agency income.

Noninterest Expense.  Total noninterest expense increased 3.1% for the first nine months of 2005 compared to the first nine months of 2004. Salaries and employee benefits increased $.7 million due to normal salary increases and increased staffing within the prepaid solutions group. Prepaid solutions card expense, including expenses related with the production of cards, postage and processing services, increased $.6 million during this period. This increase was driven by increases in volume for existing programs and the implementation of new programs. The Company anticipates that this expense will continue to increase as new programs continue to be implemented. Advertising and promotion increased $.3 million due to increased expenses associated with the promotion of the Company’s prepaid solutions products. Additionally, the Company incurred increased expenses associated with the promotion of its commercial and home equity loan products. Furniture and equipment expense increased $.1 million due to increased data processing costs associated with the Company’s online banking products and services. Other noninterest expense decreased $.9 million primarily due to decreased loan expense from lower appraisal costs and recording fees. Additionally, other losses expense and other expenses related to Visa® cards also decreased during this period due to the Company receiving credit on previous billings.

Income Taxes.  Income tax expense increased 10.4% for the first nine months of 2005 compared to the first nine months of 2004 due to higher taxable income. The effective tax rates for the first nine months of 2005 and 2004 were 29.0% and 28.7%, respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Net Income.  The Company’s net income for the third quarter of 2005 increased 24.9% compared to the third quarter of 2004. Net income was positively affected by an increase in total noninterest income of $2.3 million and an increase in net interest income of $.9 million. Net income was negatively affected by an increase in the provision for loan loss of $.8 million, an increase in noninterest expense of $.4 million and an increase in income tax expense of $1.0 million.

The Company’s net interest margin (on a fully tax-equivalent basis) for the third quarter of 2005 increased to 3.64% compared to 3.58% for the third quarter of 2004.

Net Interest Income.  Total interest income (on a fully tax-equivalent basis) increased 15.4% for the third quarter of 2005 compared to the third quarter of 2004 primarily due to increasing yields in the Company’s loan portfolio. Average loans increased 1.9% during this period and the yield on the portfolio increased 97 basis points. Yields on the Company’s home equity loan portfolio increased 89 basis points during this period. This increase was primarily due to variable rate home equity lines of credit being tied to the prime rate. Beginning in 2004, the prime rate increased due to increases in federal funds rate initiated by the Federal Reserve. The average prime rate for the third quarter of 2005 was 6.43% compared to 4.42% for the third quarter of 2004. Yields on the commercial loan portfolio increased 170 basis points during this period. The majority of commercial loans have adjustable rates that are tied to the prime rate. Yields on investment securities decreased 29 basis points during this period. The decrease in investment yields from securities was primarily the result of the Company’s reinvestment of proceeds of called and matured securities partially into the loan portfolio along with securities that provide a lower yield, which was a result of the Company’s repositioning of the securities portfolio in the third quarter of 2004.

Total interest expense increased 40.4% for the third quarter of 2005 compared to the third quarter of 2004. Interest paid on deposits, which accounted substantially for all of the increase, increased primarily due to higher rates offered on deposits. The yield on interest-bearing deposits increased 56 basis points to 2.12% for the third quarter of 2005 from 1.56% for the third quarter of 2004. The Company increased the interest rates paid on its deposits in order to maintain its core deposit base. Management anticipates a steady rise in the Company’s interest expense as a result of upward pressure on interest rates.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities (on a fully tax-equivalent basis) for the three month period ended September 30, 2005, as compared to the same period in 2004 (dollars in thousands):

	Change due to		Total
	Volume	Rate	Change
Interest Income
Federal funds sold	$(102)	$163	$61
Securities	522	(384)	138
Loans	328	2,580	2,908
Total interest income	748	2,359	3,107
Interest Expense
Interest-bearing deposits	255	1,992	2,247
Other interest-bearing liabilities	(3)	11	8
Total interest expense	252	2,003	2,255
Net interest income	$496	$356	$852

The following table presents an analysis of the Company’s quarterly average interest-earning assets, demand-noninterest-bearing deposits and interest-bearing liabilities, for the dates indicated (dollars in thousands):

	September 30, 2005	September 30, 2004
Federal funds sold	$22,508	$34,461
Securities	576,019	519,111
Loans	1,080,162	1,059,824
Total interest-earning assets	$1,678,689	$1,613,396

Demand-noninterest-bearing deposits	$152,298	$148,548
Interest-bearing deposits	1,462,476	1,414,767
Total deposits	$1,614,774	$1,563,315
Total interest-bearing liabilities	$1,463,475	$1,415,926

Provision for Loan Losses.  The Company’s provision for loan losses increased $.8 million in the third quarter of 2005 compared to the third quarter of 2004. This was primarily the result of provisions for the $47.3 million increase in total loans during the third quarter of 2005 and an increase in specific allowances for impaired loans. This increase is primarily attributable to two large customers. A more detailed discussion of the allowance for loan losses is presented in the Allowance for Loan Losses and Asset Quality section of this report.

Noninterest Income.  Total noninterest income increased 78.3% for the third quarter of 2005 compared to the third quarter of 2004. Service fees on deposit accounts decreased $.1 million primarily from a decline in service charges associated with the overdraft honors program. Although management believes the income from this program may vary from period to period, the program is intended to provide continuing fee income. Net realized gain on securities transactions increased $2.2 million to a gain position of $.2 million at September 30, 2005. During the third quarter of 2004, the Company undertook transactions to reposition the investment portfolio intending to shorten the duration and reduce the interest rate risk of the portfolio. Prepaid solutions card income decreased $.1 million primarily due to developments in two customer relationships which had the effect of offsetting increases in income from two of the Company’s other customers.  One business relationship was eliminated and the other relationship undertook an evaluation of its programs that resulted in a significant reduction in the number of prepaid solutions cards it issued. This action resulted in a decrease to prepaid solutions card income of $.2 million compared to the third quarter of 2004. These decreases were offset by an increase in one business relationship of $.3 million which was a result of increased activity with this relationship. Other noninterest income increased $.2 million primarily due to increased travel agency income.

Noninterest Expense.  Total noninterest expense increased 3.3% for the third quarter of 2005 compared to the third quarter of 2004. Salaries and employee benefits increased $.3 million due to normal salary increases and increased staffing with the prepaid solutions group. Advertising and promotion expense increased $.2 million primarily due to the initiatives related to the prepaid solutions group and commercial loans. Professional fees expense increased $.1 million primarily due to costs associated with investment initiatives intended to enhance profitability and to provide capital-raising alternatives. Additionally, costs associated with prepaid solutions group also increased during this time period. The Company anticipates that this expense will continue to increase as new programs continue to be implemented. Other expense decreased $.3 million primarily due to reduced loan expense.

Income Taxes.  Income tax expense increased 55.8% for the third quarter of 2005 compared to the third quarter of 2004 primarily due to higher taxable income. The effective tax rates for the third quarter of 2005 and 2004 were 30.1% and 25.7% respectively. During the third quarter of 2004, the Company experienced a reduction to income subject to state taxation resulting in the lower effective tax rate.

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

Presented below are the Company’s projected changes in net interest income over a twelve-month horizon for the various rate shock levels as of the periods indicated (dollars in thousands):

September 30, 2005	Amount	Dollar Change	Percent Change
+200 basis points	$69,663	$9,393	15.6%
+100 basis points	65,037	4,767	7.9%
Base	60,270	—	—
-100 basis points	55,183	(5,087)	(8.4)%
-200 basis points	48,141	(12,129)	(20.1)%

December 31, 2004	Amount	Dollar Change	Percent Change
+200 basis points	$56,487	$2,129	3.9%
+100 basis points	55,760	1,402	2.6%
Base	54,358	—	—
-100 basis points	49,195	(5,163)	(9.5)%
-200 basis points	44,459	(9,899)	(18.2)%

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2005. Based on that evaluation, the Company’s management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. That evaluation did not identify any changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 9, 2005
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

3.3

Articles of Amendment to Articles of Incorporation of West Suburban filed September 20, 1990 – Incorporated by reference from Exhibit 3.3 of Form 10-K of West Suburban dated March 21, 2003, under Commission File No. 0-17609.

3.4

Articles of Amendment to Articles of Incorporation of West Suburban filed September 8, 1998 – Incorporated by reference from Exhibit 3.4 of Form 10-K of West Suburban dated March 21, 2003, under Commission File No. 0-17609.

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