Form 10-K
period 2005-12-31
WEST SUBURBAN BANCORP INC
filed 2006-03-14
CIK 805080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2005

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

Common Stock, no par value

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐       Accelerated filer ☒        Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐  No ☒

The aggregate fair value of voting common stock of Registrant held by non-affiliates as of February 21, 2005 was $189,261,241(1). At December 31, 2005, the total number of shares of Common Stock outstanding was 432,495.

Documents Incorporated by Reference:

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2005 are incorporated by reference into Parts I, II and IV hereof, to the extent indicated herein. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 2006 are incorporated by reference in Part III hereof, to the extent indicated herein.

(1)                      Based on the last independently appraised fair value of the Registrant’s common stock on February 21, 2006, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of common stock of Registrant.

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

The Bank is headquartered in Lombard, Illinois, and, as of December 31, 2005, maintained 33 full-service branches, four limited-service branches and six departments providing insurance, financial and other services for the convenience of the customers of the Bank throughout the western suburbs of Chicago. Due to the nature of the market areas served by the Bank, the Bank provides a wide range of financial services to individuals and small to medium sized businesses. The western suburbs of Chicago have a diversified economy with many corporate headquarters and numerous small to medium sized industrial and non-industrial businesses.

The Bank engages in a general full service retail banking business and offers a broad variety of consumer and commercial products and services. The Bank also offers insurance services through West Suburban Insurance Services, Inc., travel agency services through Travel With West Suburban, land trust services, stored value card products through the Prepaid Solutions Group and safe deposit boxes. The Bank provides extended banking hours including Sunday hours and 24-hour banking through a proprietary network of 58 automated teller machines (“ATMs”), Tele-Bank 24 (a bank-by-phone system) and online banking at www.westsuburbanbank.com. Other consumer related services are also available, including investment products and a Visa card through West Suburban Bank Card Services.

The following table sets forth financial and other information concerning the Bank as of and for the year ended December 31, 2005 (dollars in thousands):

Year Formed/Year Affiliated with	Number of	Total	Shareholders’	Net

					Return on Average
West Suburban	Locations	Assets	Equity	Income	Assets	Equity
West Suburban Bank
(1962/1988)	37	$1,818,853	$126,424	$25,145	1.42%	19.13%

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

EMPLOYEES

The Company employed 616 persons (495 full-time equivalent employees) on December 31, 2005. The Company believes that its relationship with its employees is good.

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

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. As of the date of this filing, the Company has not applied for approval to operate as a financial holding company.

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

The risk-based and leverage standards described above are minimum requirements. Higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2005, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

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

During the year ended December 31, 2005, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2006, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

FICO Assessments. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC’s Savings Association Insurance Fund (“SAIF”) has been used to cover interest payments due on the outstanding obligations of the Financing Corporation (“FICO”). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF’s predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2005, the FICO assessment rate for BIF and SAIF members was approximately 0.01% of deposits.

Supervisory Assessments. All Illinois banks are required to pay supervisory assessments to the DFPR to fund the operations of the DFPR. The amount of the assessment is calculated on the basis of an institution’s total assets, including consolidated subsidiaries, as reported to the DFPR. During the year ended December 31, 2005, the Bank paid supervisory assessments to the DFPR totaling $.16 million.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. The FDIC has established the following minimum capital standards for state-chartered insured non-member banks, such as the Bank: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. In general, the components of Tier 1 capital and total capital are the same as those for bank holding companies discussed above.

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

As of December 31, 2005: (i) the Bank was not subject to a directive from the FDIC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under FDIC capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by FDIC regulations.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the Illinois Banking Act, Illinois-chartered banks generally may not pay dividends in excess of their net profits.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2005. As of December 31, 2005, approximately $4.6 million was available to be paid as dividends by the Bank. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

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

Branching Authority. Illinois banks, such as the Bank, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals. Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is permitted only in those states the laws of which expressly authorize such expansion.

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

Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $48.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $48.3 million, the reserve requirement is $1.215 million plus 10% of the aggregate amount of total transaction accounts in excess of $48.3 million. The first $7.8 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

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

Available Information

West Suburban’s Internet address is www.westsuburbanbank.com. Beginning from at least November 15, 2002, West Suburban has made available on or through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the reports were electronically filed with, or furnished to, the Securities and Exchange Commission.

EXECUTIVE OFFICERS OF WEST SUBURBAN

The names and ages of the executive officers of West Suburban, along with a brief description of the business experience of each person during the past five years, and certain other information is set forth below:

Name (Age) and Position and Offices with West Suburban (year first elected to office)	Principal Occupations and Employment for Past Five Years and Other Information

Kevin J. Acker (56) Chairman and Chief Executive Officer (1993) and Vice President (1986)	Senior Vice President, Marketing of the Bank since 1997

Keith W. Acker (56) Chief Operations Officer (1996)	Director, President and Trust Officer of the Bank since 1986

Duane G. Debs (49) President (1997) and Chief Financial Officer (1993)	Senior Vice President, Trust Officer of the Bank since 1997 and Vice President, Comptroller of the Bank since 1987

Michael P. Brosnahan (56) Vice President (1997)	Senior Vice President, Commercial Lending and Community Reinvestment Act Officer of the Bank since 1989

STATISTICAL DATA

The statistical data required by Exchange Act Industry Guide 3, “Statistical Disclosure By Bank Holding Companies,” has been incorporated by reference from the Company’s 2005 Annual Report to Shareholders (attached as Exhibit 13 hereto) or is set forth below. This data should be read in conjunction with the Company’s 2005 Consolidated Financial Statements and related notes, and the discussion included in Management’s Discussion and Analysis of Financial Condition and Results of Operations as set forth in the Company’s 2005 Annual Report to Shareholders.

Securities

The following table sets forth by category the amortized cost of securities at December 31 (dollars in thousands):

	2005	2004	2003
Available for sale
Corporate	$45,417	$51,198	$45,831
U.S. government agencies and corporations	277,326	306,669	323,910
Mortgage-backed	145,289	121,969	38,346
States and political subdivisions	10,590	5,824	33,420
Preferred stock	1,003	1,003	17,239
Total securities available for sale	479,625	486,663	458,746
Held to maturity
U.S. government agencies and corporations	37,347	43,405	13,998
Mortgage-backed	13,018	12,430	1,959
States and political subdivisions	14,580	16,101	13,238
Total securities held to maturity	64,945	71,936	29,195
Federal Home Loan Bank stock	5,619	5,352	5,039
Total securities	$550,189	$563,951	$492,980

The following table sets forth, by contractual maturity, the amortized cost and weighted average yield of debt securities available for sale at December 31, 2005. Yields on tax-exempt securities represent tax equivalent yields, net of premium amortization and discount accretion (dollars in thousands):

	Corporate		U.S. Government Agencies and Corporations		Mortgage-backed		States and Political Subdivisions
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Within 1 year	$1,021	2.45%	$52,966	2.65%	$—	—%	$450	5.70%
After 1 year but within 5 years	31,931	3.87%	212,518	3.22%	9,894	3.94%	8,983	4.27%
After 5 years but within 10 years	9,965	4.24%	11,842	3.22%	36,359	3.55%	646	4.52%
After 10 years	2,500	5.51%	—	—%	99,036	3.80%	511	3.50%
Total	$45,417	4.01%	$277,326	3.11%	$145,289	3.75%	$10,590	4.31%

The weighted average yield on preferred stock and Federal Home Loan Bank stock was 4.43% at December 31, 2005.

The following table sets forth, by contractual maturity, the amortized cost and weighted average yield of securities held to maturity at December 31, 2005 (dollars in thousands). Yields on tax-exempt securities represent tax equivalent yields, net of premium amortization and discount accretion:

	U.S. Government Agencies and Corporations		Mortgage-backed		States and Political Subdivisions
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Within 1 year	$19,750	3.38%	$—	—%	$723	7.16%
After 1 year but within 5 years	17,597	3.44%	—	—%	6,377	7.23%
After 5 years but within 10 years	—	—%	—	—%	3,951	6.03%
After 10 years	—	—%	13,018	4.45%	3,529	6.60%
Total	$37,347	3.41%	$13,018	4.45%	$14,580	6.73%

No securities holdings of a single issuer, other than U.S. government agencies and corporations, exceed 10% of shareholders’ equity of the Company at December 31, 2005. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Approximately $147.0 million of securities are callable in 2006. Most of these callable securities were issued by U.S. government agencies and corporations.

Loan Portfolio

The following table sets forth the major loan categories at December 31 (dollars in thousands):

	2005	2004	2003	2002	2001
Commercial	$276,898	$267,799	$270,220	$330,775	$323,036
Consumer	7,501	7,552	10,040	11,591	10,514
Indirect automobile	24,939	38,651	60,929	90,617	102,183
Real estate
Residential	160,902	146,259	135,776	135,311	152,495
Commercial	225,794	207,978	217,865	212,010	195,800
Home equity	229,514	237,622	205,272	169,020	145,972
Construction	165,484	135,264	171,975	174,001	157,328
Held for sale	140	329	989	4,224	5,840
Credit card	10,545	14,682	14,872	13,732	10,437
Other	711	516	697	1,382	2,033
Total	1,102,428	1,056,652	1,088,635	1,142,663	1,105,638
Allowance for loan losses	(10,681)	(10,527)	(14,420)	(13,847)	(12,262)
Loans, net	$1,091,747	$1,046,125	$1,074,215	$1,128,816	$1,093,376

The following table sets forth the maturity and interest rate sensitivity of selected loan categories at December 31, 2005 (dollars in thousands):

	Remaining Maturity
	One year or less	One to five years	Over five years	Total
Real estate-construction	$165,043	$441	$—	$165,484
Other loans	404,538	315,358	217,048	936,944
Total	$569,581	$315,799	$217,048	$1,102,428

Variable rate	$558,066	$208,603	$4,744	$771,413
Fixed rate	11,515	107,196	212,304	331,015
Total	$569,581	$315,799	$217,048	$1,102,428

Nonperforming Loans

The following table sets forth the aggregate amount of nonperforming loans and selected ratios at December 31 (dollars in thousands):

	2005	2004	2003	2002	2001
Loans past due 90 days or more still on accrual	$1,665	$1,036	$380	$1,789	$11,338
Nonaccrual loans	533	3,815	15,008	12,021	3,945
Total nonperforming loans	2,198	4,851	15,388	13,810	15,283
Other real estate	210	3,156	1,266	40	1,410
Total nonperforming assets	$2,408	$8,007	$16,654	$13,850	$16,693

Nonperforming loans as a percent of total loans	0.2%	0.5%	1.4%	1.2%	1.4%
Nonperforming assets as a percent of total assets	0.1%	0.5%	1.0%	0.9%	1.1%

The Company’s general policy is to discontinue accruing interest on a loan when it becomes 90 days past due or, on an earlier date, if management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of principal or interest is doubtful. In some circumstances a loan that is more than 90 days past due can remain on accrual status if it is fully secured and in process of collection. When a loan has been placed on nonaccrual, interest earned but not collected is charged back to interest income. When payments are received on nonaccrual loans, the payment is first applied to principal, then to interest income and finally to expenses incurred for collection. Interest income received on nonaccrual loans was immaterial for the years presented above. Potential problem loans are loans included on a watch list presented to the board of directors that do not meet the definition of a nonperforming loan. Our decision to include performing loans on a watch list does not necessarily mean that we expect losses to occur, rather, that we believe a higher degree of risk is associated with these loans. Potential problem loans as of December 31, 2005 were $19.8 million.

Allowance for Loan Losses

The Company maintains an allowance for loan losses at a level management believes is sufficient to absorb probable incurred credit losses in the loan portfolio. The allowance for loan losses represents the Company’s estimate of probable incurred credit losses in the loan portfolio at each balance sheet date and is based on the review of available and relevant information. The allowance contains allocations for probable incurred credit losses that have been identified relating to specific borrowing relationships as well as probable incurred credit losses for pools of loans. The allowance for loan losses is evaluated monthly by the Company to determine the appropriate level of the allowance. The amount of the allowance for loan losses is determined based on a variety of factors, including assessment of the credit risk of the loans in the loan portfolio, volume of the loans, delinquent loans, evaluation of current economic conditions in the market area, actual charge-offs during the period and historical loss experience. Loan quality is continually monitored by management and reviewed by the loan committee on a monthly basis.

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

Management adjusts the allowance for loan losses by recording a provision for loan losses in an amount sufficient to maintain the allowance at the level determined appropriate. Loans are charged-off when deemed to be uncollectible by management. The Company believes that the allowance for loan losses is adequate to provide for estimated probable incurred credit losses in the loan portfolio.

The following table sets forth the activity in the allowance for loan losses for the years ended and at December 31 (dollars in thousands):

	2005	2004	2003	2002	2001
Allowance for loan losses at beginning of period	$10,527	$14,420	$13,847	$12,262	$11,399
Loan charge-offs
Commercial	1,250	3,936	1,408	5,869	1,789
Consumer	12	31	19	61	6
Indirect automobile	79	113	186	244	171
Real estate
Residential	—	—	—	—	45
Commercial	—	164	48	341	—
Home equity	—	12	9	—	30
Construction	—	—	—	—	—
Credit card	192	236	195	274	217
Other	56	72	82	12	47
Total loan charge-offs	1,589	4,564	1,947	6,801	2,305
Loan recoveries
Commercial	252	315	227	95	113
Consumer	4	3	12	5	8
Indirect automobile	47	65	73	52	22
Real estate
Residential	—	—	—	3	4
Commercial	—	—	—	—	—
Home equity	—	—	—	—	9
Construction	—	—	—	—	—
Credit card	57	73	56	106	62
Other	8	15	2	—	—
Total loan recoveries	368	471	370	261	218
Net loan charge-offs	1,221	4,093	1,577	6,540	2,087
Provision for loan losses	1,375	200	2,150	8,125	2,950
Allowance for loan losses at end of period	$10,681	$10,527	$14,420	$13,847	$12,262

Allowance for loan losses to total loans	0.97%	1.00%	1.33%	1.21%	1.11%
Net charge-offs to average total loans	0.11%	0.39%	0.14%	0.59%	0.20%

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

Estimated losses for categories of homogeneous loan types are generally made on an aggregate basis (dollars in thousands).

	2005		2004		2003		2002		2001
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Commercial	$6,616	25.1%	$6,131	25.3%	$10,491	24.8%	$9,304	29.0%	$5,619	29.2%
Consumer (1)	154	0.7%	163	0.7%	64	1.0%	78	1.1%	60	1.1%
Indirect automobile	117	2.3%	189	3.7%	256	5.6%	380	7.9%	479	9.3%
Real estate
Residential (2)	354	14.6%	366	13.9%	260	12.6%	346	12.2%	491	14.3%
Commercial	609	20.5%	624	19.7%	523	20.0%	615	18.6%	1,880	17.7%
Home equity	826	20.8%	856	22.5%	432	18.9%	522	14.8%	526	13.2%
Construction	1,489	15.0%	1,637	12.8%	1,892	15.8%	1,984	15.2%	2,946	14.2%
Credit card	258	1.0%	302	1.4%	326	1.3%	432	1.2%	245	1.0%
Unallocated	258	—%	259	—%	176	—%	186	—%	16	—%
Total	$10,681	100.0%	$10,527	100.0%	$14,420	100.0%	$13,847	100.0%	$12,262	100.0%

(1)          Consumer loans include consumer and other loans.

(2)          Residential real estate loans include real estate loans - held for sale.

Deposits

The following table sets forth by category average daily deposits and interest rates for the years ended December 31 (dollars in thousands):

	2005		2004		2003
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand-noninterest-bearing	$150,280	—%	$147,130	—%	$152,443	—%
NOW	320,357	0.4%	313,023	0.3%	289,718	0.3%
Money market checking	230,527	2.6%	232,431	1.4%	234,031	1.4%
Savings	435,022	1.6%	447,583	1.2%	414,074	1.3%
Time deposits
Less than $100,000	341,123	3.4%	318,447	3.0%	312,473	3.2%
$100,000 and greater	121,928	3.6%	99,208	3.1%	92,811	3.1%
Total	$1,599,237	1.9%	$1,557,822	1.4%	$1,495,550	1.5%

The following table sets forth by maturity time deposits $100,000 and greater at December 31 (dollars in thousands):

2005
Within 3 months	$36,765
After 3 months but within 6 months	10,394
After 6 months but within 12 months	36,951
After 1 year but within 5 years	60,264
Over 5 years	—
Total	$144,374

Return on Equity and Assets and Other Financial Ratios

The following table sets forth selected financial ratios at and for the years ended December 31:

	2005	2004	2003
Return on average total assets	1.43%	1.36%	1.55%
Return on average shareholders’ equity plus common stock in ESOP subject to contingent repurchase obligation	17.05%	15.58%	16.94%
Cash dividends declared to net income	84.85%	91.41%	73.45%
Average shareholders’ equity plus common stock in ESOP subject to contingent repurchase obligation to average total assets	8.40%	8.73%	9.16%

ITEM 1A.               RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, shareholders, prospective investors and other interested parties should carefully consider the following risk factors:

The Company must effectively manage its credit risk.

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. The Company attempts to minimize its credit risk through prudent loan application approval procedures, careful monitoring of the concentration of its loans within specific industries and periodic independent reviews of outstanding loans by its credit review department. However, the Company cannot ensure that its approval and monitoring procedures effectively manage its credit risks.

The Company’s allowance for loan losses may prove to be insufficient to absorb probable incurred credit losses.

The Company’s estimate of the level of allowance for loan losses requires management to apply significant judgment. The Company establishes its allowance for loan losses in consultation with management and maintains it at a level considered adequate by management to absorb probable incurred credit losses in the loan portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond the Company’s control, and such losses may exceed current estimates. At December 31, 2005, the Company’s allowance for loan losses as a percentage of total loans was 0.97% and as a percentage of total nonperforming loans was approximately 486%. Although management believes that the allowance for loan losses is adequate to absorb probable incurred credit losses in the Company’s loan portfolio, the Company cannot predict loan losses with certainty, and the Company cannot assure you that its allowance for loan losses will prove sufficient to cover actual loan losses. Loan losses in excess of its allowance for loan losses may adversely affect the Company’s business, financial condition and results of operations.

The Company’s business is concentrated in, and dependent upon the continued growth and prosperity of, the western suburbs of Chicago.

The Company and its operating subsidiaries operate primarily in the western suburbs of Chicago, and as a result, the Company’s financial condition, results of operations and cash flows are subject to changes in the economic conditions in those areas. The Company has developed a strong presence in the counties it serves, with particular concentration in DuPage County, and surrounding counties. Based upon the 2000 census, these counties together represent a market of more than 1.8 million people. The Company’s success depends upon the business activity, population, income levels, deposits and real estate activity in this market. Although the Company’s customers’ business and financial interests may extend well beyond its market area, adverse economic conditions that affect its specific market area could reduce the Company’s growth rate, affect the ability of its customers to repay their loans and generally affect the Company’s financial condition and results of operations. Because of this geographic concentration, the Company is less able to diversify its credit risks across multiple markets than other regional or national financial institutions.

The Company faces intense competition in all aspects of its business from other banks and financial institutions.

The banking and financial services business in its market is highly competitive. The Company’s competitors include large regional banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions and other non-bank financial service providers. Increased competition in the Company’s market may result in a decrease in the amounts of its loans and deposits, reduced spreads between loan rates and deposit rates or loan terms that are more favorable to the borrower. Any of these results could have a material adverse effect on the Company’s ability to grow and remain profitable. If increased competition causes the Company to significantly discount the interest rates it offers on loans or increase the amount it pays on deposits, net interest income could be adversely impacted. If increased competition causes the Company to relax its underwriting standards, it could be exposed to higher losses from lending activities. Additionally, many of the Company’s competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the Company can offer.

Interest rates and other conditions impact the Company’s results of operations.

The Company’s profitability is in part a function of the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. Like most banking institutions, the Company’s net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and its ability to respond to changes in those rates. At any given time, the Company’s assets and liabilities will be such that they are affected differently by a given change in interest rates. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable and fixed rate loans in the Company’s portfolio could have a positive or negative effect on its net income, capital and liquidity. The Company measures interest rate risk under various rate scenarios and using specific criteria and assumptions. A summary of this process, along with the results of the Company’s net interest income simulations is presented at “Quantitative and Qualitative Disclosures About Market Risk” included under Item 7A of Part II of this Form 10-K. Although management believes the Company’s current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on the Company’s business, financial condition and results of operations.

The Company’s loan portfolio has a significant concentration of real estate loans, which involve risks specific to real estate value.

Real estate lending (including home equity, commercial, construction and residential) is a large portion of the Company’s loan portfolio. These categories represent $781.8 million, or approximately 70.9% of the Company’s total loan portfolio as of December 31, 2005. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located and adverse developments affecting real estate values in one or more of the

Company’s markets could increase the credit risk associated with its loan portfolio. Additionally, construction and commercial real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or the Company could negatively impact the future cash flow and market values of the affected properties.

If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then the Company may not be able to realize the amount of security that it anticipated at the time of originating the loan, which could cause the Company to increase its provision for loan losses and adversely affect its operating results and financial condition.

The Company’s construction loans are based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate and the Company may be exposed to more losses on these construction loans than on other loans.

At December 31, 2005, construction loans, including land acquisition and development, totaled $165.5 million, or 15.0%, of the Company’s total loan portfolio. Construction and land acquisition and development lending involve additional risks because funds are advanced based on values associated with the completed project, which is uncertain. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If the Company’s appraisal of the anticipated value of the completed project proves to be overstated, the Company may have inadequate security for the loan.

Commercial loans also make up a significant portion of the Company’s loan portfolio.

Commercial loans were approximately $276.9 million (excluding $225.8 million of commercial real estate loans), or approximately 25.1% of the Company’s total loan portfolio as of December 31, 2005. The Company’s commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, machinery or real estate. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if a guarantee is obtained. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

The Company may experience difficulties in managing its growth and its growth strategy involves risks that may negatively impact net income.

The Company has pursued and continues to pursue an internal growth strategy, the success of which will depend primarily upon on generating an increasing level of loans and deposits at acceptable risk levels without corresponding increases in non-interest expenses. The Company’s growth strategy has been to operate out of a number of branches. The Company may establish other new branches and product areas, expand into new markets or make strategic acquisitions of other financial institutions, which may require significant upfront investments in technology, personnel and site locations. There can be no assurance that the Company will be successful in continuing its growth strategy and in continuing to improve or maintain its net income by leveraging its non-interest expenses.

The Company may expand into additional communities or attempt to strengthen its position in its current markets by undertaking additional branch openings. The Company currently anticipates opening two new branches in Kendall County during 2006. Based on management’s experience, management believes that it generally takes up to two years for new banking facilities to first achieve operational profitability, due to the impact of overhead expenses and the start-up phase of generating loans and deposits. To the extent that the Company undertakes additional branching, it is likely to continue to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on the Company’s levels of reported net income, return on average equity and return on average assets.

The Company may need to raise additional capital in the future, but that capital may not be available when it is needed.

The Company is required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations. The Company anticipates that its existing capital resources will satisfy its capital requirements for the foreseeable future. However, the Company may at some point need to raise additional capital to support continued growth, both internally and through acquisitions.

The Company’s ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside its control, and on its financial performance. Accordingly, the Company cannot assure you of its ability to raise additional capital if needed on terms acceptable to the Company. If the Company cannot raise additional capital when needed, its ability to further expand its operations through internal growth and acquisitions could be materially impaired.

The Company’s community banking strategy relies heavily on its management team, and the unexpected loss of key managers may adversely affect its operations.

Much of the Company’s success to date has been influenced strongly by its ability to attract and to retain senior management experienced in banking and financial services and familiar with the communities in its market area. The Company’s ability to retain executive officers, the current management teams and loan officers of its operating subsidiaries will continue to be important to the successful implementation of its strategy. It is also critical, as the Company grows, to be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about its market area to implement its community-based operating strategy. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on the Company’s business, financial condition and results of operations.

Government regulation can result in limitations on the Company’s operations.

The Company and its operating subsidiaries operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve, the FDIC, and the DFPR. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of the Company’s shares, its acquisition of other companies and businesses, permissible activities in which the Company may engage, maintenance of adequate capital levels and other aspects of the Company’s operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry could change at any time and the Company cannot predict the effects of these changes on its business and profitability. Increased regulation could increase the Company’s cost of compliance and adversely affect profitability. For example, new legislation or regulation may limit the manner in which the Company may conduct its business, including its ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads.

The Company has a continuing need for technological change and it may not have the resources to effectively implement new technology.

The financial services industry continues to undergo rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Company’s future success will depend in part upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in its operations as it continues to grow and expand its market area. Many of the Company’s larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that the Company will be able to offer, which would put it at a competitive disadvantage. Accordingly, the Company cannot provide you with assurance that it will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to its customers.

Changes in accounting standards could impact the Company’s results of operations.

The accounting standard setters, including the Financial Accounting Standards Board, the Securities and Exchange Commission and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes can be hard to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

The Company’s ability to pay dividends on its common stock is limited by law.

West Suburban’s ability to pay dividends on its common stock largely depends on its receipt of dividends from the Bank. The amount of dividends that the Bank may pay to West Suburban is limited by federal and state laws and regulations relating to financial institutions. As of December 31, 2005, approximately $4.6 million was available to be distributed as dividends by the Bank to West Suburban. However, the Federal Deposit Insurance Company may restrict the payment of dividends by the Bank. In addition, West Suburban and the Bank may decide to limit the payment of dividends even when they have the legal ability to pay them in order to retain earnings for use in their businesses.

There is no established trading market for the West Suburban’s common shares.

West Suburban’s common stock is not traded on any exchange or quoted on the Nasdaq or traded on any other established trading market and West Suburban does not intend to apply for listing or quotation. West Suburban cannot assure you that a liquid market will develop for West Suburban’s common stock. If no trading market develops for West Suburban’s common stock, it may be difficult to sell your shares or, if sold, it may be difficult to resell the shares for a price at or above the price you paid for your shares. Even if a trading market is established, there is no assurance that such a trading market can be sustained.

System failure or breaches of the Company’s network security could subject the Company to increased operating costs as well as litigation and other liabilities.

The information technology systems and network infrastructure the Company uses could be vulnerable to unforeseen problems. The Company’s operations are dependent upon its ability to protect its information technology equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in the Company’s operations could have a material adverse effect on its financial condition and results of operations. System break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through the Company’s information technology systems and network infrastructure, which may result in significant liability to the Company and may cause existing and potential customers to refrain from doing business with it. Although the Company, with the help of third-party service providers, intends to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful. In addition, advances in information technology capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms the Company and its third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on the Company’s financial condition and results of operations.

The Company is subject to certain operational risks, including customer or employee fraud and data processing system failures and errors.

Employee errors and misconduct could subject the Company to financial losses or regulatory sanctions and seriously harm its reputation. Misconduct by the Company’s employees could include hiding unauthorized activities from the Company, improper or unauthorized activities on behalf of its customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions the Company takes to prevent and detect this activity may not be effective in all cases. Employee errors could also subject the Company to financial claims for negligence. The Company maintains a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. Should the Company’s internal controls fail to prevent or detect an occurrence, and if any resulting loss is not insured or exceeds applicable insurance limits, such failure could have a material adverse effect on the Company’s business, financial condition and results of operations.

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

West Suburban and the Bank occupy a total of approximately 258,600 square feet in 33 full-service branches, four limited-service branches and six departments providing insurance, financial and other services. West Suburban’s principal office is located in approximately 32,500 square feet of office space at 711 South Meyers Road, Lombard, Illinois. As indicated below, the Bank also operates its principal office as a branch. Travel With West Suburban, West Suburban Bank Land Trust, West Suburban Financial Services and West Suburban Insurance Services, Inc. are located at 711 South Meyers Road. West Suburban Bank VISA is located at 701 South Meyers Road. The Prepaid Solutions Group is located at 17W754 22nd Street.

The following table sets forth certain information concerning the branches of the Bank as of December 31, 2005:

Location of Branches and other services	Approximate Square Feet	Status

711 South Meyers Road Lombard, Illinois	32,500	Owned

40 East St. Charles Road Villa Park, Illinois	2,700	Owned

17W754 22nd Street Oakbrook Terrace, Illinois	6,100	Owned

707 North Main Street Lombard, Illinois	4,100	Owned

221 South West Street Wheaton, Illinois	800	Owned

895 East Geneva Road Carol Stream, Illinois	3,000	Leased

1104 West Boughton Road Bolingbrook, Illinois	4,500	Owned

295 West Loop Road Wheaton, Illinois	4,500	Owned

6400 South Cass Avenue Westmont, Illinois	3,100	Leased

2800 Finley Road Downers Grove, Illinois	10,700	Owned

1122 South Main Street Lombard, Illinois	6,400	Owned

3S041 Route 59 Warrenville, Illinois	3,700	Owned

5330 Main Street Downers Grove, Illinois	10,500	Owned

8001 South Cass Avenue Darien, Illinois	17,800	Owned

Location of Branches and other services	Approximate Square Feet	Status

1005 75th Street Darien, Illinois	1,000	Owned

505 North Weber Road Romeoville, Illinois	4,400	Owned

401 North Gary Avenue Carol Stream, Illinois	6,400	Owned

355 West Army Trail Road Bloomingdale, Illinois	10,700	Owned

1657 Bloomingdale Road Glendale Heights, Illinois	4,100	Owned

1061 West Stearns Road Bartlett, Illinois	3,400	Owned

1380 West Army Trail Road Carol Stream, Illinois	2,300	Leased

315 South Randall Road St. Charles, Illinois	1,400	Owned

3000 East Main Street St. Charles, Illinois	4,200	Owned

1870 McDonald Road South Elgin, Illinois	4,600	Owned

101 North Lake Street Aurora, Illinois	19,000	Owned

1830 Douglas Road Montgomery, Illinois	2,500	Owned

2000 West Galena Boulevard Aurora, Illinois	48,000	Owned

335 North Eola Road Aurora, Illinois	4,200	Owned

2830 Route 34 Oswego, Illinois	4,800	Owned

1296 East Chicago Avenue Naperville, Illinois	2,300	Owned

2020 Feldott Lane Naperville, Illinois	4,500	Owned

100 South Main Street Lombard, Illinois	700	Owned

Location of Branches and other services	Approximate Square Feet	Status

Beacon Hill Retirement Community 2400 South Finley Road Lombard, Illinois	100	Leased

717 South Meyers Road Lombard, Illinois	7,100	Owned

701 South Meyers Road Lombard, Illinois	5,200	Owned

Lexington Health Care Center of Elmhurst 400 West Butterfield Road Elmhurst, Illinois	100	Leased

Lexington Health Care Center of Lombard 555 Foxworth Boulevard Lombard, Illinois	100	Leased

ITEM 3.	LEGAL PROCEEDINGS

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

West Suburban hereby incorporates by reference the information called for by Item 5 of this Form 10-K from the section entitled “Common Stock, Book Value and Dividends” on page 4 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2005 (attached as Exhibit 13 hereto).

West Suburban’s common stock is not traded on any national or regional exchange. While there is no established trading market for West Suburban’s common stock, West Suburban is aware that from time to time limited or infrequent quotations are made with respect to West Suburban’s common stock and that there occurs limited trading in West Suburban’s common stock resulting from private transactions not involving brokers or dealers. Transactions in West Suburban’s common stock have been infrequent. As of February 1, 2006, West Suburban had 432,495 shares of common stock outstanding held by 1,122 shareholders of record. Management is aware of 10 transactions during 2005 involving the sale, in the aggregate, of 911 shares of West Suburban’s common stock. The average sale price in such transactions was $642.70 per share.

ITEM 6.	SELECTED FINANCIAL DATA

West Suburban hereby incorporates by reference the information called for by Item 6 of this Form 10-K from the section entitled “Selected Financial Data” on page 30 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2005 (attached as Exhibit 13 hereto).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

West Suburban hereby incorporates by reference the information called for by Item 7 of this Form 10-K from the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 32 through 40 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2005 (attached as Exhibit 13 hereto).

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

West Suburban hereby incorporates by reference the information called for by Item 7A of this Form 10-K from the Interest Rate Sensitivity section included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 32 through 40 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2005 (attached as Exhibit 13 hereto).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

West Suburban hereby incorporates by reference the information called for by Item 8 of this Form 10-K from the Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 6 through 26 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2005 (attached as Exhibit 13 hereto).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2005. Based on that evaluation, the Company’s management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal control over financial reporting that has affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

West Suburban’s management report on internal control over financial reporting is set forth in, and West Suburban hereby incorporates by reference, the section entitled “Report by Management on Internal Control over Financial Reporting” on page 27 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2005 (attached as Exhibit 13 hereto).

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In addition, and as a supplement to the information provided under the caption “Executive Officers of West Suburban” in Part I of this Form 10-K, West Suburban hereby incorporates by reference the information called for by Item 10 of this Form 10-K regarding directors of West Suburban from the section entitled “Election of Directors” of West Suburban’s 2006 Proxy Statement.

Section 16(a) of the Exchange Act requires that the Company’s executive officers and directors and persons who own more than 10% of the Company’s Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the exchange on which West Suburban’s Common Stock is traded. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company’s review of the copies and forms furnished to the Company and, if appropriate, representations made to the Company by any such reporting person concerning whether a Form 5 was required to be filed for the 2005 fiscal year, the Company is not aware that any of its directors and executive officers or 10% shareholders failed to comply with the filing requirements of Section 16(a) during 2005.

West Suburban adopted a code of ethics that applies to West Suburban’s principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. West Suburban’s code of ethics is available in the Shareholder Information section of West Suburban’s website, www.westsuburbanbank.com.

ITEM 11.         EXECUTIVE COMPENSATION

West Suburban hereby incorporates by reference the information called for by Item 11 of this Form 10-K from the section entitled “Executive Compensation” of West Suburban’s 2006 Proxy Statement; provided, however, Report of the Board of Directors on Executive Compensation is specifically not incorporated into this Form 10-K.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

West Suburban hereby incorporates by reference the information called for by Item 12 of this Form 10-K from the sections entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” of West Suburban’s 2006 Proxy Statement.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

West Suburban hereby incorporates by reference the information called for by Item 13 of this Form 10-K from the section entitled “Transactions with Directors, Officers and Associates” of West Suburban’s 2006 Proxy Statement.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

West Suburban hereby incorporates by reference the information called for by Item 14 of this Form 10-K from the section entitled “Accounting Fees and Services” of West Suburban’s 2006 Proxy Statement.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item (a)(1) and (2). Financial Statements

WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

The following audited Consolidated Financial Statements of West Suburban and its subsidiaries and related notes and report of independent registered public accounting firm are incorporated by reference from West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2005 (attached as Exhibit 13 hereto).

The following Condensed Financial Information-Parent Only is incorporated by reference from Note 13 to West Suburban’s audited Consolidated Financial Statements as set forth in West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2005 (attached as Exhibit 13 hereto).

Annual Report Page No.
Condensed Balance Sheets – December 31, 2005 and 2004	24

Condensed Statements of Income – Years Ended December 31, 2005, 2004 and 2003	24

Condensed Statements of Cash Flows – Years Ended December 31, 2005, 2004 and 2003	25

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
Duane G. Debs
President and Chief Financial Officer

Date: March 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of March, 2006.

SIGNATURE		TITLE

/s/ Kevin J. Acker	3/14/2006	Chairman, Chief Executive Officer
Kevin J. Acker	Date	and Director

/s/ Duane G. Debs	3/14/2006	President, Chief Financial Officer
Duane G. Debs	Date	and Director

/s/ David S. Bell	3/14/2006	Director
David S. Bell	Date

/s/ Peggy P. LoCicero	3/14/2006	Director
Peggy P. LoCicero	Date

/s/ Charles P. Howard	3/14/2006	Director
Charles P. Howard	Date

The foregoing includes all of the Board of Directors of West Suburban.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of West Suburban filed March 14, 1986 – Incorporated by reference from Exhibit 3.1 of Form 10-K of West Suburban dated March 21, 2003, under Commission File No. 0-17609.

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

13	Annual Report to Shareholders of West Suburban for fiscal year ended December 31, 2005

21	Subsidiaries of Registrant

INDEX TO EXHIBITS

(continued)

Exhibit Number	Description

31.1	Certification of Kevin J. Acker, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Duane G. Debs, President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule15d-14(a).

32.1	Certification of Kevin J. Acker, Chairman and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Duane G. Debs, President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.