Form 10-Q
period 2006-03-31
WEST SUBURBAN BANCORP INC
filed 2006-05-09
CIK 805080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2006

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the Issuer’s class of common stock as of the latest practicable date.

15,000,000 shares of Common Stock, no par value, were authorized, and 432,495 shares of Common Stock were issued and outstanding, as of May 9, 2006.

WEST SUBURBAN BANCORP, INC.

Form 10-Q Quarterly Report

Table of Contents

PART I
Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

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

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission, including the risk factors disclosed in the Company’s most recently filed Annual Report on Form 10-K.

PART I

ITEM 1.      FINANCIAL STATEMENTS

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(UNAUDITED)

	March 31,	December 31,
	2006	2005
Assets
Cash and due from banks	$39,893	$54,935
Federal funds sold	59,261	50,859
Total cash and cash equivalents	99,154	105,794
Securities
Available for sale (amortized cost of $488,110 in 2006 and $479,625 in 2005)	473,352	465,798
Held to maturity (fair value of $61,409 in 2006 and $64,074 in 2005)	62,295	64,945
Federal Home Loan Bank stock	5,619	5,619
Total securities	541,266	536,362
Loans, less allowance for loan losses of $10,592 in 2006 and $10,681 in 2005	1,123,161	1,091,747
Cash surrender value of bank-owned life insurance	32,994	32,225
Premises and equipment, net	40,021	40,179
Other real estate	585	210
Accrued interest and other assets	22,493	20,309
Total assets	$1,859,674	$1,826,826

Liabilities and shareholders’ equity
Deposits
Demand-noninterest-bearing	$151,133	$165,413
Interest-bearing	1,516,015	1,474,253
Total deposits	1,667,148	1,639,666
Prepaid solutions cards	18,034	19,907
Accrued interest and other liabilities	24,384	18,215

Common stock in ESOP subject to contingent repurchase obligation	56,116	54,378

Shareholders’ equity
Common stock, no par value; 15,000,000 shares authorized; 432,495 shares issued and outstanding	3,457	3,457
Surplus	38,066	38,066
Retained earnings	117,477	115,846
Accumulated other comprehensive loss	(8,892)	(8,331)
Amount reclassified on ESOP shares	(56,116)	(54,378)
Total shareholders’ equity	93,992	94,660
Total liabilities and shareholders’ equity	$1,859,674	$1,826,826

See accompanying notes to consolidated financial statements.

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Dollars in thousands, except per share data)
(UNAUDITED)

	2006	2005
Interest income
Loans, including fees	$19,293	$15,470
Securities
Taxable	4,580	4,595
Exempt from federal income tax	251	226
Federal funds sold	666	156
Total interest income	24,790	20,447

Interest expense
Deposits	9,783	6,487
Other	1	7
Total interest expense	9,784	6,494
Net interest income	15,006	13,953
Provision for loan losses	—	—
Net interest income after provision for loan losses	15,006	13,953

Noninterest income
Prepaid solutions cards	2,115	1,992
Service fees on deposit accounts	1,668	1,728
Bank-owned life insurance	519	161
Debit card fees	478	445
Net realized gain on securities transactions	24	6
Net gain on sales of loans held for sale	18	17
Other	967	1,453
Total noninterest income	5,789	5,802

Noninterest expense
Salaries and employee benefits	6,009	5,654
Occupancy	1,566	1,035
Prepaid solutions cards	1,296	1,374
Furniture and equipment	1,263	1,206
Advertising and promotion	475	417
Professional fees	297	355
Other	1,544	1,287
Total noninterest expense	12,450	11,328

Income before income taxes	8,345	8,427
Income tax expense	2,389	2,629
Net income	$5,956	$5,798

Earnings per share	$13.77	$13.41
Average shares outstanding	432,495	432,495

See accompanying notes to consolidated financial statements.

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Dollars in thousands, except per share data)
(UNAUDITED)

	Common Stock and Surplus	Retained Earnings	Accumulated Other Compre- hensive Loss	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2005	$41,523	$111,985	$(3,054)	$(53,959)	$96,495

Comprehensive income
Net income	—	5,798	—	—	5,798
Change in unrealized loss on available for sale securities, net of reclassification and tax effects	—	—	(4,131)	—	(4,131)
Total comprehensive income					1,667
Cash dividends declared - $10.00 per share	—	(4,325)	—	—	(4,325)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	1,483	1,483
Balance, March 31, 2005	$41,523	$113,458	$(7,185)	$(52,476)	$95,320

	Common Stock and Surplus	Retained Earnings	Accumulated Other Compre- hensive Loss	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2006	$41,523	$115,846	$(8,331)	$(54,378)	$94,660

Comprehensive income
Net income	—	5,956	—	—	5,956
Change in unrealized loss on available for sale securities, net of reclassification and tax effects	—	—	(561)	—	(561)
Total comprehensive income					5,395
Cash dividends declared - $10.00 per share	—	(4,325)	—	—	(4,325)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	(1,738)	(1,738)
Balance, March 31, 2006	$41,523	$117,477	$(8,892)	$(56,116)	$93,992

See accompanying notes to consolidated financial statements.

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Dollars in thousands)
(UNAUDITED)

	2006	2005
Cash flows from operating activities
Net income	$5,956	$5,798
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,239	868
Provision for loan losses	—	—
Deferred income tax (benefit) provision	(279)	1,433
Net premium amortization of securities	183	348
Net realized gain on securities transactions	(24)	(6)
Federal Home Loan Bank stock dividends	—	(73)
Increase in cash surrender value of bank-owned life insurance	(519)	(161)
Amortization of deferred loan fees	158	314
Net gain on sales of loans held for sale	(18)	(17)
Sales of loans held for sale	1,275	1,113
Origination of loans held for sale	(1,420)	(1,037)
Net loss on sales of premises and equipment	3	—
Net gain on sales of other real estate	—	(149)
Increase in accrued interest and other assets	(1,535)	(1,001)
Increase in accrued interest and other liabilities	6,169	2,713
Net cash provided by operating activities	11,188	10,143
Cash flows from investing activities
Securities available for sale
Sales	24	879
Maturities and calls	27,138	7,745
Purchases	(35,834)	(37,224)
Securities held to maturity
Maturities and calls	2,678	1,135
Purchases	—	—
Net (increase) decrease in loans	(31,784)	13,985
Investment in bank-owned life insurance policies	(250)	(243)
Purchases of premises and equipment	(1,090)	(340)
Sales of premises and equipment	6	—
Sales of other real estate	—	3,259
Net cash used in investing activities	(39,112)	(10,804)
Cash flows from financing activities
Net increase in deposits	27,482	11,598
(Decrease) increase in prepaid solutions cards	(1,873)	2,241
Dividends paid	(4,325)	(4,325)
Net cash provided by financing activities	21,284	9,514
Net (decrease) increase in cash and cash equivalents	(6,640)	8,853
Beginning cash and cash equivalents	105,794	51,400
Ending cash and cash equivalents	$99,154	$60,253

Supplemental disclosures
Cash paid for Interest	$8,588	$5,968
Income taxes paid	500	—
Other real estate acquired through loan foreclosure	375	420

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

Note 2 - Securities

Securities with unrealized losses for the periods ended March 31, 2006 and December 31, 2005 are presented below by the length of time the securities have been in a continuous unrealized loss position:

	March 31, 2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Corporate	$—	$—	$41,001	$1,781	$41,001	$1,781
U.S. government agencies and corporations	4,977	23	278,666	9,212	283,643	9,235
Mortgage-backed	49,935	695	111,992	3,895	161,927	4,590
States and political subdivisions	9,094	139	5,214	180	14,308	319
Preferred stock	—	—	850	153	850	153
Total temporarily impaired	$64,006	$857	$437,723	$15,221	$501,729	$16,078

	December 31, 2005
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Corporate	$12,917	$292	$28,342	$1,366	$41,259	$1,658
U.S. government agencies and corporations	172,874	3,443	131,053	5,304	303,927	8,747
Mortgage-backed	137,356	3,237	16,202	1,008	153,558	4,245
States and political subdivisions	10,693	168	3,942	148	14,635	316
Preferred stock	—	—	825	177	825	177
Total temporarily impaired	$333,840	$7,140	$180,364	$8,003	$514,204	$15,143

Note 2 - Securities (continued)

Debt securities in an unrealized loss position for greater than 12 months (all of which represented securities issued or guaranteed by U.S. Government sponsored agencies or securities with investment grade ratings) totaled $436.9 million and the related unrealized loss totaled $15.1 million as of March 31, 2006. In accordance with U.S. generally accepted accounting principles, unrealized losses on debt securities are not recognized if management has the intent and ability to hold the securities until their maturity date and no concerns exist with the respect to the ability of the issuer to satisfy its obligations at maturity. Management believes that the value of the debt securities with unrealized losses will recover as the securities approach their maturity date and/or reprice date. At March 31, 2006, preferred stock with an amortized cost of $1.0 million had unrealized losses for a continuous period of twelve months or more and the amount of the unrealized losses as of that date was $.2 million. The Company has determined this unrealized loss to be temporary as management expects the security to recover its original costs as interest rates increase as the security approaches its reprice date. The Company has both the intent and ability to hold the investment until such recovery occurs. The preferred stock is issued by the Federal Home Loan Mortgage Corporation. Management does not believe that the unrealized loss as of March 31, 2006 on any individual investment security represents other-than-temporary impairment.

Note 3 - Financial Instruments with Off-Balance Sheet Risk

Unused lines of credit and other commitments to extend credit not reflected in the financial statements are as follows:

	March 31, 2006			December 31, 2005
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commercial loans and lines of credit	$3,392	$226,500	$229,892	$1,230	$194,842	$196,072
Check credit lines of credit	1,161	—	1,161	1,219	—	1,219
Mortgage loans	8,192	5,530	13,722	5,411	1,060	6,471
Home equity lines of credit	—	189,363	189,363	—	179,072	179,072
Letters of credit	—	35,846	35,846	—	34,913	34,913
Credit card lines of credit	—	38,979	38,979	—	41,014	41,014
Total	$12,745	$496,218	$508,963	$7,860	$450,901	$458,761

Fixed rate commercial loan commitments at March 31, 2006 generally had interest rates ranging from 5.75% to 9.00% with terms ranging from less than 1 year to 4 years. Fixed rate mortgage loan commitments at March 31, 2006 generally had interest rates ranging from 5.37% to 7.25% with terms ranging from 10 to 30 years. Fixed rate check credit lines of credit had interest rates of 18.00% at March 31, 2006.

Note 4 - Common Stock in ESOP Subject to Contingent Repurchase Obligation

At March 31, 2006 and December 31, 2005, the ESOP held 84,258 and 83,530 shares of West Suburban common stock, respectively. Upon termination of their employment, participants who elect to receive their benefit distributions in the form of West Suburban common stock may require the Company to purchase the common stock distributed at fair value during two 60-day periods. The first purchase period begins on the date the benefit is distributed and the second purchase period begins on the first anniversary of the distribution date. This contingent repurchase obligation is reflected in the Company’s financial statements as “Common stock in ESOP subject to contingent repurchase obligation” and reduces shareholders’ equity by an amount that represents the independently appraised fair value of all West Suburban common stock held by the ESOP and allocated to participants, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares. At March 31, 2006 and December 31, 2005, this contingent repurchase obligation reduced shareholders’ equity by $56,116 and $54,378, respectively. The Company believes that the ESOP will continue to have a sufficient amount of cash to distribute benefit payments to former employees and that the exercise of the right of former employees to cause the Company to purchase West Suburban common stock is unlikely.

Note 5 - New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 123 (revised), “Share-based Payment” (“SFAS No. 123”) which requires companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This treatment will apply to awards granted or modified after the first quarter or year beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. Because the Company does not currently have any stock options outstanding and has not historically issued stock options, management determined that SFAS 123 does not currently have an impact on the Company’s financial condition or results of operations.

Effective January 1, 2006, the Company adopted FASB Staff Position FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which addresses the steps in determining when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. FSP FAS 115-1 discusses accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain quantitative and qualitative disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 clarifies that an investor should recognize an impairment loss when the impairment loss is deemed other-than-temporary, even if a decision to sell has not been made. FSP FAS 115-1 replaces the impairment evaluation guidance set forth in paragraphs 10-18 of Emerging Issues Task Force Issue No. 03-1 (“EITF 03-1”) and amends existing other-than-temporary impairment guidance, including that provided in FASB Statement No. 115, “Accounting for Debt and Equity Securities,” and APB 18, “The Equity Method of Accounting for Investments in Common Stock.” In addition to the guidance under FSP FAS 115-1, the disclosure requirements under EITF 03-1 remain in effect. The adoption of FSP FAS 115-1did not have any impact on the Company’s financial position, results of operations, or liquidity.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains  an embedded derivative that would otherwise require bifurcation in accordance with Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The statement also subjects beneficial interests in securitized financial assets to the requirements of SFAS No. 133. This statement is effective for all financial instruments acquired, issued, or subject to re-measurement after the beginning of the first fiscal year that begins after September 15, 2006 or January 1, 2007 for calendar-year companies, with earlier adoption permitted. The Company is currently evaluating the impact of the statement on its financial position and results of operations.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), which requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practical. An entity can elect either to (1) subsequently measure servicing rights at fair value and report changes in fair value in earnings, or (2) continue the current practice of amortizing servicing rights in proportion to and over the expected period of servicing income or loss. The statement also permits entities, at the date of adoption, a one-time option to reclassify certain available-for-sale (“AFS”) securities to trading securities, without calling into question the classification of other AFS securities under Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” provided that the AFS securities are identified at setting the entity’s exposure to changes in fair value of servicing assets or liabilities that the entity has elected to subsequently measure at fair value. This statement is effective for fiscal years beginning after September 15, 2006 or at January 1, 2007 for calendar-year companies. The Company does not currently believe there will be any impact on the statement on its financial position or results of operations upon adoption of this Statement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

The Company’s financial statements are prepared in conformity with U.S. generally accepted accounting principles. These accounting principles, which can be complex, are significant to our financial condition and our results of operations and require management to apply significant judgment with respect to various accounting, reporting and disclosure matters. Management must use estimates, assumptions and judgments to apply these principles where actual measurements are not possible or practical. These estimates, assumptions and judgments are based on information available as of the date of this report and, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of West Suburban’s Board of Directors. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction the Company’s Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements included in this quarterly report.

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

All categories of loans are evaluated on a category by category basis. In addition, individual commercial, construction and commercial mortgage loans are evaluated to determine if a specific loss allocation is needed for problem loans deemed to have a shortfall in collateral. Management also considers the borrower’s current economic status including liquidity and future business viability. Other factors used in the allocation of the allowance include levels and trends of past dues and charge-offs along with concentrations of credit within the commercial and commercial real estate loan portfolios. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as developments occur. Along with the allocation of the allowance on a category by category basis and the specific allocations for individual borrowing relationships, the allowance includes a relatively small portion that remains unallocated.

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

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements and Contingent Liabilities

Through the normal course of operations, the Company has entered into certain contractual obligations and other commitments. These obligations generally relate to the funding of operations through deposits and prepaid solutions cards, as well as leases for premises and equipment. As a financial services provider, the Company routinely enters into commitments to extend credit. While contractual obligations represent future cash requirements of the Company, a significant portion of commitments to extend credit may expire without being drawn upon. Commitments to extend credit are subject to the same credit policies and approval procedures as comparable loans made by the Company.

The following table presents the Company’s significant fixed and determinable contractual obligations and significant commitments by payment date as of March 31, 2006 (dollars in thousands). The payment amounts represent those amounts contractually due to the recipient and do not include any carrying value adjustments.

	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
Deposits without a stated maturity	$1,147,238	$—	$—	$—	$1,147,238
Time deposits	275,139	186,603	58,159	9	519,910
Operating leases	264	587	498	998	2,347
Prepaid solutions cards	18,034	—	—	—	18,034
Commitments to extend credit
Fixed Rate					12,745
Variable Rate					496,218

Balance Sheet Analysis

Asset Distribution. Total consolidated assets at March 31, 2006 increased 1.8% from December 31, 2005. This increase was primarily due to the growth in the loan portfolio, which was funded by growth in interest-bearing deposits. Additionally, total year-to-date average assets for the three month period ended March 31, 2006 increased 3.9% from the same period in 2005.

Cash and cash equivalents at March 31, 2006 decreased 6.3% from December 31, 2005 due to a decrease in cash and due from banks. The Company will continue to monitor the level of these funds as it is generally the Company’s practice to redeploy its cash and cash equivalents into higher earning assets, including loans and investment securities. The Company’s balance in federal funds sold increased 16.5% during the first three months of 2006. This was primarily due to the deferral of purchases of investment securities and the need to maintain funds available for loan growth.

The Company’s securities portfolio increased .9% during the first three months of 2006. This was primarily due to the Company’s decision to invest in mortgaged-backed securities and short term agency securities. This activity was partially offset by maturities of agency securities. Investing in amortizing securities as compared to securities with a single payment at maturity is an important element in the Company’s liquidity management in the current rising interest rate environment. The Company considers monthly paydowns in amortizing securities, like mortgage-backed securities, as a consistent source of cash flows. Additionally, the Company manages its investment portfolio to maximize the return on invested funds within acceptable risk guidelines, to meet pledging and liquidity requirements and to adjust balance sheet interest rate sensitivity to insulate net interest income against the impact of interest rate changes.

During the first three months of 2006, the Company’s accumulated other comprehensive loss increased $.6 million due to a change in unrealized loss on securities available for sale, net of reclassification and tax effects. Unrealized losses on securities available for sale increased due to the increase in market interest rates. The Company will continue to monitor its level of available for sale and held to maturity securities and will classify new securities in the appropriate category at the time of purchase.

The carrying values of the Company’s major categories of securities are summarized in the following table (dollars in thousands):

	March 31, 2006	December 31, 2005	Dollar Change	Percent Change
Securities available for sale
Corporate	$43,747	$44,019	$(272)	(0.6)%
U.S. government agencies and corporations	258,500	269,048	(10,548)	(3.9)%
Mortgage-backed	160,250	141,540	18,710	13.2%
States and political subdivisions	10,005	10,365	(360)	(3.5)%
Total debt securities	472,502	464,972	7,530	1.6%
Preferred stock	850	826	24	2.9%
Total securities available for sale	473,352	465,798	7,554	1.6%

Securities held to maturity
U.S. government agencies and corporations	35,597	37,347	(1,750)	(4.7)%
Mortgage-backed	12,451	13,018	(567)	(4.4)%
States and political subdivisions	14,247	14,580	(333)	(2.3)%
Total securities held to maturity	62,295	64,945	(2,650)	(4.1)%
Federal Home Loan Bank stock	5,619	5,619	—	0.0%
Total securities	$541,266	$536,362	$4,904	0.9%

Total loans outstanding at March 31, 2006 increased 2.8% from December 31, 2005 primarily due to increased balances in the construction and home equity loan portfolios. The increase in the construction loan portfolio was primarily due to existing customers seeking additional credit for project completions. The increase in the home equity loan portfolio was due to increased balances in second mortgages and a promotional rate home equity program. The Company intends to continue to aggressively market home equity loan products. Additionally, the Company experienced a decline in the indirect automobile loan portfolio. The Company anticipates a continuing decline in the indirect automobile loan portfolio primarily due to prepayments and scheduled repayments, as well as the promotional programs continually being offered by automobile dealers.

Balances in the Company’s loans are summarized in the following table (dollars in thousands):

	March 31, 2006	December 31, 2005	Dollar Change	Percent Change
Commercial	$274,741	$276,898	$(2,157)	(0.8)%
Consumer	7,546	7,501	45	0.6%
Indirect automobile	22,069	24,939	(2,870)	(11.5)%
Real estate
Residential	163,026	160,902	2,124	1.3%
Commercial	223,491	225,794	(2,303)	(1.0)%
Home equity	239,356	229,514	9,842	4.3%
Construction	192,873	165,484	27,389	16.6%
Held for sale	303	140	163	116.4%
Credit card	10,329	10,545	(216)	(2.0)%
Other	19	711	(692)	(97.3)%
Total	1,133,753	1,102,428	31,325	2.8%
Allowance for loan losses	(10,592)	(10,681)	89	(0.8)%
Loans, net	$1,123,161	$1,091,747	$31,414	2.9%

Allowance for Loan Losses and Asset Quality. The Company’s allowance for loan losses as a percent of nonperforming loans increased to 745% at March 31, 2006 from 486% at December 31, 2005 and the ratio of nonperforming loans to total loans decreased to .13% at March 31, 2006 from .20% at December 31, 2005. The ratio of nonperforming assets to total assets decreased to .11% at March 31, 2006 from .13% at December 31, 2005. The allowance for loan losses allocated to impaired loans decreased to $3.2 million at March 31, 2006 from $3.5 million at December 31, 2005. This decrease was primarily due to decreases in impaired loans resulting from repayments received from customers.

The Company’s loans 90 days or more past due decreased $.5 million to $1.2 million at March 31, 2006 from $1.7 million at December 31, 2005. This decrease was primarily due to the pay-off of one commercial real estate loan relationship during the first quarter of 2006. Additionally, one residential real estate loan relationship in the amount of $.2 million was removed from 90 days or more past due after the borrower brought the loan current.

Nonaccrual loans decreased $.3 million during the first three months of 2006. This decrease was primarily due to the transfer of one loan relationship representing $.2 million to other real estate.

The ratio of the allowance for loan losses to total loans was .93% at March 31, 2006 and .97% at December 31, 2005. The following table presents an analysis of the Company’s nonperforming loans and other real estate as of the dates indicated (dollars in thousands):

	March 31, 2006	December 31, 2005
Loans past due 90 days or more still on accrual	$1,159	$1,665
Nonaccrual loans	263	533
Total nonperforming loans	$1,422	$2,198
Nonperforming loans as a percent of total loans	0.13%	0.20%
Allowance for loan losses as a percent of nonperforming loans	745%	486%
Other real estate	$585	$210
Nonperforming assets as a percent of total assets	0.11%	0.13%

The following table presents an analysis of the Company’s allowance for loan losses for the periods stated (dollars in thousands):

	2006	2005
	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Provision - quarter	$—	$—	$750	$625	$—
Provision - year to date	—	1,375	1,375	625	—
Net charge-offs - quarter	89	1,016	76	68	61
Net charge-offs - year to date	89	1,221	205	129	61
Allowance at period end	10,592	10,681	11,697	11,023	10,466
Allowance at period end to total loans	0.93%	0.97%	1.06%	1.04%	1.00%

Bank-owned Life Insurance (“BOLI”). The cash surrender value of BOLI increased to $33.0 million at March 31, 2006 from $32.2 million at December 31, 2005.

Other Real Estate. During the first three months of 2006, the Company acquired properties with an aggregate carrying value of $.4 million, increasing the outstanding balance of other real estate to $.6 million.

Deposits. Total deposits at March 31, 2006 increased 1.7% from December 31, 2005. The increase in total deposits primarily resulted from increases in money market checking accounts coming from increased balances of one corporate customer, which offset a decrease in demand-noninterest-bearing deposits. The Company also experienced increases in time deposits resulting from promotional efforts. The Company believes time deposits will continue to increase due to its promotional efforts and as customers migrate from lower yielding more liquid deposits during the current rising interest rate environment. In general, management promotes its deposit products when it believes appropriate and prices its products in a manner intended to maintain its current accounts and attract new customers while maintaining the Company’s net interest margin at an adequate level.

Balances in the Company’s major categories of deposits are summarized in the following table (dollars in thousands):

	March 31, 2006	December 31, 2005	Dollar Change	Percent Change
Demand-noninterest-bearing	$151,133	$165,413	$(14,280)	(8.6)%
NOW	335,551	331,420	4,131	1.2%
Money market checking	240,693	219,433	21,260	9.7%
Savings	419,861	413,860	6,001	1.5%
Time deposits
Less than $100,000	375,015	365,166	9,849	2.7%
$100,000 and greater	144,895	144,374	521	0.4%
Total	$1,667,148	$1,639,666	$27,482	1.7%

Prepaid Solutions Cards. Prepaid solutions card balances (which reflect the outstanding balances of the Company’s prepaid solutions card customers) at March 31, 2006 decreased 9.4% from December 31, 2005. This decrease was primarily due to the usage of prepaid solutions cards outpacing the growth in accounts and balances and the transition of programs into and away from the Company.
CAPITAL RESOURCES

Shareholders’ equity at March 31, 2006 increased .6% from December 31, 2005 as a result of $6.0 million of net income, reduced by dividends declared of $4.3 million and an increase in the accumulated other comprehensive loss of $.6 million and an increase of $1.7 million in common stock in ESOP subject to contingent repurchase obligation.

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

Management has been advised that as of March 31, 2006 and December 31, 2005, the Bank qualified as a “well-capitalized” institution as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991, as amended. On a consolidated basis, the Company also exceeded regulatory capital requirements. In accordance with applicable regulations, the accumulated other comprehensive loss on debt securities is not included in the calculation of Tier 1 capital.

The following table sets forth the actual and minimum capital ratios of the Company and the Bank as of the dates indicated (dollars in thousands):

	Actual		Minumum To Be Well Capitalized		Excess
As of March 31, 2006	Amount	Ratio	Amount	Ratio	Amount
Total capital (to risk weighted assets)
Company	$168,722	11.7%	N/A	N/A	N/A
Bank	145,041	10.1%	143,685	10.0%	1,356
Tier 1 capital (to risk weighted assets)
Company	158,130	11.0%	N/A	N/A	N/A
Bank	134,449	9.4%	86,211	6.0%	48,238
Tier 1 capital (to average assets)
Company	158,130	8.7%	N/A	N/A	N/A
Bank	134,449	7.4%	90,703	5.0%	43,746

As of December 31, 2005
Total capital (to risk weighted assets)
Company	$167,230	11.9%	N/A	N/A	N/A
Bank	145,139	10.3%	140,481	10.0%	4,658
Tier 1 capital (to risk weighted assets)
Company	156,549	11.1%	N/A	N/A	N/A
Bank	134,458	9.6%	84,288	6.0%	50,170
Tier 1 capital (to average assets)
Company	156,549	8.7%	N/A	N/A	N/A
Bank	134,458	7.5%	89,396	5.0%	45,062

The appraised fair value of West Suburban common stock owned by the ESOP is included in Tier 1 capital.

LIQUIDITY

Effective liquidity management ensures there is sufficient cash flow to satisfy demand for credit and deposit withdrawals and to take advantage of earnings enhancement opportunities. A large, stable core deposit base and a strong capital position are the solid foundation for the Company’s liquidity position. Liquidity is enhanced by a securities portfolio structured to provide liquidity as needed. The Company also maintains relationships with correspondent banks to purchase federal funds subject to underwriting and collateral requirements. Additionally, subject to credit underwriting, collateral, capital stock, and other requirements of the Federal Home Loan Bank of Chicago (“FHLB”), the Company is able to borrow from the FHLB on a “same day” basis. As of March 31, 2006, the Company could have borrowed up to approximately $112 million from the FHLB secured by certain of its real estate loans and securities. Furthermore, the Company has agreements in place to borrow up to $50 million in federal funds. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity and maturity schedules of interest-earning assets and interest-bearing liabilities.

Generally, the Company uses cash and cash equivalents and securities available for sale to meet its liquidity needs. As of March 31, 2006 and December 31, 2005, these liquid assets represented 30.8% and 31.3% of total assets, respectively. During the first three months of 2006, the Company’s cash and cash equivalents decreased $6.6 million. Net cash provided by operating activities was $11.2 million, while net cash used in investing activities was $39.1 million. Net cash flows provided by financing activities were $21.3 million, resulting primarily from deposit growth. Management expects operations and financing activities to be a continuing source of cash flow in the future.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Net Income. The Company’s net income for the first three months of 2006 increased 2.7% compared to the first three months of 2005. Net income was positively affected by an increase in net interest income of $1.1 million and a decrease in income tax expense of $.2 million. Net income was negatively affected by an increase in total noninterest expense of $1.1 million.

Net Interest Income. Net interest income for the first three months of 2006 increased 7.5% compared to 2005. Net interest income is the primary source of income for the Company. Net interest income is the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by changes in volume and yield on interest-earning assets and the volume and rates on interest-bearing liabilities. Interest-earning assets consist of federal funds sold, securities and loans. Interest-bearing liabilities primarily consist of deposits. The net interest margin is the percentage of tax-equivalent net interest income to average earning assets. The Company’s net interest margin (on a fully tax-equivalent basis) increased to 3.62% for the three months ended March 31, 2006 compared to 3.51% for the same period in 2005.

Total interest income (on a fully tax equivalent basis) increased 21.2% for the first three months of 2006 compared to the first three months of 2005 due to increasing yields and balances in the Company’s loan portfolio. Average loans increased 6.6% during this period and the yield on the portfolio increased 103 basis points. Yields on the Company’s home equity loan portfolio increased 113 basis points during this period. This increase was primarily due to increases in the interest rate charged for home equity lines of credit that adjusted as a result of increases in the prime rate. Beginning in 2004, the prime rate increased due to increases in interest rates initiated by the Federal Reserve. The average prime rate for the first three months of 2006 was 7.44% compared to 5.45% for the first three months of 2005. Yields on the commercial loan portfolio increased 175 basis points during this period. The majority of commercial loans have adjustable rates that are tied to the prime rate. Yields on investment securities increased 23 basis points during this period. This was primarily a result of the Company’s reinvestment of proceeds from called and matured securities in securities that provide a higher yield.

Total interest expense increased 50.7% for the first three months of 2006 compared to the first three months of 2005. Interest on deposits accounted for all of the increase. The yield on interest-bearing deposits increased 84 basis points to 2.68% at March 31, 2006 from 1.84% at March 31, 2005. The Company increased the rates that it pays on deposits in order to maintain its current accounts and attract new customers.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities (on a fully tax-equivalent basis) for the three month period ended March 31, 2006, as compared to the same period in 2005 (dollars in thousands):

	Change due to		Total
	Volume	Rate	Change
Interest Income
Federal funds sold	$396	$114	$510
Securities	(297)	321	24
Loans	1,194	2,632	3,826
Total interest income	1,293	3,067	4,360
Interest Expense
Interest-bearing deposits	361	2,935	3,296
Other interest-bearing liabilities	(12)	6	(6)
Total interest expense	349	2,941	3,290
Net interest income	$944	$126	$1,070

The following table presents an analysis of the Company’s year-to-date average interest-earning assets, demand-noninterest-bearing deposits and interest-bearing liabilities for the dates indicated (dollars in thousands):

	2006	2005
	March 31	December 31	September 30	June 30	March 31
Federal funds sold	$60,918	$22,962	$24,235	$25,112	$24,578
Total securities	527,268	570,103	577,018	577,525	558,853
Total loans	1,111,005	1,069,549	1,056,434	1,043,922	1,042,303
Total interest-earning assets	$1,699,191	$1,662,614	$1,657,687	$1,646,559	$1,625,734

Demand-noninterest-bearing deposits	$150,285	$150,280	$147,425	$144,939	$142,894
Interest-bearing deposits	1,482,751	1,448,957	1,450,852	1,444,945	1,428,038
Total deposits	$1,633,036	$1,599,237	$1,598,277	$1,589,884	$1,570,932
Total interest-bearing liabilities	$1,482,818	$1,450,298	$1,451,626	$1,445,603	$1,429,224

Provision for Loan Losses. The Company did not record a provision for loan losses for the first three months of 2006 and 2005. A more detailed discussion of the allowance for loan losses is presented in the Allowance for Loan Losses and Asset Quality section of this report.

Noninterest Income. Total noninterest income was level for the first three months of 2006 compared to the first three months of 2005. The Company experienced a decrease in other noninterest income as a result of gains on sales of assets that occurred in 2005 and were not repeated in the 2006 period. Additionally, the Company experienced a decline in travel agency income for the first three months of 2006 compared to the same period in 2005. BOLI income increased $.4 million primarily due to an increase in the market value. The Company also experienced an increase in prepaid solutions card income of $.1 million.

Noninterest Expense. Total noninterest expense increased 9.9% for the first three months of 2006 compared to the first three months of 2005. Salaries and employee benefits increased $.4 million due to normal salary increases along with increased medical insurance costs. Occupancy expense increased $.5 million primarily due to increased building depreciation expense which resulted from management’s decision in January 2006 to close the Metra Main facility and the acceleration of the depreciation of the fixed assets associated with that facility. These increases were partially offset by a decrease to prepaid solutions card expense of $.1 million.

Income Taxes. Income tax expense decreased 9.1% for the first three months of 2006 compared to the first three months of 2005 due to higher levels of tax-exempt income from BOLI investments during the 2006 period. The effective tax rates for the first three months of 2006 and 2005 were 28.6% and 31.2%, respectively.

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

Presented below are the Company’s projected changes in net interest income over a twelve-month horizon for the various rate shock levels as of the periods indicated (dollars in thousands):

March 31, 2006	Amount	Dollar Change	Percent Change
+200 basis points	$64,570	$2,503	4.0%
+100 basis points	62,937	870	1.4%
Base	62,067	—	—
-100 basis points	65,082	3,015	4.9%
-200 basis points	63,570	1,503	2.4%

December 31, 2005	Amount	Dollar Change	Percent Change
+200 basis points	$63,379	$3,853	6.5%
+100 basis points	61,479	1,953	3.3%
Base	59,526	—	—
-100 basis points	61,178	1,652	2.8%
-200 basis points	58,644	(882)	(1.5)%

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2006. Based on that evaluation, the Company’s management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. That evaluation did not identify any changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.                    LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party other than ordinary course, routine litigation incidental to their respective businesses.

ITEM 1A.           RISK FACTORS

There have been no material changes in the risk factors applicable to the Company from those disclosed in the Company’s 2005 Annual Report on Form 10-K.

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

WEST SUBURBAN BANCORP, INC.
(Registrant)

Date: May 9, 2006
/s/ Kevin J. Acker
KEVIN J. ACKER
CHAIRMAN AND CHIEF EXECUTIVE OFFICER

/s/ Duane G. Debs
DUANE G. DEBS
PRESIDENT AND CHIEF FINANCIAL OFFICER

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Articles of Incorporation of West Suburban filed March 14, 1986 — Incorporated by reference from Exhibit 3.1 of Form 10-K of West Suburban dated March 21, 2003, under Commission File No. 0-17609.

3.2

Articles of Amendment to Articles of Incorporation of West Suburban filed November 2, 1988 — Incorporated by reference from Exhibit 3.2 of Form 10-K of West Suburban dated March 21, 2003, under Commission File No. 0-17609.

3.3

Articles of Amendment to Articles of Incorporation of West Suburban filed June 20, 1990 — Incorporated by reference from Exhibit 3.3 of Form 10-K of West Suburban dated March 21, 2003, under Commission File No. 0-17609.

3.4

Articles of Amendment to Articles of Incorporation of West Suburban filed June 8, 1998 — Incorporated by reference from Exhibit 3.4 of Form 10-K of West Suburban dated March 21, 2003, under Commission File No. 0-17609.

3.5

Articles of Amendment to Articles of Incorporation of West Suburban filed May 27, 2003 — Incorporated by reference from Exhibit 3.5 of Form 10-Q of West Suburban dated August 14, 2003, under Commission File No. 0-17609.

3.6	Amended and Restated By-laws of West Suburban — Incorporated by reference from Exhibit 3.3 of Form 10-K of West Suburban dated March 21, 2003, under Commission File No. 0-17609.

4.1	Specimen of Common Stock certificate — Incorporated by reference from Exhibit 4.1 of Form 10-K of West Suburban dated March 14, 2006, Commission File No. 0-17609.

31.1	Certification of Kevin J. Acker, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Duane G. Debs, President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule15d-14(a).

32.1	Certification of Kevin J. Acker, Chairman and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Duane G. Debs, President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.