Form 10-Q
period 2006-06-30
WEST SUBURBAN BANCORP INC
filed 2006-08-08
CIK 805080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2006

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

15,000,000 shares of Common Stock, no par value, were authorized, and 432,495 shares of Common Stock were issued and outstanding, as of August 8, 2006.

WEST SUBURBAN BANCORP, INC.

Form 10-Q Quarterly Report

Special Note Concerning Forward-Looking Statements

This document (including information incorporated by reference) contains, and future oral and written statements of West Suburban Bancorp, Inc. (“West Suburban”) and West Suburban Bank (the “Bank” and collectively with West Suburban and its other direct and indirect subsidiaries, the “Company”) and its management may contain, forward-looking statements within the meaning of such term in the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

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

PART I

ITEM 1.      FINANCIAL STATEMENTS

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
(UNAUDITED)

	June 30,	December 31,
	2006	2005
Assets
Cash and due from banks	$41,611	$54,935
Federal funds sold	50,259	50,859
Total cash and cash equivalents	91,870	105,794
Securities
Available for sale (amortized cost of $483,388 in 2006 and $479,625 in 2005)	465,575	465,798
Held to maturity (fair value of $55,395 in 2006 and $64,074 in 2005)	56,575	64,945
Federal Home Loan Bank stock	5,257	5,619
Total securities	527,407	536,362
Loans, less allowance for loan losses of $10,715 in 2006 and $10,681 in 2005	1,144,407	1,091,747
Cash surrender value of bank-owned life insurance	33,165	32,225
Premises and equipment, net	40,180	40,179
Other real estate	934	210
Accrued interest and other assets	24,081	20,309
Total assets	$1,862,044	$1,826,826

Liabilities and shareholders’ equity
Deposits
Demand-noninterest-bearing	$156,020	$165,413
Interest-bearing	1,519,150	1,474,253
Total deposits	1,675,170	1,639,666
Prepaid solutions cards	15,206	19,907
Accrued interest and other liabilities	21,244	18,215

Common stock in ESOP subject to contingent repurchase obligation	57,253	54,378

Shareholders’ equity
Common stock, no par value; 15,000,000 shares authorized; 432,495 shares issued and outstanding	3,457	3,457
Surplus	38,066	38,066
Retained earnings	119,634	115,846
Accumulated other comprehensive loss	(10,733)	(8,331)
Amount reclassified on ESOP shares	(57,253)	(54,378)
Total shareholders’ equity	93,171	94,660
Total liabilities and shareholders’ equity	$1,862,044	$1,826,826

See accompanying notes to consolidated financial statements.

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Dollars in thousands, except per share data)
(UNAUDITED)

	2006	2005
Interest income
Loans, including fees	$39,925	$31,896
Securities
Taxable	9,423	9,641
Exempt from federal income tax	502	451
Federal funds sold	1,341	338
Total interest income	51,191	42,326

Interest expense
Deposits	20,756	13,564
Other	1	8
Total interest expense	20,757	13,572
Net interest income	30,434	28,754
Provision for loan losses	150	625
Net interest income after provision for loan losses	30,284	28,129

Noninterest income
Prepaid solutions cards	3,969	3,874
Service fees on deposit accounts	3,412	3,543
Debit card fees	985	929
Bank-owned life insurance	587	485
Net realized gains on securities transactions	73	26
Net gains on sales of loans held for sale	26	62
Other	1,829	2,571
Total noninterest income	10,881	11,490

Noninterest expense
Salaries and employee benefits	11,987	11,372
Prepaid solutions cards	2,723	2,591
Occupancy	2,544	2,056
Furniture and equipment	2,496	2,470
Advertising and promotion	816	789
Professional fees	634	691
Other	2,787	2,683
Total noninterest expense	23,987	22,652

Income before income taxes	17,178	16,967
Income tax expense	4,740	4,809
Net income	$12,438	$12,158

Total comprehensive income	$10,036	$10,896

Earnings per share	$28.76	$28.11
Average shares outstanding	432,495	432,495

See accompanying notes to consolidated financial statements.

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(Dollars in thousands, except per share data)
(UNAUDITED)

	2006	2005
Interest income
Loans, including fees	$20,632	$16,425
Securities
Taxable	4,843	5,046
Exempt from federal income tax	251	225
Federal funds sold	675	182
Total interest income	26,401	21,878

Interest expense
Deposits	10,973	7,077
Other	1	—
Total interest expense	10,974	7,077
Net interest income	15,427	14,801
Provision for loan losses	150	625
Net interest income after provision for loan losses	15,277	14,176

Noninterest income
Prepaid solutions cards	1,854	1,882
Service fees on deposit accounts	1,743	1,815
Debit card fees	507	484
Bank-owned life insurance	68	324
Net realized gains on securities transactions	49	20
Net gains on sales of loans held for sale	8	44
Other	862	1,118
Total noninterest income	5,091	5,687

Noninterest expense
Salaries and employee benefits	5,977	5,718
Prepaid solutions cards	1,427	1,217
Furniture and equipment	1,233	1,264
Occupancy	979	1,021
Advertising and promotion	341	372
Professional fees	337	336
Other	1,240	1,396
Total noninterest expense	11,534	11,324

Income before income taxes	8,834	8,539
Income tax expense	2,351	2,179
Net income	$6,483	$6,360

Total comprehensive income	$4,642	$9,229

Earnings per share	$14.99	$14.71
Average shares outstanding	432,495	432,495

See accompanying notes to consolidated financial statements.

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Dollars in thousands, except per share data)
(UNAUDITED)

	Common Stock and Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2005	$41,523	$111,985	$(3,054)	$(53,959)	$96,495

Comprehensive income
Net income	—	12,158	—	—	12,158
Change in unrealized loss on available for sale securities, net of reclassification and tax effects	—	—	(1,262)	—	(1,262)
Total comprehensive income					10,896
Cash dividends declared - $20.00 per share	—	(8,650)	—	—	(8,650)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	(289)	(289)
Balance, June 30, 2005	$41,523	$115,493	$(4,316)	$(54,248)	$98,452

	Common Stock and Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2006	$41,523	$115,846	$(8,331)	$(54,378)	$94,660

Comprehensive income
Net income	—	12,438	—	—	12,438
Change in unrealized loss on available for sale securities, net of reclassification and tax effects	—	—	(2,402)	—	(2,402)
Total comprehensive income					10,036
Cash dividends declared - $20.00 per share	—	(8,650)	—	—	(8,650)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	(2,875)	(2,875)
Balance, June 30, 2006	$41,523	$119,634	$(10,733)	$(57,253)	$93,171

See accompanying notes to consolidated financial statements.

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Dollars in thousands)
(UNAUDITED)

	2006	2005
Cash flows from operating activities
Net income	$12,438	$12,158
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,046	1,744
Provision for loan losses	150	625
Deferred income tax (benefit) provision	(418)	1,298
Net premium amortization of securities	325	676
Net realized gains on securities transactions	(73)	(26)
Federal Home Loan Bank stock dividends	—	(146)
Increase in cash surrender value of bank-owned life insurance	(587)	(485)
Amortization of deferred loan fees	140	293
Net gains on sales of loans held for sale	(26)	(62)
Sales of loans held for sale	6,170	3,081
Origination of loans held for sale	(7,615)	(3,616)
Net losses on sales of premises and equipment	3	—
Net gains on sales of other real estate	—	(204)
Increase in accrued interest and other assets	(1,770)	(1,022)
Increase in accrued interest and other liabilities	3,029	1,735
Net cash provided by operating activities	13,812	16,049
Cash flows from investing activities
Securities available for sale
Sales	73	21,932
Maturities and calls	37,706	19,971
Purchases	(41,491)	(74,463)
Securities held to maturity
Maturities and calls	8,429	1,890
Purchases	—	—
Net increase in loans	(52,205)	(4,399)
Investment in bank-owned life insurance policies	(353)	(352)
Purchases of premises and equipment	(2,090)	(878)
Sales of premises and equipment	40	—
Sales of other real estate	2	3,571
Net cash used in investing activities	(49,889)	(32,728)
Cash flows from financing activities
Net increase in deposits	35,504	26,786
(Decrease) increase in prepaid solutions cards	(4,701)	2,507
Dividends paid	(8,650)	(8,650)
Net cash provided by financing activities	22,153	20,643
Net (decrease) increase in cash and cash equivalents	(13,924)	3,964
Beginning cash and cash equivalents	105,794	51,400
Ending cash and cash equivalents	$91,870	$55,364

Supplemental disclosures
Cash paid for interest	$19,877	$9,959
Income taxes paid	5,239	3,502
Other real estate acquired through loan foreclosure	726	1,437

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

Note 2 - Securities

Securities with unrealized losses for the periods ended June 30, 2006 and December 31, 2005 are presented below by the length of time the securities have been in a continuous unrealized loss position:

	June 30, 2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate	$—	$—	$40,446	$2,202	$40,446	$2,202
U.S. government sponsored entities	14,966	34	272,028	10,818	286,994	10,852
Mortgage-backed	48,948	964	115,879	4,634	164,827	5,598
States and political subdivisions	9,174	254	6,490	257	15,664	511
Preferred stock	—	—	855	148	855	148
Total temporarily impaired	$73,088	$1,252	$435,698	$18,059	$508,786	$19,311

	December 31, 2005
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate	$12,917	$292	$28,342	$1,366	$41,259	$1,658
U.S. government sponsored entities	172,874	3,443	131,053	5,304	303,927	8,747
Mortgage-backed	137,356	3,237	16,202	1,008	153,558	4,245
States and political subdivisions	10,693	168	3,942	148	14,635	316
Preferred stock	—	—	825	177	825	177
Total temporarily impaired	$333,840	$7,140	$180,364	$8,003	$514,204	$15,143

Debt securities in an unrealized loss position for greater than 12 months (all of which represented securities issued or guaranteed by U.S. Government sponsored entities or securities with investment grade ratings) totaled $434.8 million and the related unrealized loss totaled $17.9 million as of June 30, 2006. In accordance with U.S. generally accepted accounting principles, unrealized losses on debt securities are not recognized if management has the intent and ability to hold the securities until their maturity date and no concerns exist with the respect to the ability of the issuer to satisfy its obligations at maturity. Management believes that the value of the debt securities with unrealized losses will recover as the securities approach their maturity date and/or reprice date. At June 30, 2006, preferred stock with an amortized cost of $1.0 million had unrealized losses for a continuous period of twelve months or more and the amount of the unrealized losses as of that date was $.1 million. The Company has determined this unrealized loss to be temporary as management expects the security to recover its original costs as interest rates increase as the security approaches its reprice date. The Company has both the intent and ability to hold the investment until such recovery occurs. The preferred stock is issued by the Federal Home Loan Mortgage Corporation. Management does not believe that the unrealized loss as of June 30, 2006 on any individual investment security represents other-than-temporary impairment.

Note 3 - Financial Instruments with Off-Balance Sheet Risk

Unused lines of credit and other commitments to extend credit not reflected in the financial statements are as follows:

	June 30, 2006			December 31, 2005
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commercial loans and lines of credit	$3,556	$208,088	$211,644	$1,230	$194,842	$196,072
Check credit lines of credit	1,120	—	1,120	1,219	—	1,219
Mortgage loans	7,488	12,578	20,066	5,411	1,060	6,471
Home equity lines of credit	—	176,428	176,428	—	179,072	179,072
Letters of credit	—	38,026	38,026	—	34,913	34,913
Credit card lines of credit	—	38,099	38,099	—	41,014	41,014
Total	$12,164	$473,219	$485,383	$7,860	$450,901	$458,761

Fixed rate commercial loan commitments at June 30, 2006 generally had interest rates ranging from 5.75% to 9.00% with terms ranging from less than 1 year to 5 years. Fixed rate mortgage loan commitments at June 30, 2006 generally had interest rates ranging from 6.125% to 8.25% with terms ranging from 10 to 30 years. Fixed rate check credit lines of credit had interest rates of 18.00% at June 30, 2006.

Note 4 - Common Stock in ESOP Subject to Contingent Repurchase Obligation

At June 30, 2006 and December 31, 2005, the ESOP held 85,580 and 83,530 shares of West Suburban common stock, respectively. Upon termination of their employment, participants who elect to receive their benefit distributions in the form of West Suburban common stock may require the Company to purchase the common stock distributed at fair value during two 60-day periods. The first purchase period begins on the date the benefit is distributed and the second purchase period begins on the first anniversary of the distribution date. This contingent repurchase obligation is reflected in the Company’s financial statements as “Common stock in ESOP subject to contingent repurchase obligation” and reduces shareholders’ equity by an amount that represents the independently appraised fair value of all West Suburban common stock held by the ESOP and allocated to participants, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares. At June 30, 2006 and December 31, 2005, this contingent repurchase obligation reduced shareholders’ equity by $57,253 and $54,378, respectively. The Company believes that the ESOP will continue to have a sufficient amount of cash to distribute benefit payments to former employees and that the exercise of the right of former employees to cause the Company to purchase West Suburban common stock is unlikely.

Note 5 - New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The statement also subjects beneficial interests in securitized financial assets to the requirements of SFAS No. 133. This statement is effective for all financial instruments acquired, issued, or subject to re-measurement after the beginning of the first fiscal year that begins after September 15, 2006 or January 1, 2007 for calendar-year companies, with earlier adoption permitted. The Company does not currently believe that the adoption of SFAS No. 155 will have a material impact on its financial condition or results of operations.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), which requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practical. An entity can elect either to (1) subsequently measure servicing rights at fair value and report changes in fair value in earnings, or (2) continue the current practice of amortizing servicing rights in proportion to and over the expected period of servicing income or loss. The statement also permits entities, at the date of adoption, a one-time option to reclassify certain available-for-sale (“AFS”) securities to trading securities, without calling into question the classification of other AFS securities under Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” provided that the AFS securities are identified at setting the entity’s exposure to changes in fair value of servicing assets or liabilities that the entity has elected to subsequently measure at fair value.  This statement is effective for fiscal years beginning after September 15, 2006 or at January 1, 2007 for calendar-year companies. The Company does not currently believe that the adoption of SFAS No. 156 will have a material impact on its financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which was issued to require that all tax positions be evaluated using consistent criteria and measurement and further supplemented by enhanced disclosure.  FIN 48, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. This interpretation provides clear criteria for subsequently recognizing, derecognizing, and measuring such tax positions for financial statement purposes, as well as provides guidance on accrual of interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006 or January 1, 2007 for calendar year-end companies.  Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption would be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings.  The cumulative-effect adjustment would not apply to those items that would not have been recognized in earnings, such as the effect of adopting FIN 48 on tax positions related to business combinations. The Company is currently evaluating the impact of this interpretation on its financial condition and results of operations.

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

The following table presents the Company’s significant fixed and determinable contractual obligations and significant commitments by payment date as of June 30, 2006 (dollars in thousands). The payment amounts represent those amounts contractually due to the recipient and do not include any carrying value adjustments.

	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
Deposits without a stated maturity	$1,142,143	$—	$—	$—	$1,142,143
Time deposits	307,321	180,452	45,228	26	533,027
Operating leases	264	571	477	985	2,297
Prepaid solutions cards	15,206	—	—	—	15,206
Commitments to extend credit
Fixed rate					12,164
Variable rate					473,219

Balance Sheet Analysis

Total Assets. Total consolidated assets at June 30, 2006 increased 1.9% from December 31, 2005. This increase was primarily due to the growth in the loan portfolio, which was funded by growth in interest-bearing deposits. Additionally, total year-to-date average assets for the six month period ended June 30, 2006 increased 3.8% from the same period in 2005.

Cash and Cash Equivalents. Cash and cash equivalents at June 30, 2006 decreased 13.2% from December 31, 2005 due to a decrease in cash and due from banks. The Company will continue to monitor the level of these funds as it is generally the Company’s practice to redeploy its cash and cash equivalents into higher earning assets, including loans and investment securities.

Securities. The Company’s securities portfolio decreased 1.7% during the first six months of 2006. This was primarily due to decreased balances in the Company’s held to maturity portfolio. The Company considers monthly paydowns in amortizing securities, like mortgage-backed securities, as a consistent source of cash flows. Additionally, the Company manages its investment portfolio to maximize the return on invested funds within acceptable risk guidelines, to meet pledging and liquidity requirements and to adjust balance sheet interest rate sensitivity to insulate net interest income against the impact of interest rate changes.

During the first six months of 2006, the Company’s accumulated other comprehensive loss increased $2.4 million due to a change in unrealized loss on securities available for sale, net of reclassification and tax effects. Unrealized losses on securities available for sale increased due to the increase in market interest rates. The Company will continue to monitor its level of available for sale and held to maturity securities and will classify new securities in the appropriate category at the time of purchase.

The carrying values of the Company’s major categories of securities are summarized in the following table (dollars in thousands):

	June 30, 2006	December 31, 2005	Dollar Change	Percent Change
Securities available for sale
Corporate	$43,146	$44,019	$(873)	(2.0)%
U.S. government sponsored entities	256,808	269,048	(12,240)	(4.5)%
Mortgage-backed	153,763	141,540	12,223	8.6%
States and political subdivisions	11,003	10,365	638	6.2%
Total debt securities	464,720	464,972	(252)	(0.1)%
Preferred stock	855	826	29	3.5%
Total securities available for sale	465,575	465,798	(223)	—%

Securities held to maturity
U.S. government sponsored entities	30,597	37,347	(6,750)	(18.1)%
Mortgage-backed	11,989	13,018	(1,029)	(7.9)%
States and political subdivisions	13,989	14,580	(591)	(4.1)%
Total securities held to maturity	56,575	64,945	(8,370)	(12.9)%
Federal Home Loan Bank stock	5,257	5,619	(362)	(6.4)%
Total securities	$527,407	$536,362	$(8,955)	(1.7)%

Loans. Total loans outstanding at June 30, 2006 increased 4.8% from December 31, 2005 primarily due to increased balances in the construction and home equity loan portfolios. The increase in the construction loan portfolio was primarily due to new builder lot projects being financed along with the development of two condo projects. The increase in the home equity loan portfolio was due to increased balances in second mortgages and a promotional rate home equity program. The Company intends to continue to aggressively market home equity loan products. Additionally, the Company experienced a decline in the indirect automobile loan portfolio. The Company anticipates a continuing decline in the indirect automobile loan portfolio primarily due to prepayments and scheduled repayments, as well as the promotional programs that continue to be offered by automobile dealers.

Balances in the Company’s loans are summarized in the following table (dollars in thousands):

	June 30, 2006	December 31, 2005	Dollar Change	Percent Change
Commercial	$284,158	$276,898	$7,260	2.6%
Consumer	7,323	7,501	(178)	(2.4)%
Indirect automobile	19,121	24,939	(5,818)	(23.3)%
Real estate
Residential	167,278	160,902	6,376	4.0%
Commercial	220,069	225,794	(5,725)	(2.5)%
Home equity	247,928	229,514	18,414	8.0%
Construction	196,325	165,484	30,841	18.6%
Held for sale	1,611	140	1,471	N/M
Credit card	10,420	10,545	(125)	(1.2)%
Other	889	711	178	25.0%
Total	1,155,122	1,102,428	52,694	4.8%
Allowance for loan losses	(10,715)	(10,681)	(34)	0.3%
Loans, net	$1,144,407	$1,091,747	$52,660	4.8%

Allowance for Loan Losses and Asset Quality. The Company’s ratio of nonperforming loans to total loans decreased to .09% at June 30, 2006 from .20% at December 31, 2005. The ratio of nonperforming assets to total assets decreased to .11% at June 30, 2006 from .13% at December 31, 2005. These changes were attributable to a decrease in the Company’s nonperforming loans. The allowance for loan losses allocated to impaired loans increased to $4.0 million at June 30, 2006 from $3.5 million at December 31, 2005. This increase was primarily due to the allocation of the allowance to two impaired loans.

The Company’s loans 90 days or more past due decreased $.9 million to $.8 million at June 30, 2006 from $1.7 million at December 31, 2005. During the first quarter of 2006, there was a pay-off of one commercial real estate loan relationship in the amount of $.2 million. During the second quarter of 2006, one home equity loan relationship in the amount of $.4 million was transferred to other real estate and one commercial loan relationship in the amount of $.2 million was paid-off during the second quarter of 2006.

Nonaccrual loans decreased $.3 million during the first six months of 2006. This decrease was primarily due to the transfer of one loan relationship representing $.2 million to other real estate.

The ratio of the allowance for loan losses to total loans was .93% at June 30, 2006 and .97% at December 31, 2005. The following table presents an analysis of the Company’s nonperforming loans and other real estate as of the dates indicated (dollars in thousands):

	June 30, 2006	December 31, 2005
Loans past due 90 days or more still on accrual	$839	$1,665
Nonaccrual loans	211	533
Total nonperforming loans	$1,050	$2,198
Nonperforming loans as a percent of total loans	0.09%	0.20%
Allowance for loan losses as a percent of nonperforming loans	1020%	486%
Other real estate	$934	$210
Nonperforming assets as a percent of total assets	0.11%	0.13%

The following table presents an analysis of the Company’s allowance for loan losses for the periods stated (dollars in thousands):

	2006		2005
	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
Provision - quarter	$150	$—	$—	$750	$625
Provision - year to date	150	—	1,375	1,375	625
Net charge-offs - quarter	27	89	1,016	76	68
Net charge-offs - year to date	116	89	1,221	205	129
Allowance at period end	10,715	10,592	10,681	11,697	11,023
Allowance at period end to total loans	0.93%	0.93%	0.97%	1.06%	1.04%

Bank-owned Life Insurance (“BOLI”). The cash surrender value of BOLI increased to $33.2 million at June 30, 2006 from $32.2 million at December 31, 2005. This increase was due to earnings on the policies.

Other Real Estate. During the first six months of 2006, the Company acquired properties with an aggregate carrying value of $.7 million, increasing the outstanding balance of other real estate to $.9 million.

Deposits. Total deposits at June 30, 2006 increased 2.2% from December 31, 2005. The increase in total deposits resulted from increases in money market checking accounts and time deposits. The increase in money market checking accounts was primarily due to an increased balance of one corporate customer, which offset decreases in demand-noninterest-bearing deposits, NOW accounts and savings accounts. The Company also experienced increases in time deposits resulting from promotional efforts. The Company believes time deposits will continue to increase due to its promotional efforts and as customers migrate from lower yielding more liquid deposits during the current rising interest rate environment. In general, management promotes its deposit products when it believes appropriate and prices its products in a manner intended to maintain its current accounts and attract new customers while maintaining an acceptable net interest margin.

Balances in the Company’s major categories of deposits are summarized in the following table (dollars in thousands):

	June 30, 2006	December 31, 2005	Dollar Change	Percent Change
Demand-noninterest-bearing	$156,020	$165,413	$(9,393)	(5.7)%
NOW	319,879	331,420	(11,541)	(3.5)%
Money market checking	257,969	219,433	38,536	17.6%
Savings	408,275	413,860	(5,585)	(1.3)%
Time deposits
Less than $100,000	383,152	365,166	17,986	4.9%
$100,000 and greater	149,875	144,374	5,501	3.8%
Total	$1,675,170	$1,639,666	$35,504	2.2%

Prepaid Solutions Cards. Prepaid solutions card balances (which reflect the outstanding balances of the Company’s prepaid solutions card customers) at June 30, 2006 decreased 23.6% from December 31, 2005. This decrease was primarily due to the higher usage of prepaid solutions gift cards reducing the Company’s prepaid solutions cards liability. During the fourth quarter of 2005 the prepaid solutions cards balances increased as the Company promoted the gift cards for the holiday season. The balances began to decrease during the first and second quarters as the gift cards are used.
CAPITAL RESOURCES

Shareholders’ equity at June 30, 2006 decreased 1.6% from December 31, 2005. The Company’s net income of $12.4 million was offset by dividends declared of $8.7 million, an increase in the accumulated other comprehensive loss of $2.4 million and an increase of $2.9 million in common stock in ESOP subject to contingent repurchase obligation.

All of the Company’s and the Bank’s capital ratios continue to be maintained at levels that are in excess of applicable regulatory capital requirements which call for a minimum total risk-based capital ratio of 8% for each of the Company and the Bank, a minimum Tier 1 risk-based capital ratio of 4% for each of the Company and the Bank, and a minimum leverage ratio (3% for the most highly rated banks and bank holding companies that do not expect significant growth; all other institutions are required to maintain a minimum leverage capital ratio of 4% and 5% depending on their particular circumstance and risk and growth profiles) for each of the Company and the Bank. Bank holding companies and their subsidiaries are generally expected to operate at or above the minimum capital requirements. All capital ratios are in excess of regulatory minimums and should allow the Company and the Bank to operate without significant capital adequacy concerns.

Management has been advised that as of June 30, 2006 and December 31, 2005, the Bank qualified as a “well-capitalized” institution as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991, as amended. On a consolidated basis, the Company also exceeded regulatory capital requirements. In accordance with applicable regulations, neither the accumulated other comprehensive loss on debt securities nor the amount of common stock in ESOP subject to contingent repurchase obligation is deducted in the calculation of Tier 1 and total capital.

The following table sets forth the actual and minimum capital ratios of the Company and the Bank as of the dates indicated (dollars in thousands):

	Actual		Minumum To Be Well Capitalized		Excess
As of June 30, 2006	Amount	Ratio	Amount	Ratio	Amount
Total capital (to risk weighted assets)
Company	$170,993	11.8%	N/A	N/A	N/A
Bank	146,581	10.1%	$145,189	10.0%	$1,392
Tier 1 capital (to risk weighted assets)
Company	160,278	11.0%	N/A	N/A	N/A
Bank	135,866	9.4%	87,114	6.0%	48,752
Tier 1 capital (to average assets)
Company	160,278	8.6%	N/A	N/A	N/A
Bank	135,866	7.3%	92,535	5.0%	43,331

As of December 31, 2005
Total capital (to risk weighted assets)
Company	$167,230	11.9%	N/A	N/A	N/A
Bank	145,139	10.3%	$140,481	10.0%	$4,658
Tier 1 capital (to risk weighted assets)
Company	156,549	11.1%	N/A	N/A	N/A
Bank	134,458	9.6%	84,288	6.0%	50,170
Tier 1 capital (to average assets)
Company	156,549	8.7%	N/A	N/A	N/A
Bank	134,458	7.5%	89,396	5.0%	45,062

LIQUIDITY

Effective liquidity management ensures there is sufficient cash flow to satisfy demand for credit and deposit withdrawals and to take advantage of earnings enhancement opportunities. A large, stable core deposit base and a strong capital position are the solid foundation for the Company’s liquidity position. Liquidity is enhanced by a securities portfolio structured to provide liquidity as needed. The Company also maintains relationships with correspondent banks to purchase federal funds subject to underwriting and collateral requirements. Additionally, subject to credit underwriting, collateral, capital stock, and other requirements of the Federal Home Loan Bank of Chicago (“FHLB”), the Company is able to borrow from the FHLB on a “same day” basis. As of June 30, 2006, the Company could have borrowed up to approximately $105 million from the FHLB secured by certain of its real estate loans and securities. Furthermore, the Company has agreements in place to borrow up to $50 million in federal funds. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity and maturity schedules of interest-earning assets and interest-bearing liabilities.

Generally, the Company uses cash and cash equivalents and securities available for sale to meet its liquidity needs. As of June 30, 2006 and December 31, 2005, these liquid assets represented 29.9% and 31.3% of total assets, respectively. During the first six months of 2006, the Company’s cash and cash equivalents decreased $13.9 million. Net cash provided by operating activities was $13.8 million, while net cash used in investing activities was $49.9 million. Net cash flows provided by financing activities were $22.2 million, resulting primarily from deposit growth. Management expects operations and financing activities to be a continuing source of cash flow in the future.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Net Income. The Company’s net income for the first six months of 2006 increased 2.3% compared to the first six months of 2005. Net income was positively affected by an increase in net interest income of $1.7 million and a decrease in provision for loan losses expense of $.5 million. Net income was negatively affected by a decrease in total noninterest income of $.6 million and an increase in total noninterest expense of $1.3 million.

Net Interest Income. Net interest income for the first six months of 2006 increased 5.8% compared to 2005. Net interest income is the primary source of income for the Company. Net interest income is the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by changes in volume and yield on interest-earning assets and the volume and rates on interest-bearing liabilities. Interest-earning assets consist of federal funds sold, securities and loans. Interest-bearing liabilities primarily consist of deposits. The net interest margin is the percentage of tax-equivalent net interest income to average earning assets. The Company’s net interest margin (on a fully tax-equivalent basis) increased to 3.61% for the six months ended June 30, 2006 compared to 3.55% for the same period in 2005.

Total interest income (on a fully tax equivalent basis) increased 20.9% for the first six months of 2006 compared to the first six months of 2005 due to increasing yields and balances in the Company’s loan portfolio. Average loans increased 7.9% during this period and the yield on the portfolio increased 99 basis points. Yields on the Company’s home equity loan portfolio increased 106 basis points during this period. This increase was primarily due to increases in the interest rate charged for home equity lines of credit that adjusted as a result of increases in the prime rate. The prime rate increased due to increases in interest rates initiated by the Federal Reserve. The average prime rate for the first six months of 2006 was 7.67% compared to 5.68% for the first six months of 2005. Yields on the commercial loan portfolio increased 173 basis points during this period. The majority of commercial loans have adjustable rates that are tied to the prime rate. Additionally, yields on federal funds sold increased 207 basis points primarily due to rising interest rates.

Total interest expense increased 52.9% for the first six months of 2006 compared to the first six months of 2005. Interest on deposits accounted for all of the increase. The yield on interest-bearing deposits increased 90 basis points to 2.79% at June 30, 2006 from 1.89% at June 30, 2005. The Company increased the rates that it pays on deposits as market interest rates increased in order to maintain its current accounts and attract new customers.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities (on a fully tax-equivalent basis) for the six month period ended June 30, 2006, as compared to the same period in 2005 (dollars in thousands):

	Change due to		Total
	Volume	Rate	Change
Interest Income
Federal funds sold	$744	$259	$1,003
Securities	(845)	706	(139)
Loans	2,929	5,101	8,030
Total interest income	2,828	6,066	8,894
Interest Expense
Interest-bearing deposits	742	6,450	7,192
Other interest-bearing liabilities	(14)	7	(7)
Total interest expense	728	6,457	7,185
Net interest income	$2,100	$(391)	$1,709

The following table presents an analysis of the Company’s year-to-date average interest-earning assets, demand-noninterest-bearing deposits and interest-bearing liabilities for the dates indicated (dollars in thousands):

	2006		2005
	June 30	March 31	December 31	September 30	June 30
Federal funds sold	$56,511	$60,918	$22,962	$24,235	$25,112
Securities	533,292	527,268	570,103	577,018	577,525
Loans	1,126,541	1,111,005	1,069,549	1,056,434	1,043,922
Total interest-earning assets	$1,716,344	$1,699,191	$1,662,614	$1,657,687	$1,646,559

Demand-noninterest-bearing deposits	$153,756	$150,285	$150,280	$147,425	$144,939
Interest-bearing deposits	1,498,528	1,482,751	1,448,957	1,450,852	1,444,945
Total deposits	$1,652,284	$1,633,036	$1,599,237	$1,598,277	$1,589,884
Total interest-bearing liabilities	$1,498,585	$1,482,818	$1,450,298	$1,451,626	$1,445,603

Provision for Loan Losses. The Company’s provision for loan losses decreased 76.0% for the first six months of 2006 compared to the first six months of 2005. This decrease was primarily due to management’s view that the allowance for loan losses is at an adequate level in light of the Company’s reduced nonperforming loan balances. A more detailed discussion of the allowance for loan losses is presented in the Allowance for Loan Losses and Asset Quality section of this report.

Noninterest Income. Total noninterest income decreased 5.3% for the first six months of 2006 compared to the first six months of 2005. The Company experienced a decrease in other noninterest income as a result of $.2 million gains on sales of other real estate that occurred in 2005 and a decline in travel agency income of $.2 million for the first six months of 2006 compared to the same period in 2005. During the first six months of 2006, BOLI income increased $.1 million and the Company also experienced an increase in prepaid solutions card income of $.1 million.

Noninterest Expense. Total noninterest expense increased 5.9% for the first six months of 2006 compared to the first six months of 2005. Salaries and employee benefits increased $.6 million due to normal salary increases along with increased medical insurance costs. Occupancy expense increased $.5 million primarily due to increased building depreciation expense which resulted from management’s decision in January 2006 to close the Metra Main facility and the acceleration of the depreciation of the fixed assets associated with that facility. Prepaid solutions expense increased $.1 million primarily due to expenses associated with the production of cards and postage for increased card volume. Other expense increased $.1 million primarily due to increased costs for call center services to answer card related questions for prepaid solutions.

Income Taxes. Income tax expense decreased 1.4% for the first six months of 2006 compared to the first six months of 2005 due to higher levels of tax-exempt BOLI income during the 2006 period. The effective tax rates for the first six months of 2006 and 2005 were 27.6% and 28.3%, respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

Net Income.  The Company’s net income for the second quarter of 2006 increased 1.9% compared to the second quarter of 2005. Net income was positively affected by an increase in net interest income of $.6 million and a decrease in the provision for loan losses expense of $.5 million.  Net income was adversely affected by a decrease in total noninterest income of $.6 million and an increase in total noninterest expense of $.2 million. Additionally, income tax expense increased $.2 million.

The Company’s net interest margin (on a fully tax-equivalent basis) for the second quarter of 2006 increased to 3.60% compared to 3.59% for the second quarter of 2005.

Net Interest Income.  Total interest income (on a fully tax-equivalent basis) increased 20.6% for the second quarter of 2006 compared to the second quarter of 2005 primarily due to increasing yields and balances in the Company’s loan portfolio. Average loans increased 9.1% during this period and the yield on the portfolio increased 96 basis points. Yields on the Company’s home equity portfolio increased 98 basis points during this period. This increase was primarily due to increases in the interest rate charged for home equity lines of credit that adjusted as a result of increases in the prime rate. The prime rate increased due to increases in interest rates initiated by the Federal Reserve. The average prime rate for the second quarter of 2006 was 7.90% compared to 5.92% for the second quarter of 2005. Yields on the commercial loan portfolio increased 171 basis points during this period. The majority of commercial loans have adjustable rates that are tied to the prime rate. Additionally, yields on federal funds sold increased 236 basis points primarily due to rising interest rates.

Total interest expense increased 55.1% for the second quarter of 2006 compared to the second quarter of 2005. Interest paid on deposits accounted for the majority of the increase. The yield on interest-bearing deposits increased 97 basis points to 2.91% for the second quarter of 2006 from 1.94% for the second quarter of 2005. The Company increased the interest rates paid on its deposits as market interest rates increased in order to maintain its current accounts and attract new customers.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities (on a fully tax-equivalent basis) for the second quarter ended June 30, 2006, as compared to the same period in 2005 (dollars in thousands):

	Change due to		Total
	Volume	Rate	Change
Interest Income
Federal funds sold	$342	$151	$493
Securities	(550)	387	(163)
Loans	1,716	2,490	4,206
Total interest income	1,508	3,028	4,536
Interest Expense
Interest-bearing deposits	380	3,516	3,896
Other interest-bearing liabilities	(1)	2	1
Total interest expense	379	3,518	3,897
Net interest income	$1,129	$(490)	$639

The following table presents an analysis of the Company’s quarterly average interest-earning assets, demand-noninterest-bearing deposits and interest-bearing liabilities for the dates indicated (dollars in thousands):

	June 30, 2006	June 30, 2005
Federal funds sold	$51,987	$25,641
Securities	539,249	595,992
Loans	1,142,057	1,047,123
Total interest-earning assets	$1,733,293	$1,668,756

Demand-noninterest-bearing deposits	$157,196	$146,963
Interest-bearing deposits	1,514,133	1,461,668
Total deposits	$1,671,329	$1,608,631
Total interest-bearing liabilities	$1,514,181	$1,461,803

Provision for Loan Losses.  The Company’s provision for loan losses decreased 76.0% in the second quarter of 2006 compared to the second quarter of 2005. A more detailed discussion of the allowance for loan losses is presented in the Allowance for Loan Losses and Asset Quality section of this report.

Noninterest Income.  Total noninterest income decreased 10.5% for the second quarter of 2006 compared to the second quarter of 2005. The Company experienced a decrease in other noninterest income as a result of gains on sales of other real estate that occurred in 2005 and a decline in travel agency income of $.1 million for the second quarter of 2006 compared to the same period in 2005. BOLI income decreased $.3 million primarily due to changes in the yields received from BOLI policies for the second quarter of 2006 when compared to the same period in 2005.

Noninterest Expense.  Total noninterest expense increased 1.9% for the second quarter of 2006 compared to the second quarter of 2005. Salaries and employee benefits increased $.3 million due to normal salary increases along with increased medical insurance costs. Prepaid solutions card expense increased $.2 million primarily due to expenses associated with the production of cards and postage for increased card volume.

Income Taxes.  Income tax expense increased 7.9% for the second quarter of 2006 compared to the second quarter of 2005, primarily due to higher pre-tax income. The effective tax rates for the second quarter of 2006 and 2005 were 26.6% and 25.5%, respectively.

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

Presented below are the Company’s projected changes in net interest income over a twelve-month horizon for the various rate shock levels as of the periods indicated (dollars in thousands):

June 30, 2006	Amount	Dollar Change	Percent Change
+200 basis points	$61,896	$2,541	4.3%
+100 basis points	62,692	3,337	5.6%
Base	59,355	—	—
-100 basis points	61,298	1,943	3.3%
-200 basis points	63,196	3,841	6.5%

December 31, 2005	Amount	Dollar Change	Percent Change
+200 basis points	$63,379	$3,853	6.5%
+100 basis points	61,479	1,953	3.3%
Base	59,526	—	—
-100 basis points	61,178	1,652	2.8%
-200 basis points	58,644	(882)	(1.5)%

ITEM 1.	LEGAL PROCEEDINGS

ITEM 4.                             CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2006. Based on that evaluation, the Company’s management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. That evaluation did not identify any changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A.    The Annual Meeting of Shareholders was held on May 10, 2006.

B.             The following individuals were elected to serve as directors of the Company for a term of one year at the Annual Meeting. The votes for such individuals and those withholding authority are set forth below:

	For	Withhold Authority
1. Kevin J. Acker	376,360	656
2. David S. Bell	376,371	645
3. Duane G. Debs	376,330	686
4. Charles P. Howard	376,937	79
5. Peggy P. LoCicero	375,727	1,289

C.             Ratification of Crowe Chizek and Company LLC as the Company’s independent registered public accounting firm.

For	Against	Abstain
375,657	1,212	321

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

Date: August 8, 2006
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