Form 10-Q
period 2006-09-30
WEST SUBURBAN BANCORP INC
filed 2006-11-08
CIK 805080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2006

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

15,000,000 shares of Common Stock, no par value, were authorized, and 432,495 shares of Common Stock were issued and outstanding, as of November 8, 2006.

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

PART I

ITEM 1.      FINANCIAL STATEMENTS

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(UNAUDITED)

	September 30, 2006	December 31, 2005
Assets
Cash and due from banks	$57,004	$54,935
Federal funds sold	37,053	50,859
Total cash and cash equivalents	94,057	105,794
Securities
Available for sale (amortized cost of $485,124 in 2006 and $479,625 in 2005)	473,805	465,798
Held to maturity (fair value of $52,315 in 2006 and $64,074 in 2005)	52,819	64,945
Federal Home Loan Bank stock	5,257	5,619
Total securities	531,881	536,362
Loans, less allowance for loan losses of $10,755 in 2006 and $10,681 in 2005	1,132,308	1,091,747
Cash surrender value of bank-owned life insurance	33,560	32,225
Premises and equipment, net	39,883	40,179
Other real estate	351	210
Accrued interest and other assets	21,607	20,309
Total assets	$1,853,647	$1,826,826

Liabilities and shareholders’ equity
Deposits
Demand-noninterest-bearing	$154,519	$165,413
Interest-bearing	1,503,493	1,474,253
Total deposits	1,658,012	1,639,666
Prepaid solutions cards	17,499	19,907
Accrued interest and other liabilities	21,376	18,215

Common stock in ESOP subject to contingent repurchase obligation	60,211	54,378

Shareholders’ equity
Common stock, no par value; 15,000,000 shares authorized; 432,495 shares issued and outstanding	3,457	3,457
Surplus	38,066	38,066
Retained earnings	122,057	115,846
Accumulated other comprehensive loss	(6,820)	(8,331)
Amount reclassified on ESOP shares	(60,211)	(54,378)
Total shareholders’ equity	96,549	94,660
Total liabilities and shareholders’ equity	$1,853,647	$1,826,826

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Dollars in thousands, except per share data)
(UNAUDITED)

	2006	2005
Interest income
Loans, including fees	$61,278	$49,661
Securities
Taxable	14,285	14,534
Exempt from federal income tax	763	701
Federal funds sold	2,118	531
Total interest income	78,444	65,427

Interest expense
Deposits	32,722	21,385
Other	31	22
Total interest expense	32,753	21,407
Net interest income	45,691	44,020
Provision for loan losses	150	1,375
Net interest income after provision for loan losses	45,541	42,645

Noninterest income
Prepaid solutions cards	5,876	5,417
Service fees on deposit accounts	5,250	5,524
Debit card fees	1,479	1,405
Bank-owned life insurance	884	927
Net gains on sales of loans held for sale	82	95
Net realized gains on securities transactions	73	194
Other	2,992	3,557
Total noninterest income	16,636	17,119

Noninterest expense
Salaries and employee benefits	18,002	17,131
Prepaid solutions cards	4,170	3,762
Furniture and equipment	3,534	3,573
Occupancy	3,532	3,056
Advertising and promotion	1,195	1,343
Professional fees	826	1,050
Other	4,202	4,036
Total noninterest expense	35,461	33,951

Income before income taxes	26,716	25,813
Income tax expense	7,530	7,476
Net income	$19,186	$18,337

Total comprehensive income	$20,697	$16,092

Earnings per share	$44.36	$42.40
Average shares outstanding	432,495	432,495

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Dollars in thousands, except per share data)
(UNAUDITED)

	2006	2005
Interest income
Loans, including fees	$21,353	$17,766
Securities
Taxable	4,862	4,894
Exempt from federal income tax	261	251
Federal funds sold	777	192
Total interest income	27,253	23,103

Interest expense
Deposits	11,966	7,821
Other	30	13
Total interest expense	11,996	7,834
Net interest income	15,257	15,269
Provision for loan losses	—	750
Net interest income after provision for loan losses	15,257	14,519

Noninterest income
Prepaid solutions cards	1,954	1,543
Service fees on deposit accounts	1,838	1,981
Debit card fees	494	476
Bank-owned life insurance	297	442
Net gains on sales of loans held for sale	56	33
Net realized gains on securities transactions	—	168
Other	1,163	983
Total noninterest income	5,802	5,626

Noninterest expense
Salaries and employee benefits	6,015	5,759
Prepaid solutions cards	1,494	1,171
Furniture and equipment	1,038	1,103
Occupancy	988	1,000
Advertising and promotion	379	554
Professional fees	192	359
Other	1,415	1,353
Total noninterest expense	11,521	11,299

Income before income taxes	9,538	8,846
Income tax expense	2,790	2,667
Net income	$6,748	$6,179

Total comprehensive income	$10,661	$5,196

Earnings per share	$15.60	$14.29
Average shares outstanding	432,495	432,495

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Dollars in thousands, except per share data)
(UNAUDITED)

	Common Stock and Surplus	Retained Earnings	Accumulated Other Compre- hensive Loss	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2005	$41,523	$111,985	$(3,054)	$(53,959)	$96,495

Comprehensive income
Net income	—	18,337	—	—	18,337
Change in unrealized loss on available for sale securities, net of reclassification and tax effects	—	—	(2,245)	—	(2,245)
Total comprehensive income					16,092
Cash dividends declared - $30.00 per share	—	(12,975)	—	—	(12,975)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	(1,778)	(1,778)
Balance, September 30, 2005	$41,523	$117,347	$(5,299)	$(55,737)	$97,834

	Common Stock and Surplus	Retained Earnings	Accumulated Other Compre- hensive Loss	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2006	$41,523	$115,846	$(8,331)	$(54,378)	$94,660
Comprehensive income
Net income	—	19,186	—	—	19,186
Change in unrealized loss on available for sale securities, net of reclassification and tax effects	—	—	1,511	—	1,511
Total comprehensive income					20,697
Cash dividends declared - $30.00 per share	—	(12,975)	—	—	(12,975)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	(5,833)	(5,833)
Balance, September 30, 2006	$41,523	$122,057	$(6,820)	$(60,211)	$96,549

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Dollars in thousands)
(UNAUDITED)

	2006	2005
Cash flows from operating activities
Net income	$19,186	$18,337
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,795	2,499
Provision for loan losses	150	1,375
Deferred income tax (benefit) provision	(404)	1,455
Net premium amortization of securities	465	935
Net realized gains on securities transactions	(73)	(194)
Federal Home Loan Bank stock dividends	—	(214)
Increase in cash surrender value of bank-owned life insurance	(884)	(927)
Amortization of deferred loan fees	118	270
Net gains on sales of loans held for sale	(82)	(95)
Sales of loans held for sale	16,159	5,793
Origination of loans held for sale	(17,013)	(5,994)
Net losses on sales of premises and equipment	1	—
Net gains on sales of other real estate	(99)	(204)
Increase in accrued interest and other assets	(1,891)	(916)
Increase in accrued interest and other liabilities	3,161	2,606
Net cash provided by operating activities	21,589	24,726
Cash flows from investing activities
Securities available for sale
Sales	73	22,600
Maturities and calls	81,069	50,086
Purchases	(86,757)	(76,998)
Securities held to maturity
Maturities and calls	15,012	2,165
Purchases	(2,800)	(2,539)
Net increase in loans	(40,619)	(52,085)
Investment in bank-owned life insurance policies	(451)	(458)
Purchases of premises and equipment	(2,542)	(1,641)
Sales of premises and equipment	42	—
Sales of other real estate	684	3,848
Net cash used in investing activities	(36,289)	(55,022)
Cash flows from financing activities
Net increase in deposits	18,346	16,542
Increase in borrowings	—	17,800
(Decrease) increase in prepaid solutions cards	(2,408)	2,890
Dividends paid	(12,975)	(12,975)
Net cash provided by financing activities	2,963	24,257
Net decrease in cash and cash equivalents	(11,737)	(6,039)
Beginning cash and cash equivalents	105,794	51,400
Ending cash and cash equivalents	$94,057	$45,361

Supplemental disclosures
Cash paid for interest	$32,934	$21,916
Income taxes paid	7,965	5,702
Other real estate acquired through loan foreclosure	726	1,437

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

Note 2 - Securities

Securities with unrealized losses for the periods ended September 30, 2006 and December 31, 2005 are presented below by the length of time the securities have been in a continuous unrealized loss position:

	September 30, 2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate	$—	$—	$41,083	$1,431	$41,083	$1,431
U.S. government sponsored entities	4,990	10	247,891	7,004	252,881	7,014
Mortgage-backed	31,141	110	123,684	3,383	154,825	3,493
States and political subdivisions	5,579	55	8,801	212	14,380	267
Preferred stock	—	—	850	152	850	152
Total temporarily impaired	$41,710	$175	$422,309	$12,182	$464,019	$12,357

	December 31, 2005
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate	$12,917	$292	$28,342	$1,366	$41,259	$1,658
U.S. government sponsored entities	172,874	3,443	131,053	5,304	303,927	8,747
Mortgage-backed	137,356	3,237	16,202	1,008	153,558	4,245
States and political subdivisions	10,693	168	3,942	148	14,635	316
Preferred stock	—	—	825	177	825	177
Total temporarily impaired	$333,840	$7,140	$180,364	$8,003	$514,204	$15,143

Debt securities in an unrealized loss position for greater than 12 months (all of which represented securities issued or guaranteed by U.S. Government sponsored entities or securities with investment grade ratings) totaled $421.5 million and the related unrealized loss totaled $12.0 million as of September 30, 2006. In accordance with U.S. generally accepted accounting principles, unrealized losses on debt securities are not recognized if management has the intent and ability to hold the securities until their maturity date and no concerns exist with the respect to the ability of the issuer to satisfy its obligations at maturity. Management believes that the value of the debt securities with unrealized losses will recover as the securities approach their maturity date and/or repricing date. At September 30, 2006, preferred stock with an amortized cost of $1.0 million had unrealized losses for a continuous period of twelve months or more and the amount of the unrealized losses as of that date was $.2 million. The Company has determined this unrealized loss to be temporary as management expects the security to recover its original costs as interest rates increase as the security approaches its repricing date. The Company has both the intent and ability to hold the investment until such recovery occurs. The preferred stock is issued by the Federal Home Loan Mortgage Corporation. Management does not believe that the unrealized loss as of September 30, 2006 on any individual investment security represents other-than-temporary impairment.

Note 3 - Financial Instruments with Off-Balance Sheet Risk

Unused lines of credit and other commitments to extend credit not reflected in the financial statements are as follows:

	September 30, 2006			December 31, 2005
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commercial loans and lines of credit	$2,468	$198,502	$200,970	$1,230	$194,842	$196,072
Check credit lines of credit	1,121	—	1,121	1,219	—	1,219
Mortgage loans	4,168	12,768	16,936	5,411	1,060	6,471
Home equity lines of credit	—	182,034	182,034	—	179,072	179,072
Letters of credit	—	38,186	38,186	—	34,913	34,913
Credit card lines of credit	—	42,055	42,055	—	41,014	41,014
Total	$7,757	$473,545	$481,302	$7,860	$450,901	$458,761

Fixed rate commercial loan commitments at September 30, 2006 had interest rates ranging from 5.75% to 9.00% with terms ranging from less than 1 year to 4 years. Fixed rate mortgage loan commitments at September 30, 2006 had interest rates ranging from 5.875% to 6.50% with terms ranging from 15 to 30 years. Fixed rate check credit lines of credit had interest rates of 18.00% at September 30, 2006.

Note 4 - Common Stock in ESOP Subject to Contingent Repurchase Obligation

At September 30, 2006 and December 31, 2005, the Employee Stock Ownership Plan (“ESOP”) held 85,771 and 83,530 shares of West Suburban common stock, respectively. Upon termination of their employment, participants who elect to receive their benefit distributions in the form of West Suburban common stock may require the Company to purchase the common stock distributed at fair value during two 60-day periods. The first purchase period begins on the date the benefit is distributed and the second purchase period begins on the first anniversary of the distribution date. This contingent repurchase obligation is reflected in the Company’s financial statements as “Common stock in ESOP subject to contingent repurchase obligation” and reduces shareholders’ equity by an amount that represents the independently appraised fair value of all West Suburban common stock held by the ESOP and allocated to participants, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares. At September 30, 2006 and December 31, 2005, this contingent repurchase obligation reduced shareholders’ equity by $60,211 and $54,378, respectively.

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

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), which requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practical. An entity can elect either to (1) subsequently measure servicing rights at fair value and report changes in fair value in earnings, or (2) continue the current practice of amortizing servicing rights in proportion to and over the expected period of servicing income or loss. The statement also permits entities, at the date of adoption, a one-time option to reclassify certain available-for-sale (“AFS”) securities to trading securities, without calling into question the classification of other AFS securities under Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” provided that the AFS securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or liabilities that the entity has elected to subsequently measure at fair value. This statement is effective for fiscal years beginning after September 15, 2006 or at January 1, 2007 for calendar-year companies. The Company does not currently believe that the adoption of SFAS No. 156 will have a material impact on its financial condition or results of operations.

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

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” to provide guidance on how to measure fair value, which would apply broadly to financial and non-financial assets and liabilities that are measured at fair value under other authoritative accounting pronouncements. The statement defines fair value, provides a hierarchy that prioritizes inputs that should be used in valuation techniques used to measure fair value, and expands current disclosures about the use of fair value to measure assets and liabilities. The disclosures focus on the methods used for the measurements and their effect on earnings and would apply whether the assets were measured at fair value in all periods, such as trading securities, or in only some periods, such as for impaired assets. A transition adjustment would be recognized as a cumulative-effect adjustment to beginning retained earnings for the fiscal year in which the statement is initially adopted. This adjustment is measured as the difference between the carrying amounts and the fair values of those financial instruments at the date of adoption. The statement is effective for fiscal years beginning after November 15, 2007 (or January 1, 2008 for calendar-year companies) and interim periods within those fiscal years. The Company will adopt the statement on January 1, 2008. The fair value disclosures required by this statement will be effective for the first interim period in which the statement is adopted. The Company is currently evaluating the impact of the statement on its financial condition and results of operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” that requires companies to recognize the funded status of its defined benefit pension and postretirement plans as an asset or liability on the balance sheet rather than being disclosed in the notes to the financial statements. The over-funded or under-funded status (asset or liability) would be measured as the difference between the fair value of plan assets and the projected benefit obligation for pensions and the accumulated post-retirement benefit obligation for other post-retirement benefits. Actuarial gains and losses and prior service costs and credits that arise subsequent to the effective date would be recognized, net of tax, as a component of other comprehensive income and would continue to be amortized into earnings in future periods as a component of net periodic benefit cost. Any remaining unrecognized net transition asset or obligation from the initial adoption of FASB Statements No. 87 and 106, net of tax, would be recognized in other comprehensive income rather than expense, and as such, this is the only change, if applicable, that would alter the amount of expense recognized by an entity. In addition, employers are required to set the measurement date as of the balance sheet date, rather than having the option of any date up to three months prior to the fiscal year-end. Plan assets and obligations would not be required to be remeasured for interim period reporting. The requirement to recognize the funded status in the balance sheet is effective for fiscal years ending after December 15, 2006 and the requirement to measure plan assets and benefit obligations as of the balance sheet date is not effective until fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of this interpretation on its financial condition and results of operations.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin 108, which was issued to address diversity in practice in quantifying financial statement misstatements and the potential, under current practice, for the build up of improper amounts on the balance sheet. The Company is currently evaluating the potential impact of the standard for future periods.

Under Emerging Issues Task Force (“EITF”) 06-4: Accounting for deferred compensation and postretirement benefit aspects of endorsement split dollar life insurance arrangements, the EITF reached a consensus that requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer who is the policy holder has a liability for the benefit it is providing to the employee. The employer has agreed to maintain the insurance policy in force for the employee’s benefit during his retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Also, if the employer has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized under SFAS 106. As of September 20, 2006, the FASB ratified EITF 06-4, which is applicable for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this interpretation on its financial condition and results of operations.

Under EITF 06-5: Accounting for Purchases of Life Insurance - Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance,” the Task Force reached a consensus that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. The Task Forces agreed that contractual limitations should be considered when determining the realizable amounts. Those amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. The Task Force also agreed that fixed amounts that are recoverable by the policyholder in future periods in excess of one year from the surrender of the policy should be recognized at their present value. The Task Force also reached a consensus that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy. The Task Force also noted that any amount that is ultimately realized by the policyholder upon the assumed surrender of the final policy shall be included in the amount that could be realized under the insurance contract. The issue should be effective for fiscal years beginning after December 15, 2006, but early adoption is permitted. The Company is currently evaluating the impact of this interpretation on its financial condition and results of operations.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS

Critical Accounting Policies

The Company’s financial statements are prepared in conformity with U.S. generally accepted accounting principles. These accounting principles, which can be complex, are significant to our financial condition and our results of operations and require management to apply significant judgment with respect to various accounting, reporting and disclosure matters. Management must use estimates, assumptions and judgments to apply these principles where actual measurements are not possible or practical. These estimates, assumptions and judgments are based on information available as of the date of this report and, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed its estimates, assumptions and judgements with the Audit Committee of West Suburban’s Board of Directors. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction the Company’s Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements included in this quarterly report.

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

The following table presents the Company’s significant fixed and determinable contractual obligations and significant commitments by payment date as of September 30, 2006 (dollars in thousands). The payment amounts represent those amounts contractually due to the recipient and do not include any carrying value adjustments.

		Over One	Over Three
	One Year	Year to	Years to	Over
	or Less	Three Years	Five Years	Five Years	Total
Deposits without a stated maturity	$1,104,384	$—	$—	$—	$1,104,384
Time deposits	375,754	136,102	41,746	26	553,628
Operating leases	341	583	491	962	2,377
Prepaid solutions cards	17,499	—	—	—	17,499
Commitments to extend credit
Fixed rate					7,757
Variable rate					473,545

At September 30, 2006 and December 31, 2005, the ESOP held 85,771 and 83,530 shares of West Suburban common stock, respectively. Upon termination of their employment, participants who elect to receive their benefit distributions in the form of West Suburban common stock may require the Company to purchase the common stock distributed at fair value. A more detailed discussion concerning this obligation is presented in Note 4 to the Company’s condensed consolidated financial statements included in this report. At September 30, 2006 and December 31, 2005, this contingent repurchase obligation reduced shareholders’ equity by $60,211 and $54,378, respectively. The Company believes that the ESOP will continue to have a sufficient amount of cash to distribute benefit payments to former employees and that the exercise of the right of former employees to cause the Company to purchase West Suburban common stock is unlikely.
Balance Sheet Analysis

Total Assets. Total consolidated assets at September 30, 2006 increased 1.5% from December 31, 2005. This increase was primarily due to the growth in the loan portfolio, which was funded by growth in interest-bearing deposits. Additionally, total year-to-date average assets for the nine month period ended September 30, 2006 increased 3.5% from the same period in 2005.

Cash and Cash Equivalents. Cash and cash equivalents at September 30, 2006 decreased 11.1% from December 31, 2005 due to a decrease in federal funds sold. The Company will continue to monitor the level of its cash and cash equivalents as it is generally the Company’s practice to redeploy its cash and cash equivalents into higher earning assets, including loans and investment securities.

Securities. The Company’s securities portfolio decreased 0.8% during the first nine months of 2006. This was primarily due to decreased balances in the Company’s held to maturity portfolio. The Company considers monthly paydowns in amortizing securities, like mortgage-backed securities, as a consistent source of cash flows. The Company has increased its holdings in mortgage-backed securities to earn a higher rate of return than on available federal funds sold. Additionally, the Company manages its investment portfolio to maximize the return on invested funds within acceptable risk guidelines, to meet collateral and liquidity requirements and to adjust balance sheet interest rate sensitivity to insulate net interest income against the impact of interest rate changes.

The carrying values of the Company’s major categories of securities are summarized in the following table (dollars in thousands):

	September 30, 2006	December 31, 2005	Dollar Change	Percent Change
Securities available for sale
Corporate	$46,278	$44,019	$2,259	5.1%
U.S. government sponsored entities	228,506	269,048	(40,542)	(15.1)%
Mortgage-backed	185,155	141,540	43,615	30.8%
States and political subdivisions	13,016	10,365	2,651	25.6%
Total debt securities	472,955	464,972	7,983	1.7%
Preferred stock	850	826	24	2.9%
Total securities available for sale	473,805	465,798	8,007	1.7%

Securities held to maturity
U.S. government sponsored entities	24,597	37,347	(12,750)	(34.1)%
Mortgage-backed	14,201	13,018	1,183	9.1%
States and political subdivisions	14,021	14,580	(559)	(3.8)%
Total securities held to maturity	52,819	64,945	(12,126)	(18.7)%
Federal Home Loan Bank stock	5,257	5,619	(362)	(6.4)%
Total securities	$531,881	$536,362	$(4,481)	(0.8)%

Loans. Total loans outstanding at September 30, 2006 increased 3.7% from December 31, 2005 primarily due to increased balances in the construction and home equity loan portfolios. The increase in the construction loan portfolio was primarily due to new builder lot projects being financed along with the development of three condo projects. The increase in the home equity loan portfolio was due to increased balances in second mortgages and a promotional rate home equity program. The Company intends to continue to aggressively market home equity loan products. Additionally, the Company continued to experience a decline in the indirect automobile loan portfolio. The Company anticipates a continuing decline in the indirect automobile loan portfolio primarily due to prepayments and scheduled repayments, as well as the promotional programs that continue to be offered by automobile dealers.

Balances in the Company’s loans are summarized in the following table (dollars in thousands):

	September 30, 2006	December 31, 2005	Dollar Change	Percent Change
Commercial	$278,024	$276,898	$1,126	0.4%
Consumer	7,056	7,501	(445)	(5.9)%
Indirect automobile	16,206	24,939	(8,733)	(35.0)%
Real estate
Residential	169,235	160,902	8,333	5.2%
Commercial	222,382	225,794	(3,412)	(1.5)%
Home equity	243,577	229,514	14,063	6.1%
Construction	194,932	165,484	29,448	17.8%
Held for sale	1,076	140	936	668.6%
Credit card	9,673	10,545	(872)	(8.3)%
Other	902	711	191	26.9%
Total	1,143,063	1,102,428	40,635	3.7%
Allowance for loan losses	(10,755)	(10,681)	(74)	0.7%
Loans, net	$1,132,308	$1,091,747	$40,561	3.7%

Allowance for Loan Losses and Asset Quality. The Company’s ratio of nonperforming loans to total loans decreased to .09% at September 30, 2006 from .20% at December 31, 2005. The ratio of nonperforming assets to total assets decreased to .08% at September 30, 2006 from .13% at December 31, 2005. These changes were attributable to a decrease in the Company’s nonperforming loans.

The Company’s loans past due 90 days or more still on accrual decreased $.8 million to $.9 million at September 30, 2006 from $1.7 million at December 31, 2005. During the first quarter of 2006, there was a pay-off of one commercial real estate loan relationship in the amount of $.2 million. During the second quarter of 2006, one home equity loan relationship in the amount of $.4 million was transferred to other real estate and one commercial loan relationship in the amount of $.2 million was paid off.

Nonaccrual loans decreased $.3 million during the first nine months of 2006. This decrease was primarily due to the transfer of one loan relationship representing $.2 million to other real estate.

The ratio of the allowance for loan losses to total loans was .94% at September 30, 2006 and .97% at December 31, 2005. The following table presents an analysis of the Company’s nonperforming loans and other real estate as of the dates indicated (dollars in thousands):

	September 30, 2006	December 31, 2005
Loans past due 90 days or more still on accrual	$892	$1,665
Nonaccrual loans	185	533
Total nonperforming loans	$1,077	$2,198
Nonperforming loans as a percent of total loans	0.09%	0.20%
Allowance for loan losses as a percent of nonperforming loans	999%	486%
Other real estate	$351	$210
Nonperforming assets as a percent of total assets	0.08%	0.13%

The following table presents an analysis of the Company’s allowance for loan losses for the periods stated (dollars in thousands):

	2006			2005
	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
Provision – quarter	$—	$150	$—	$—	$750
Provision – year to date	150	150	—	1,375	1,375
Net (recoveries) charge-offs – quarter	(40)	27	89	1,016	76
Net charge-offs – year to date	76	116	89	1,221	205
Allowance at period end	10,755	10,715	10,592	10,681	11,697
Allowance at period end to total loans	0.94%	0.93%	0.93%	0.97%	1.06%

Other Real Estate. During the first nine months of 2006, the Company acquired properties with an aggregate carrying value of $.7 million and sold properties with an aggregate carrying value of $.6 million resulting in a net increase in other real estate for the period of $.1 million. The Company recorded a gain of $.1 million as a result of these sales.

Deposits. Total deposits at September 30, 2006 increased 1.1% from December 31, 2005. The increase in total deposits resulted from increases in money market checking accounts and time deposits. The increase in money market checking accounts was primarily due to growth in the balances of personal accounts along with an increased balance of one corporate customer. This growth offset decreases in demand-noninterest-bearing deposits, NOW accounts and savings accounts. The Company also experienced increases in time deposits resulting from promotional efforts. The Company believes time deposits will continue to increase due to its promotional efforts and as customers migrate to time deposits from lower yielding more liquid deposits. In general, management promotes the Company’s deposit products when it believes appropriate and prices the Company’s products in a manner intended to maintain the Company’s current accounts and attract new customers while maintaining an acceptable net interest margin.

Balances in the Company’s major categories of deposits are summarized in the following table (dollars in thousands):

	September 30, 2006	December 31, 2005	Dollar Change	Percent Change
Demand-noninterest-bearing	$154,519	$165,413	$(10,894)	(6.6)%
NOW	308,362	331,420	(23,058)	(7.0)%
Money market checking	263,104	219,433	43,671	19.9%
Savings	378,399	413,860	(35,461)	(8.6)%
Time deposits
Less than $100,000	387,031	365,166	21,865	6.0%
$100,000 and greater	166,597	144,374	22,223	15.4%
Total	$1,658,012	$1,639,666	$18,346	1.1%

Prepaid Solutions Cards. Prepaid solutions cards balances (which reflect the outstanding balances of the Company’s prepaid solutions cards customers) at September 30, 2006 decreased 12.1% from December 31, 2005. This decrease was primarily due to the higher usage of prepaid solutions gift cards reducing the Company’s prepaid solutions cards liability. During the fourth quarter of 2005 the prepaid solutions cards balances increased as the Company promoted the gift cards for the holiday season. As expected, balances began to decrease during the first and second quarters of 2006 as the gift cards were used.
CAPITAL RESOURCES

Shareholders’ equity at September 30, 2006 increased 2.0% from December 31, 2005. This increase resulted from net income of $19.2 million which was partially offset by dividends declared of $13.0 million, a decrease of $5.8 million in the amount reclassified on ESOP shares and a decrease of $1.5 million in the accumulated other comprehensive loss.

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

Management has been advised that as of September 30, 2006 and December 31, 2005, the Bank qualified as a “well-capitalized” institution as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991, as amended. On a consolidated basis, the Company also exceeded regulatory capital requirements. In accordance with applicable regulations, neither the accumulated other comprehensive loss on debt securities nor the amount of common stock in ESOP subject to contingent repurchase obligation is deducted in the calculation of Tier 1 and total capital.

The following table sets forth the actual and minimum capital ratios of the Company and the Bank as of the dates indicated (dollars in thousands):

	Actual		Minumum To Be Well Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
As of September 30, 2006
Total capital (to risk weighted assets)
Company	$173,530	12.1%	N/A	N/A	N/A
Bank	148,296	10.3%	$143,759	10.0%	$4,537
Tier 1 capital (to risk weighted assets)
Company	162,775	11.3%	N/A	N/A	N/A
Bank	137,541	9.6%	86,255	6.0%	51,286
Tier 1 capital (to average assets)
Company	162,775	8.8%	N/A	N/A	N/A
Bank	137,541	7.4%	92,326	5.0%	45,215

As of December 31, 2005
Total capital (to risk weighted assets)
Company	$167,230	11.9%	N/A	N/A	N/A
Bank	145,139	10.3%	$140,481	10.0%	$4,658
Tier 1 capital (to risk weighted assets)
Company	156,549	11.1%	N/A	N/A	N/A
Bank	134,458	9.6%	84,288	6.0%	50,170
Tier 1 capital (to average assets)
Company	156,549	8.7%	N/A	N/A	N/A
Bank	134,458	7.5%	89,396	5.0%	45,062

LIQUIDITY

Effective liquidity management ensures there is sufficient cash flow to satisfy demand for credit and deposit withdrawals and to take advantage of earnings enhancement opportunities. A large, stable core deposit base and a strong capital position are the solid foundation for the Company’s liquidity position. Liquidity is enhanced by a securities portfolio structured to provide liquidity as needed. The Company also maintains relationships with correspondent banks to purchase federal funds subject to underwriting and collateral requirements. Additionally, subject to credit underwriting, collateral, capital stock ownership and other requirements of the Federal Home Loan Bank of Chicago (“FHLB”), the Company is able to borrow from the FHLB on a “same day” basis. As of September 30, 2006, the Company could have borrowed up to approximately $105 million from the FHLB secured by certain of its real estate loans and securities. Furthermore, the Company has agreements in place to borrow up to $50 million in federal funds. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity and maturity schedules of interest-earning assets and interest-bearing liabilities.

Generally, the Company uses cash and cash equivalents and securities available for sale to meet its liquidity needs. As of September 30, 2006 and December 31, 2005, these liquid assets represented 30.6% and 31.3% of total assets, respectively. During the first nine months of 2006, the Company’s cash and cash equivalents decreased $11.7 million. Net cash provided by operating activities was $21.6 million, while net cash used in investing activities was $36.3 million. Net cash flows provided by financing activities were $3.0 million, resulting from deposit growth. Management expects operations and financing activities to be a continuing source of cash flow in the future.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Net Income. The Company’s net income for the first nine months of 2006 increased 4.6% compared to the first nine months of 2005. Net income was positively affected by an increase in net interest income of $1.7 million and a decrease in provision for loan losses expense of $1.2 million. Net income was negatively affected by a decrease in total noninterest income of $.5 million and an increase in total noninterest expense of $1.5 million.

Net Interest Income. Net interest income for the first nine months of 2006 increased 3.8% compared to 2005. Net interest income is the primary source of income for the Company. Net interest income is the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by changes in volume and yield on interest-earning assets and the volume and rates on interest-bearing liabilities. Interest-earning assets consist of federal funds sold, securities and loans. Interest-bearing liabilities primarily consist of deposits. The net interest margin is the percentage of tax-equivalent net interest income to average earning assets. The Company’s net interest margin (on a fully tax-equivalent basis) remained relatively consistent at 3.59% for the nine months ended September 30, 2006 compared to 3.58% for the same period in 2005.

Total interest income (on a fully tax-equivalent basis) increased 19.8% for the first nine months of 2006 compared to the first nine months of 2005 due to increasing yields and balances in the Company’s loan portfolio. Average loans increased 7.2% during this period and the yield on the portfolio increased 95 basis points. Yields on the Company’s home equity loan portfolio increased 105 basis points during this period. This increase was primarily due to increases in the interest rate charged for home equity lines of credit that adjusted as a result of increases in the prime rate. The prime rate increased due to increases in interest rates initiated by the Federal Reserve. The average prime rate for the first nine months of 2006 was 7.86% compared to 5.94% for the first nine months of 2005. Yields on the commercial loan portfolio increased 169 basis points during this period. The majority of commercial loans have adjustable rates that are tied to the prime rate. Additionally, yields on federal funds sold increased 201 basis points primarily due to rising interest rates.

Total interest expense increased 53.0% for the first nine months of 2006 compared to the first nine months of 2005. Interest on deposits accounted for substantially all of the increase. The yield on interest-bearing deposits increased 94 basis points to 2.91% at September 30, 2006 from 1.97% at September 30, 2005. The Company increased the rates that it pays on deposits, as market interest rates increased, in order to maintain its current accounts and attract new customers.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities (on a fully tax-equivalent basis) for the nine month period ended September 30, 2006, as compared to the same period in 2005 (dollars in thousands):

	Change due to		Total
	Volume	Rate	Change
Interest Income
Federal funds sold	$1,222	$365	$1,587
Securities	(1,350)	1,196	(154)
Loans	4,103	7,514	11,617
Total interest income	3,975	9,075	13,050
Interest Expense
Interest-bearing deposits	1,109	10,228	11,337
Other interest-bearing liabilities	3	6	9
Total interest expense	1,112	10,234	11,346
Net interest income	$2,863	$(1,159)	$1,704

The following table presents an analysis of the Company’s year-to-date average interest-earning assets, demand-noninterest-bearing deposits and interest-bearing liabilities for the dates indicated (dollars in thousands):

	2006			2005
	September 30	June 30	March 31	December 31	September 30
Federal funds sold	$57,280	$56,511	$60,918	$22,962	$24,235
Securities	530,668	533,292	527,268	570,103	577,018
Loans	1,132,223	1,126,541	1,111,005	1,069,549	1,056,434
Total interest-earning assets	$1,720,171	$1,716,344	$1,699,191	$1,662,614	$1,657,687

Demand-noninterest-bearing deposits	$153,759	$153,756	$150,285	$150,280	$147,425
Interest-bearing deposits	1,501,738	1,498,528	1,482,751	1,448,957	1,450,852
Total deposits	$1,655,497	$1,652,284	$1,633,036	$1,599,237	$1,598,277
Total interest-bearing liabilities	$1,502,584	$1,498,585	$1,482,818	$1,450,298	$1,451,626

Provision for Loan Losses. The Company’s provision for loan losses decreased $1.2 million for the first nine months of 2006 compared to the first nine months of 2005. A more detailed discussion of the allowance for loan losses is presented in the Allowance for Loan Losses and Asset Quality section of this report.

Noninterest Income. Total noninterest income decreased 2.8% for the first nine months of 2006 compared to the first nine months of 2005. Prepaid solutions cards income increased $.5 million primarily due to growth in gift card programs. Service fees on deposit accounts decreased $.3 million due to decreases in the overdraft honors program and other service charges on deposit accounts. Although management believes the income from the overdraft honors program may vary from period to period, the program is intended to provide continuing fee income. Deposit account income declined primarily due to the earnings credit on commercial accounts being higher in the 2006 period. The Company experienced a decrease in other noninterest income of $.6 million. This was primarily due to a decline in travel agency income of $.3 million for the first nine months of 2006 compared to the same period in 2005.

Noninterest Expense. Total noninterest expense increased 4.4% for the first nine months of 2006 compared to the first nine months of 2005. Salaries and employee benefits increased $.9 million due to normal salary increases along with increased medical insurance costs and benefits expense. Occupancy expense increased $.5 million primarily due to increased building depreciation expense which resulted from management’s decision in January 2006 to close the Metra Main facility and the acceleration of the depreciation of the fixed assets associated with that facility. Prepaid solutions cards expense increased $.4 million primarily due to expenses associated with the production and processing of cards and postage associated with the issuance of new cards. Advertising and promotion expense decreased $.1 million primarily due to reduced costs associated with the prepaid solutions group. Professional fees expense decreased $.2 million resulting from lower costs associated with the prepaid solutions group and reduced costs associated with discretionary consulting services. Other expense increased $.2 million primarily due to increased costs for call center services to answer card related questions for prepaid solutions.

Income Taxes. Income tax expense was relatively level for the first nine months of 2006 compared to the first nine months of 2005. The effective tax rates for the first nine months of 2006 and 2005 were 28.2% and 29.0%, respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Net Income.  The Company’s net income for the third quarter of 2006 increased 9.2% compared to the third quarter of 2005. Net income was positively affected by a decrease in the provision for loan losses expense of $.8 million and an increase in total noninterest income of $.2 million. Net income was adversely affected by an increase in total noninterest expense of $.2 million.

The Company’s net interest margin (on a fully tax-equivalent basis) for the third quarter of 2006 decreased to 3.54% compared to 3.64% for the third quarter of 2005. The decrease in the Company’s net interest margin was primarily due to management’s decision to raise interest rates paid on its deposits.

Net Interest Income.  Total interest income (on a fully tax-equivalent basis) increased 17.9% for the third quarter of 2006 compared to the third quarter of 2005 primarily due to increasing yields and balances in the Company’s loan portfolio. Average loans increased 5.9% during this period and the yield on the portfolio increased 88 basis points. Yields on the Company’s home equity portfolio increased 101 basis points during this period. This increase was primarily due to increases in the interest rate charged for home equity lines of credit that adjusted as a result of increases in the prime rate. The prime rate increased due to increases in interest rates initiated by the Federal Reserve. The average prime rate for the third quarter of 2006 was 8.25% compared to 6.43% for the third quarter of 2005. Yields on the commercial loan portfolio increased 161 basis points during this period. The majority of commercial loans have adjustable rates that are tied to the prime rate. Additionally, yields on federal funds sold increased 187 basis points due to rising interest rates.

Total interest expense increased 53.1% for the third quarter of 2006 compared to the third quarter of 2005. Interest paid on deposits accounted for the substantially all of the increase. The yield on interest-bearing deposits increased 103 basis points to 3.15% for the third quarter of 2006 from 2.12% for the third quarter of 2005. The Company increased the interest rates paid on its deposits as market interest rates increased in order to maintain its current accounts and attract new customers.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities (on a fully tax-equivalent basis) for the third quarter ended September 30, 2006, as compared to the same period in 2005 (dollars in thousands):

	Change due to		Total
	Volume	Rate	Change
Interest Income
Federal funds sold	$479	$106	$585
Securities	(506)	490	(16)
Loans	1,185	2,401	3,586
Total interest income	1,158	2,997	4,155
Interest Expense
Interest-bearing deposits	362	3,783	4,145
Other interest-bearing liabilities	18	(1)	17
Total interest expense	380	3,782	4,162
Net interest income	$778	$(785)	$(7)

The following table presents an analysis of the Company’s quarterly average interest-earning assets, demand-noninterest-bearing deposits and interest-bearing liabilities for the dates indicated (dollars in thousands):

	September 30, 2006	September 30, 2005
Federal funds sold	$58,792	$22,508
Securities	525,505	576,019
Loans	1,143,604	1,080,162
Total interest-earning assets	$1,727,901	$1,678,689

Demand-noninterest-bearing deposits	$153,759	$152,298
Interest-bearing deposits	1,508,053	1,462,476
Total deposits	$1,661,812	$1,614,774
Total interest-bearing liabilities	$1,510,623	$1,463,475

Provision for Loan Losses.  The Company’s provision for loan losses decreased $.8 million in the third quarter of 2006 compared to the third quarter of 2005. A more detailed discussion of the allowance for loan losses is presented in the Allowance for Loan Losses and Asset Quality section of this report.

Noninterest Income.  Total noninterest income increased 3.1% for the third quarter of 2006 compared to the third quarter of 2005. Prepaid solutions cards income increased $.4 million primarily due to growth in gift card programs. Service fees on deposit accounts decreased $.1 million primarily due to decreases in the overdraft honors program. Bank Owned Life Insurance (“BOLI”) income decreased $.1 million primarily due to changes in the yields received from BOLI policies for the third quarter of 2006 when compared to the same period in 2005. Additionally, the Company experienced a decrease in net realized gain on securities transactions of $.2 million.

Noninterest Expense.  Total noninterest expense increased 2.0% for the third quarter of 2006 compared to the third quarter of 2005. Salaries and employee benefits increased $.3 million due to normal salary increases. Prepaid solutions card expense increased $.3 million primarily due to expenses associated with the production and processing of cards and postage for increased card volume. Advertising and promotion expense decreased $.2 million primarily due to reduced costs associated with the prepaid solutions group. Professional fees expense decreased $.2 million resulting from lower costs associated with the prepaid solutions group and reduced costs associated with discretionary consulting services.

Income Taxes.  Income tax expense increased 4.6% for the third quarter of 2006 compared to the third quarter of 2005, primarily due to higher pre-tax income. The effective tax rates for the third quarter of 2006 and 2005 were 29.3% and 30.1%, respectively.

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

Presented below are the Company’s projected changes in net interest income over a twelve-month horizon for the various rate shock levels as of the periods indicated (dollars in thousands):

September 30, 2006	Amount	Dollar Change	Percent Change
+200 basis points	$55,999	$213	0.4%
+100 basis points	55,953	167	0.3%
Base	55,786	—	—
-100 basis points	59,506	3,720	6.7%
-200 basis points	60,217	4,431	7.9%

December 31, 2005	Amount	Dollar Change	Percent Change
+200 basis points	$63,379	$3,853	6.5%
+100 basis points	61,479	1,953	3.3%
Base	59,526	—	—
-100 basis points	61,178	1,652	2.8%
-200 basis points	58,644	(882)	(1.5)%

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2006. Based on that evaluation, the Company’s management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. That evaluation did not identify any changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 8, 2006
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