Form 10-K
period 2006-12-31
WEST SUBURBAN BANCORP INC
filed 2007-03-15
CIK 805080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2006

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For transition period from        to

Commission File Number 0 — 17609

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

Common Stock, no par value

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes☐  No  ☒

Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the

Act.    Yes ☐ No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐       Accelerated filer  ☒         Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐No  ☒

The aggregate fair value of voting common stock of Registrant held by non-affiliates as of February 22, 2007 was $202,773,900 (1). At December 31, 2006, the total number of shares of Common Stock outstanding was 432,495.

Documents Incorporated by Reference:

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2006, which is included as Exhibit 13 to this Form 10-K, are incorporated by reference into Parts I, II and IV hereof, to the extent indicated herein. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 2007 are incorporated by reference in Part III hereof, to the extent indicated herein.

(1)                      Based on the last independently appraised fair value of the Registrant’s common stock as of February 22, 2007, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of common stock of Registrant.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

•                                          The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations, including the local real estate markets, which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company’s assets.

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

•                                          The ability of the Company to maintain an acceptable net interest margin.

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

The Bank is headquartered in Lombard, Illinois, and, as of December 31, 2006, maintained 34 full-service branches, four limited-service branches and six departments providing insurance, financial and other services for the convenience of the customers of the Bank throughout the western suburbs of Chicago. Due to the nature of the market areas served by the Bank, the Bank provides a wide range of financial services to individuals and small to medium sized businesses. The western suburbs of Chicago have a diversified economy with many corporate headquarters and numerous small to medium sized industrial and non-industrial businesses.

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

The following table sets forth financial and other information concerning the Bank as of and for the year ended December 31, 2006 (dollars in thousands):

Year Formed/Year Affiliated with	Number of	Total	Shareholders’	Net	Return on Average
West Suburban	Locations	Assets	Equity	Income	Assets	Equity
West Suburban Bank
(1962/1988)	38	$1,868,467	$133,167	$24,933	1.36%	19.14%

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

Under the Gramm-Leach-Bliley Act of 1999 (the “GLBA”), effective March 11, 2000, securities firms, insurance companies and other organizations that elect to become financial holding companies may acquire banks and other financial institutions. The GLBA has significantly changed the competitive environment in which the Company and the Bank conduct business. The financial services industry continues to become more competitive as technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries.

EMPLOYEES

The Company employed 610 persons (510 full-time equivalent employees) on December 31, 2006. The Company believes that its relationship with its employees is good.

SUPERVISION AND REGULATION

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Illinois Department of Financial and Professional Regulation (the ”DFPR”), the Board of Governors of the Federal Reserve System (the ”Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”).  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the ”SEC”) and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

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

The Federal Reserve’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total assets weighted according to risk; and (ii) a leverage requirement expressed as a percentage of total assets.  The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%.  The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others.  For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders’ equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments that do not qualify as Tier 1 capital and the Company’s allowance for loan and lease losses.

The risk-based and leverage standards described above are minimum requirements. Higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  As of December 31, 2006, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Dividend Payments.  The Company’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As an Illinois corporation, the Company is subject to the Illinois Business Corporation Act, which prohibits the Company from paying a dividend if, after giving effect to the dividend: (i) the Company would be insolvent; or (ii) the net assets of the Company would be less than zero; or (iii) the net assets of the Company would be less than the maximum amount then payable to shareholders of the Company who would have preferential distribution rights if the Company were liquidated. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends unless its net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition.  The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation.  The Company’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the ”Exchange Act”).  Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Bank

General.  The Bank is an Illinois-chartered bank, the deposit accounts of which are insured by the FDIC’s Deposit Insurance Fund (“DIF”).  As an Illinois-chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFPR, the chartering authority for Illinois banks, and the FDIC, designated by federal law as the primary federal regulator of state-chartered, FDIC-insured banks that, like the Bank, are not members of the Federal Reserve System (“non-member banks”).

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which insured depository institutions are assigned to one of four risk assessment categories based upon their respective levels of capital, supervisory evaluations and other financial factors. Institutions that are well-capitalized and exhibit minimal or no supervisory weaknesses pay the lowest premium while institutions that are less than adequately capitalized and considered of substantial supervisory concern pay the highest premium. An institution’s risk-classification is determined by the FDIC.

For the past several years, FDIC insurance assessments ranged from 0% to 0.27% of total deposits. Pursuant to regulatory amendments adopted by the FDIC, effective January 1, 2007, insurance assessments will range from 0.05% to 0.43% of total deposits (unless subsequently adjusted by the FDIC). FDIC-insured institutions that were in existence as of December 31, 1996 and paid an FDIC-insurance assessment prior to that date (“eligible institutions”), as well as successors to eligible institutions, will be entitled to a credit that may be applied to offset insurance premium assessments due for assessment periods beginning on and after January 1, 2007. The amount of an eligible institution’s assessment credit will be equal to the institution’s pro rata share (based on its assessment base as of December 31, 1996, as compared to the aggregate assessment base of all eligible institutions as of December 31, 1996) of the aggregate amount the FDIC would have collected if it had imposed an assessment of 10.5 basis points on the combined assessment base of all institutions insured by the FDIC as of December 31, 2001. Subject to certain statutory limitations, an institution’s assessment credit may be applied to offset the full amount of premiums assessed in 2007, but may not be applied to more than 90% of the premiums assessed in 2008, 2009 or

2010. The FDIC will track the amount of an institution’s assessment credit and automatically apply it to the institution’s premium assessment to the maximum extent permitted by federal law.

FICO Assessments.   The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Federal Savings and Loan Insurance Corporation Recapitalization Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year non-callable bonds of approximately $8.2 billion that mature by 2019.  Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2006, the FICO assessment rate was approximately 0.01% of deposits.

Supervisory Assessments.  All Illinois banks are required to pay supervisory assessments to the DFPR to fund the operations of the DFPR.  The amount of the assessment is calculated on the basis of an institution’s total assets, including consolidated subsidiaries, as reported to the DFPR.  During the year ended December 31, 2006, the Bank paid supervisory assessments to the DFPR totaling $.21 million.

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

As of December 31, 2006: (i) the Bank was not subject to a directive from the FDIC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under FDIC capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by FDIC regulations.

Dividend Payments.  The primary source of funds for the Company is dividends from the Bank.  Under the Illinois Banking Act, Illinois-chartered banks generally may not pay dividends in excess of their net profits.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2006.  As of December 31, 2006, approximately $4.2 million was available to be paid as dividends by the Bank while remaining a “well-capitalized” institution.  Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

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

Federal Reserve System.  Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $45.8 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $45.8 million, the reserve requirement is $1.119 million plus 10% of the aggregate amount of total transaction accounts in excess of $45.8 million.  The first $8.5 million of otherwise reservable balances are exempted from the reserve requirements.  These reserve requirements are subject to annual adjustment by the Federal Reserve.  The Bank is in compliance with the foregoing requirements.

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

EXECUTIVE OFFICERS OF WEST SUBURBAN

The names and ages of the executive officers of West Suburban, along with a brief description of the business experience of each person during the past five years, and certain other information is set forth below:

Name (Age) and Position and Offices with West Suburban (year first elected to office)	Principal Occupations and Employment for Past Five Years and Other Information

Kevin J. Acker (57) Chairman and Chief Executive Officer (1993) and Vice President (1986)	Senior Vice President, Marketing of the Bank since 1997

Keith W. Acker (57) Chief Operations Officer (1996)	Director, President and Trust Officer of the Bank since 1986

Duane G. Debs (50) President (1997) and Chief Financial Officer (1993)	Senior Vice President, Trust Officer of the Bank since 1997 and Vice President, Comptroller of the Bank since 1987

Michael P. Brosnahan (57) Vice President (1997)	Senior Vice President, Commercial and Consumer Lending and Community Reinvestment Act Officer of the Bank since 1989

STATISTICAL DATA

The statistical data required by Exchange Act Industry Guide 3, “Statistical Disclosure By Bank Holding Companies,” has been incorporated by reference from the Company’s 2006 Annual Report to Shareholders (attached as Exhibit 13 hereto) or is set forth below. This data should be read in conjunction with the Company’s 2006 Consolidated Financial Statements and related notes, and the discussion included in Management’s Discussion and Analysis of Financial Condition and Results of Operations as set forth in the Company’s 2006 Annual Report to Shareholders.

Securities

The following table sets forth by category the amortized cost of securities at December 31 (dollars in thousands):

	2006	2005	2004
Available for sale
Corporate	$46,384	$45,417	$51,198
U.S. government sponsored entities	224,276	277,326	306,669
Mortgage-backed	176,784	145,289	121,969
States and political subdivisions	13,700	10,590	5,824
Preferred stock	1,003	1,003	1,003
Total securities available for sale	462,147	479,625	486,663
Held to maturity
U.S. government sponsored entities	17,597	37,347	43,405
Mortgage-backed	13,882	13,018	12,430
States and political subdivisions	13,534	14,580	16,101
Total securities held to maturity	45,013	64,945	71,936
Federal Home Loan Bank stock	5,091	5,619	5,352
Total securities	$512,251	$550,189	$563,951

The following table sets forth, by contractual maturity, the amortized cost and weighted average yield of debt securities available for sale at December 31, 2006. Although the mortgage-backed securities are listed by contractual maturity, the effective maturity is significantly shorter due to regular scheduled payments and prepayments of principal. Yields on tax-exempt securities represent tax equivalent yields, net of premium amortization and discount accretion (dollars in thousands):

	Corporate		U.S. Government Sponsored Entities		Mortgage-backed		States and Political Subdivisions
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Within 1 year	$5,420	3.63%	$29,000	3.40%	$—	—%	$531	3.33%
After 1 year but within 5 years	35,964	4.03%	188,638	3.52%	15,612	4.31%	9,156	4.33%
After 5 years but within 10 years	—	—%	6,638	3.98%	37,658	4.01%	617	5.06%
After 10 years	5,000	6.51%	—	—%	123,514	4.42%	3,396	5.64%
Total	$46,384	4.25%	$224,276	3.52%	$176,784	4.32%	$13,700	4.65%

The weighted average yield on preferred stock was 3.92% at December 31, 2006. Income on Federal Home Loan Bank stock is dependent on the declaration of dividends by the Federal Home Loan Bank.

The following table sets forth, by contractual maturity, the amortized cost and weighted average yield of securities held to maturity at December 31, 2006. Although the mortgage-backed securities are listed by contractual maturity, the effective maturity is significantly shorter due to regular scheduled payments and prepayments of principal. Yields on tax-exempt securities represent tax equivalent yields, net of premium amortization and discount accretion (dollars in thousands):

	U.S. Government Sponsored Entites		Mortgage-backed		States and Political Subdivisions
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Within 1 year	$17,597	3.44%	$—	—%	$703	7.30%
After 1 year but within 5 years	—	—%	—	—%	7,063	6.56%
After 5 years but within 10 years	—	—%	—	—%	2,876	7.15%
After 10 years	—	—%	13,882	4.76%	2,892	6.29%
Total	$17,597	3.44%	$13,882	4.76%	$13,534	6.67%

No securities holdings of a single issuer, other than U.S. government sponsored entities, exceed 10% of shareholders’ equity of the Company at December 31, 2006. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Approximately $144.6 million of securities are callable in 2007. Most of these callable securities were issued by U.S. government sponsored entities.

Loan Portfolio

The following table sets forth the major loan categories at December 31 (dollars in thousands):

	2006	2005	2004	2003	2002
Commercial	$282,826	$276,898	$267,799	$270,220	$330,775
Consumer	6,821	7,501	7,552	10,040	11,591
Indirect automobile	13,855	24,939	38,651	60,929	90,617
Real estate
Residential	177,885	160,902	146,259	135,776	135,311
Commercial	232,865	225,794	207,978	217,865	212,010
Home equity	240,720	229,514	237,622	205,272	169,020
Construction	197,528	165,484	135,264	171,975	174,001
Held for sale	—	140	329	989	4,224
Credit card	10,375	10,545	14,682	14,872	13,732
Other	1,660	711	516	697	1,382
Total	1,164,535	1,102,428	1,056,652	1,088,635	1,142,663
Allowance for loan losses	(10,650)	(10,681)	(10,527)	(14,420)	(13,847)
Loans, net	$1,153,885	$1,091,747	$1,046,125	$1,074,215	$1,128,816

The following table sets forth the maturity and interest rate sensitivity of selected loan categories at December 31, 2006 (dollars in thousands):

	Remaining Maturity
	One year or less	One to five years	Over five years	Total
Real estate-construction	$187,571	$7,200	$2,757	$197,528
Other loans	400,757	281,066	285,184	967,007
Total	$588,328	$288,266	$287,941	$1,164,535

Variable rate	$577,262	$192,473	$28,091	$797,826
Fixed rate	11,066	95,793	259,850	366,709
Total	$588,328	$288,266	$287,941	$1,164,535

Nonperforming Loans

The following table sets forth the aggregate amount of nonperforming loans and selected ratios at December 31 (dollars in thousands):

	2006	2005	2004	2003	2002
Loans past due 90 days or more still on accrual	$319	$1,665	$1,036	$380	$1,789
Nonaccrual loans	1,131	533	3,815	15,008	12,021
Total nonperforming loans	1,450	2,198	4,851	15,388	13,810
Other real estate	351	210	3,156	1,266	40
Total nonperforming assets	$1,801	$2,408	$8,007	$16,654	$13,850

Nonperforming loans as a percent of total loans	0.1%	0.2%	0.5%	1.4%	1.2%
Nonperforming assets as a percent of total assets	0.1%	0.1%	0.5%	1.0%	0.9%

The Company’s general policy is to discontinue accruing interest on a loan when it becomes 90 days past due or, on an earlier date, if management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of principal or interest is doubtful. In some circumstances a loan that is more than 90 days past due can remain on accrual status if it is fully secured and in process of collection. When a loan has been placed on nonaccrual, interest earned but not collected is charged back to interest income. When payments are received on nonaccrual loans, the payment is first applied to principal, then to interest income and finally to expenses incurred for collection. Interest income received on nonaccrual loans was immaterial for the years presented above. Potential problem loans are loans included on a watch list presented to the board of directors that do not meet the definition of a nonperforming loan. Our decision to include performing loans on a watch list does not necessarily mean that we expect losses to occur or that we believe these loans to be impaired, rather, that we believe a higher degree of monitoring is appropriate for these loans. Potential problem loans as of December 31, 2006 were $21.3 million.

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

The following table sets forth the activity in the allowance for loan losses for the years ended and at December 31 (dollars in thousands):

	2006	2005	2004	2003	2002

Allowance for loan losses at beginning of period	$10,681	$10,527	$14,420	$13,847	$12,262
Loan charge-offs
Commercial	72	1,250	3,936	1,408	5,869
Consumer	5	12	31	19	61
Indirect automobile	62	79	113	186	244
Real estate
Residential	—	—	—	—	—
Commercial	—	—	164	48	341
Home equity	11	—	12	9	—
Construction	—	—	—	—	—
Credit card	196	192	236	195	274
Other	72	56	72	82	12
Total loan charge-offs	418	1,589	4,564	1,947	6,801
Loan recoveries
Commercial	144	252	315	227	95
Consumer	6	4	3	12	5
Indirect automobile	37	47	65	73	52
Real estate
Residential	—	—	—	—	3
Commercial	—	—	—	—	—
Home equity	—	—	—	—	—
Construction	—	—	—	—	—
Credit card	39	57	73	56	106
Other	11	8	15	2	—
Total loan recoveries	237	368	471	370	261
Net loan charge-offs	181	1,221	4,093	1,577	6,540
Provision for loan losses	150	1,375	200	2,150	8,125
Allowance for loan losses at end of period	$10,650	$10,681	$10,527	$14,420	$13,847

Allowance for loan losses to total loans	0.91%	0.97%	1.00%	1.33%	1.21%
Net charge-offs to average total loans	0.02%	0.11%	0.39%	0.14%	0.59%

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

Estimated losses for categories of homogeneous loan types are generally made on an aggregate basis (dollars in thousands).

	2006		2005		2004		2003		2002
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Commercial	$7,151	24.3%	$6,616	25.1%	$6,131	25.3%	$10,491	24.8%	$9,304	29.0%
Consumer (1)	179	0.7%	154	0.7%	163	0.7%	64	1.0%	78	1.1%
Indirect automobile	60	1.2%	117	2.3%	189	3.7%	256	5.6%	380	7.9%
Real estate
Residential (2)	285	15.3%	354	14.6%	366	13.9%	260	12.6%	346	12.2%
Commercial	489	20.0%	609	20.5%	624	19.7%	523	20.0%	615	18.6%
Home equity	746	20.7%	826	20.8%	856	22.5%	432	18.9%	522	14.8%
Construction	1,481	16.9%	1,489	15.0%	1,637	12.8%	1,892	15.8%	1,984	15.2%
Credit card	242	0.9%	258	1.0%	302	1.4%	326	1.3%	432	1.2%
Unallocated	17	—%	258	—%	259	—%	176	—%	186	—%
Total	$10,650	100.0%	$10,681	100.0%	$10,527	100.0%	$14,420	100.0%	$13,847	100.0%

(1)	Consumer loans include consumer and other loans.
(2)	Residential real estate loans include real estate loans - held for sale.

Deposits

The following table sets forth by category average daily deposits and interest rates for the years ended December 31 (dollars in thousands):

	2006		2005		2004
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand-noninterest-bearing	$152,423	—%	$150,280	—%	$147,130	—%
NOW	315,209	0.9%	320,357	0.4%	313,023	0.3%
Money market checking	254,492	4.2%	230,527	2.6%	232,431	1.4%
Savings	398,013	2.2%	435,022	1.6%	447,583	1.2%
Time deposits
Less than $100,000	381,062	4.2%	341,123	3.4%	318,447	3.0%
$100,000 and greater	154,178	4.5%	121,928	3.6%	99,208	3.1%
Total	$1,655,377	2.7%	$1,599,237	1.9%	$1,557,822	1.4%

The following table sets forth by maturity time deposits $100,000 and greater at December 31 (dollars in thousands):

2006
Within 3 months	$46,930
After 3 months but within 6 months	19,587
After 6 months but within 12 months	57,484
After 1 year but within 5 years	38,498
Over 5 years	—
Total	$162,499

Return on Equity and Assets and Other Financial Ratios

The following table sets forth selected financial ratios at and for the years ended December 31:

	2006	2005	2004
Return on average total assets	1.38%	1.43%	1.36%
Return on average shareholders’ equity (GAAP) (1)	27.05%	26.62%	23.64%
Return on average shareholders’ equity plus common stock in ESOP subject to contingent repurchase obligation (non-GAAP) (1)	16.83%	17.05%	15.58%
Cash dividends declared to net income	85.30%	84.85%	91.41%
Average shareholders’ equity (GAAP) (1)	5.09%	5.38%	5.75%
Average shareholders’ equity plus common stock in ESOP subject to contingent repurchase obligation to average total assets (non-GAAP) (1)	8.18%	8.40%	8.73%

(1)

See Note 7 to the Company’s consolidated financial statements and the section entitled “Non-GAAP Financial Measures” on page 35 of West Suburban’s Annual Report to Shareholders for the fiscal years ended December 31, 2006 (attached as Exhibit 13 hereto).  This presentation is consistent with the Company’s belief that it is unlikely that the Company would be required to satisfy the contingent repurchase obligation.

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

The Company’s estimate of the level of allowance for loan losses requires management to apply significant judgment. The Company establishes its allowance for loan losses in consultation with management and maintains it at a level considered adequate by management to absorb probable incurred credit losses in the loan portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond the Company’s control, and such losses may exceed current estimates. At December 31, 2006, the Company’s allowance for loan losses as a percentage of total loans was 0.91%

and as a percentage of total nonperforming loans was approximately 734%. Although management believes that the allowance for loan losses is adequate to absorb probable incurred credit losses in the Company’s loan portfolio, the Company cannot predict loan losses with certainty, and the Company cannot assure you that its allowance for loan losses will prove sufficient to cover actual loan losses. Loan losses in excess of its allowance for loan losses may adversely affect the Company’s business, financial condition and results of operations.

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

Real estate lending (including home equity, commercial, construction and residential) is a large portion of the Company’s loan portfolio. These categories represent $849.0 million, or approximately 72.9% of the Company’s total loan portfolio as of December 31, 2006. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located and adverse developments affecting real estate values in one or more of the Company’s markets could increase the credit risk associated with its loan portfolio.  Additionally, construction and commercial real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or the Company could negatively impact the future cash flow and market values of the affected properties.

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

At December 31, 2006, construction loans, including land acquisition and development, totaled $197.5 million, or 16.9%, of the Company’s total loan portfolio. Construction and land acquisition and development lending involve additional risks because funds are advanced based upon values associated with the completed project, which is uncertain. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If the Company’s appraisal of the anticipated value of the completed project proves to be overstated, the Company may have inadequate security for the loan.

Commercial loans also make up a significant portion of the Company’s loan portfolio.

Commercial loans were approximately $282.8 million (excluding $232.9 million of commercial real estate loans), or approximately 24.3% of the Company’s total loan portfolio as of December 31, 2006. The Company’s commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, machinery or real estate. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if a guarantee is obtained.  As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

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

The Company may expand into additional communities or attempt to strengthen its position in its current markets by undertaking additional branch openings. The Company currently anticipates opening one new branch in Will County during 2007. Based on management’s experience, management believes that it generally takes up to two years for new banking facilities to first achieve operational profitability, due to the impact of overhead expenses and the start-up phase of generating loans and deposits. To the extent that the Company undertakes additional branching, it is likely to continue to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on the Company’s levels of reported net income, return on average equity and return on average assets.

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

The Company and its subsidiaries are subject to examination and challenges by taxing authorities, and tax laws or interpretation of existing laws may change.

Tax laws are complex and subject to different interpretations by the taxpayer and the various taxing authorities. Management makes certain judgments and estimates about the application of these inherently complex laws when determining the provision for income taxes. Federal and state taxing authorities have recently become increasingly aggressive in challenging tax positions taken by financial institutions, including positions that may be taken by the Company. During the preparation of the Company’s tax returns, management makes reasonable interpretations of the tax laws which are subject to challenge upon audit by the tax authorities. These interpretations are also subject to reinterpretation based on management’s ongoing assessment of facts and evolving case law.

Government regulation can result in limitations on the Company’s operations.

The Company and its operating subsidiaries operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve, the FDIC and the DFPR. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of the Company’s shares, its acquisition of other companies and businesses, permissible activities in which the Company may engage, maintenance of adequate capital levels and other aspects of the Company’s operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry could change at any time and the Company cannot predict the effects of these changes on its business and profitability. Increased regulation could increase the Company’s cost of compliance and adversely affect profitability. For example, new legislation or regulation may limit the manner in which the Company may conduct its business, including its ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads.

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

West Suburban’s ability to pay dividends on its common stock largely depends on its receipt of dividends from the Bank. The amount of dividends that the Bank may pay to West Suburban is limited by federal and state laws and regulations relating to financial institutions. As of December 31, 2006, approximately $4.2 million was available to be distributed as dividends by the Bank to West Suburban while remaining a “well-capitalized” institution. However, the Federal Deposit Insurance Company may restrict the payment of dividends by the Bank. In addition, West Suburban and the Bank may decide to limit the payment of dividends even when they have the legal ability to pay them in order to retain earnings for use in their businesses.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                    PROPERTIES

West Suburban and the Bank occupy a total of approximately 264,300 square feet in 34 full-service branches, four limited-service branches and six departments providing insurance, financial and other services. West Suburban’s principal office is located in approximately 32,500 square feet of office space at 711 South Meyers Road, Lombard, Illinois. As indicated below, the Bank also operates its principal office as a branch. Travel With West Suburban, West Suburban Bank Land Trust, West Suburban Financial Services and West Suburban Insurance Services, Inc. are located at 711 South Meyers Road. West Suburban Bank VISA is located at 701 South Meyers Road. The Prepaid Solutions Group is located at 17W754 22nd Street.

The following table sets forth certain information concerning the branches of the Bank as of December 31, 2006:

Location of Branches and Other Services	Approximate Square Feet	Status

711 South Meyers Road Lombard, Illinois	32,500	Owned

40 East St. Charles Road Villa Park, Illinois	2,700	Owned

17W754 22nd Street Oakbrook Terrace, Illinois	6,100	Owned

707 North Main Street Lombard, Illinois	4,100	Owned

221 South West Street Wheaton, Illinois	800	Owned

895 East Geneva Road Carol Stream, Illinois	3,000	Leased

1104 West Boughton Road Bolingbrook, Illinois	4,500	Owned

295 West Loop Road Wheaton, Illinois	4,500	Owned

6400 South Cass Avenue Westmont, Illinois	3,100	Leased

2800 Finley Road Downers Grove, Illinois	10,700	Owned

1122 South Main Street Lombard, Illinois	6,400	Owned

3S041 Route 59 Warrenville, Illinois	3,700	Owned

5330 Main Street Downers Grove, Illinois	10,500	Owned

8001 South Cass Avenue Darien, Illinois	17,800	Owned

672 East Boughton Road Bolingbrook, Illinois	7,100	Owned

Location of Branches and Other Services	Approximate Square Feet	Status

1005 75th Street Darien, Illinois	1,000	Owned

505 North Weber Road Romeoville, Illinois	4,400	Owned

401 North Gary Avenue Carol Stream, Illinois	6,400	Owned

355 West Army Trail Road Bloomingdale, Illinois	10,700	Owned

1657 Bloomingdale Road Glendale Heights, Illinois	4,100	Owned

1061 West Stearns Road Bartlett, Illinois	3,400	Owned

1380 West Army Trail Road Carol Stream, Illinois	2,300	Leased

315 South Randall Road St. Charles, Illinois	1,400	Owned

3000 East Main Street St. Charles, Illinois	4,200	Owned

1870 McDonald Road South Elgin, Illinois	4,600	Owned

101 North Lake Street Aurora, Illinois	19,000	Owned

1830 Douglas Road Montgomery, Illinois	2,500	Owned

2000 West Galena Boulevard Aurora, Illinois	48,000	Owned

335 North Eola Road Aurora, Illinois	4,200	Owned

2830 Route 34 Oswego, Illinois	4,800	Owned

10 Saravanos Drive Yorkville, Illinois	3,200	Leased

1071 Station Drive Oswego, Illinois	3,200	Leased

1296 East Chicago Avenue Naperville, Illinois	2,300	Owned

2020 Feldott Lane Naperville, Illinois	4,500	Owned

Location of Branches and Other Services	Approximate Square Feet	Status

Beacon Hill Retirement Community 2400 South Finley Road Lombard, Illinois	100	Leased

717 South Meyers Road Lombard, Illinois	7,100	Owned

701 South Meyers Road Lombard, Illinois	5,200	Owned

Lexington Health Care Center of Elmhurst 400 West Butterfield Road Elmhurst, Illinois	100	Leased

Lexington Health Care Center of Lombard 555 Foxworth Boulevard Lombard, Illinois	100	Leased

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

West Suburban hereby incorporates by reference the information called for by Item 5 of this Form 10-K from the sections entitled “Common Stock, Book Value and Dividends” and “Stock Performance Presentation” on page 4 and page 33, respectively, of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2006 (attached as Exhibit 13 hereto).

West Suburban’s common stock is not traded on any national or regional exchange. While there is no established trading market for West Suburban’s common stock, West Suburban is aware that from time to time limited or infrequent quotations are made with respect to West Suburban’s common stock and that there occurs limited trading in West Suburban’s common stock resulting from private transactions not involving brokers or dealers. Transactions in West Suburban’s common stock have been infrequent. As of February 1, 2007, West Suburban had 432,495 shares of common stock outstanding held by 1,142 shareholders of record. Management is aware of 24 transactions during 2006 involving the sale, in the aggregate, of 2,488 shares of West Suburban’s common stock. The average sale price in such transactions was $656.03 per share.

ITEM 6.                    SELECTED FINANCIAL DATA

West Suburban hereby incorporates by reference the information called for by Item 6 of this Form 10-K from the section entitled “Selected Financial Data” on page 34 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2006 (attached as Exhibit 13 hereto).

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

West Suburban hereby incorporates by reference the information called for by Item 7 of this Form 10-K from the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 37 through 45 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2006 (attached as Exhibit 13 hereto).

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

West Suburban hereby incorporates by reference the information called for by Item 7A of this Form 10-K from the Interest Rate Sensitivity section included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 37 through 45 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2006 (attached as Exhibit 13 hereto).

ITEM 8.                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

West Suburban hereby incorporates by reference the information called for by Item 8 of this Form 10-K from the Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 6 through 29 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2006 (attached as Exhibit 13 hereto).

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.         CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2006. Based on that evaluation, the Company’s management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal control over financial reporting that has affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

West Suburban’s management report on internal control over financial reporting is set forth in, and West Suburban hereby incorporates by reference, the section entitled “Management’s Report on Internal Control over Financial Reporting” on page 30 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2006 (attached as Exhibit 13 hereto).

ITEM 9B.         OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In addition, and as a supplement to the information provided under the caption “Executive Officers of West Suburban” in Part I of this Form 10-K, West Suburban hereby incorporates by reference the information called for by Item 10 of this Form 10-K regarding directors of West Suburban from the section entitled “Election of Directors” of West Suburban’s 2007 Proxy Statement.

Section 16(a) of the Exchange Act requires that the Company’s executive officers and directors and persons who own more than 10% of the Company’s Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the exchange on which West Suburban’s Common Stock is traded. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company’s review of the copies and forms furnished to the Company and, if appropriate, representations made to the Company by any such reporting person concerning whether a Form 5 was required to be filed for the 2006 fiscal year, the Company is not aware that any of its directors and executive officers or 10% shareholders failed to comply with the filing requirements of Section 16(a) during 2006.

West Suburban adopted a code of ethics that applies to West Suburban’s principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. West Suburban’s code of ethics is available in the Shareholder Information section of West Suburban’s website, www.westsuburbanbank.com.

Since the date of West Suburban’s 2006 Proxy Statement, there have been no material changes to the procedures by which shareholders may recommend nominees to West Suburban’s Board of Directors.

ITEM 11.             EXECUTIVE COMPENSATION

West Suburban hereby incorporates by reference the information called for by Item 11 of this Form 10-K from the section entitled “Executive Compensation” of West Suburban’s 2007 Proxy Statement; provided, however, Report of the Compensation Committee on Executive Compensation is specifically not incorporated into this Form 10-K.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

West Suburban hereby incorporates by reference the information called for by Item 12 of this Form 10-K from the sections entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” of West Suburban’s 2007 Proxy Statement.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

West Suburban hereby incorporates by reference the information called for by Item 13 of this Form 10-K from the section entitled “Transactions with Directors, Officers and Associates” and “Corporate Governance and the Board of Directors” of West Suburban’s 2007 Proxy Statement.

ITEM 14.             PRINCIPAL ACCOUNTING FEES AND SERVICES

West Suburban hereby incorporates by reference the information called for by Item 14 of this Form 10-K from the section entitled “Accounting Fees and Services” of West Suburban’s 2007 Proxy Statement.

PART IV

ITEM 15.             EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item (a)(1) and (2). Financial Statements

WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

The following audited Consolidated Financial Statements of West Suburban and its subsidiaries and related notes and report of independent registered public accounting firm are incorporated by reference from West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2006 (attached as Exhibit 13 hereto).

Annual Report
Page No.
Report of Independent Registered Public Accounting Firm	5

Consolidated Balance Sheets — December 31, 2006 and 2005	6

Consolidated Statements of Income — Years Ended December 31,
2006, 2005 and 2004	7

Consolidated Statements of Changes in Shareholders’
Equity — Years Ended December 31, 2006, 2005 and 2004	8

Consolidated Statements of Cash Flows — Years Ended
December 31, 2006, 2005 and 2004	9

Notes to Consolidated Financial Statements	10

The following Condensed Financial Information-Parent Only is incorporated by reference from Note 13 to West Suburban’s audited Consolidated Financial Statements as set forth in West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2006 (attached as Exhibit 13 hereto).

Annual Report
Page No.
Condensed Balance Sheets — December 31, 2006 and 2005	27

Condensed Statements of Income — Years Ended
December 31, 2006, 2005 and 2004	27

Condensed Statements of Cash Flows — Years Ended
December 31, 2006, 2005 and 2004	28

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
Duane G. Debs
President and Chief Financial Officer

Date: March 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of March, 2007.

SIGNATURE		TITLE

/s/ Kevin J. Acker	3/14/2007	Chairman, Chief Executive Officer
Kevin J. Acker	Date	and Director

/s/ Duane G. Debs	3/14/2007	President, Chief Financial Officer
Duane G. Debs	Date	and Director

/s/ David S. Bell	3/14/2007	Director
David S. Bell	Date

/s/ Peggy P. LoCicero	3/14/2007	Director
Peggy P. LoCicero	Date

/s/ Charles P. Howard	3/14/2007	Director
Charles P. Howard	Date

The foregoing includes all of the Board of Directors of West Suburban.

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Articles of Incorporation of West Suburban filed March 14, 1986 — Incorporated by reference from Exhibit 3.1 of Form 10-K of West Suburban dated March 21, 2003, under Commission File No. 0-17609.

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

3.6	Amended and Restated By-laws of West Suburban — Incorporated by reference from Exhibit 3.3 of Form 10-K of West Suburban dated March 21, 2003, under Commission File No. 0-17609.

4.1	Specimen of Common Stock certificate — Incorporated by reference from Exhibit 4.1 of Form 10-K of West Suburban dated March 14, 2006, under Commission File No. 0-17609.

10.1

Form of Amended Deferred Compensation Agreement between West Suburban and Messrs. Kevin J. Acker, Keith W. Acker, Duane G. Debs, Michael P. Brosnahan, James T. Chippas and Daniel P. Grotto — Incorporated by reference from Exhibit 10.1 of Form 10-K of West Suburban dated March 14, 2006, under Commission File No. 0-17609.

10.2

Restated Employment Agreement dated March 8, 2004 between West Suburban and Mr. Kevin J. Acker — Incorporated by reference from Exhibit 10.2 of Form 10-K of West Suburban dated March 15, 2004, Commission File No. 0-17609.

10.3

Restated Employment Agreement dated March 8, 2004 between West Suburban and Mr. Keith W. Acker — Incorporated by reference from Exhibit 10.3 of Form 10-K of West Suburban dated March 15, 2004, Commission File No. 0-17609.

10.4

Restated Employment Agreement dated March 8, 2004 between West Suburban and Mr. Duane G. Debs — Incorporated by reference from Exhibit 10.4 of Form 10-K of West Suburban dated March 15, 2004, Commission File No. 0-17609.

10.5

Restated Employment Agreement dated March 8, 2004 between West Suburban and Mr. Michael P. Brosnahan — Incorporated by reference from Exhibit 10.5 of Form 10-K of West Suburban dated March 15, 2004, Commission File No. 0-17609.

10.6

Restated Employment Agreement dated March 8, 2004 between West Suburban and Mr. Daniel P. Grotto — Incorporated by reference from Exhibit 10.7 of Form 10-K of West Suburban dated March 15, 2004, Commission File No. 0-17609.

13	Annual Report to Shareholders of West Suburban for fiscal year ended December 31, 2006.

21	Subsidiaries of Registrant.

INDEX TO EXHIBITS

(continued)

Exhibit
Number	Description

31.1	Certification of Kevin J. Acker, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Duane G. Debs, President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule15d-14(a).

32.1	Certification of Kevin J. Acker, Chairman and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Duane G. Debs, President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.