Form 10-Q
period 2007-03-31
WEST SUBURBAN BANCORP INC
filed 2007-05-09
CIK 805080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2007

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

15,000,000 shares of Common Stock, no par value, were authorized, and 432,495 shares of Common Stock were issued and outstanding, as of May 9, 2007.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material effect on the operations and future prospects of the Company include, but are not limited to, the following:

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

•                                          Business combinations and the integration of acquired businesses, which may be more difficult or expensive than expected.

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

PART I

ITEM 1.      FINANCIAL STATEMENTS

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(UNAUDITED)

	March 31, 2007	December 31, 2006

Assets
Cash and due from banks	$49,812	$56,956
Federal funds sold	117,825	67,073
Total cash and cash equivalents	167,637	124,029
Securities
Available for sale (amortized cost of $449,373 in 2007 and $462,147 in 2006)	442,186	453,097
Held to maturity (fair value of $35,176 in 2007 and $44,728 in 2006)	35,417	45,013
Federal Home Loan Bank stock	5,091	5,091
Total securities	482,694	503,201
Loans, less allowance for loan losses of $9,963 in 2007 and $10,650 in 2006	1,159,371	1,153,885
Cash surrender value of bank-owned life insurance	35,894	34,422
Premises and equipment, net	41,544	39,965
Other real estate	351	351
Accrued interest and other assets	20,654	20,790
Total assets	$1,908,145	$1,876,643

Liabilities and shareholders’ equity
Deposits
Demand-noninterest-bearing	$148,247	$155,041
Interest-bearing	1,552,527	1,522,803
Total deposits	1,700,774	1,677,844
Prepaid solutions cards	22,258	21,105
Accrued interest and other liabilities	26,616	22,350

Common stock in ESOP subject to contingent repurchase obligation	60,612	60,009

Shareholders’ equity
Common stock, no par value; 15,000,000 shares authorized; 432,495 shares issued and outstanding	3,457	3,457
Surplus	38,066	38,066
Retained earnings	121,602	119,572
Accumulated other comprehensive loss	(4,628)	(5,751)
Amount reclassified on ESOP shares	(60,612)	(60,009)
Total shareholders’ equity	97,885	95,335
Total liabilities and shareholders’ equity	$1,908,145	$1,876,643

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Dollars in thousands, except per share data)

(UNAUDITED)

	2007	2006
Interest income
Loans, including fees	$21,104	$19,293
Securities
Taxable	4,634	4,580
Exempt from federal income tax	276	251
Federal funds sold	1,080	666
Total interest income	27,094	24,790

Interest expense
Deposits	12,081	9,783
Other	—	1
Total interest expense	12,081	9,784
Net interest income	15,013	15,006
Provision for loan losses	—	—
Net interest income after provision for loan losses	15,013	15,006

Noninterest income
Prepaid solutions cards	2,944	2,115
Service fees on deposit accounts	1,517	1,668
Debit card fees	469	478
Bank-owned life insurance	396	519
Net gains on sales of loans held for sale	7	18
Net realized (losses) gains on securities transactions	(30)	24
Other	1,026	967
Total noninterest income	6,329	5,789

Noninterest expense
Salaries and employee benefits	6,224	6,009
Prepaid solutions cards	1,891	1,296
Furniture and equipment	1,316	1,263
Occupancy	1,126	1,566
Advertising and promotion	416	475
Professional fees	313	297
Other	1,633	1,544
Total noninterest expense	12,919	12,450

Income before income taxes	8,423	8,345
Income tax expense	2,068	2,389
Net income	$6,355	$5,956

Total comprehensive income	$7,478	$5,395

Earnings per share	$14.69	$13.77
Average shares outstanding	432,495	432,495

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Dollars in thousands, except per share data)

(UNAUDITED)

	Common Stock and Surplus	Retained Earnings	Accumulated Other Compre- hensive Loss	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2006	$41,523	$115,846	$(8,331)	$(54,378)	$94,660

Comprehensive income
Net income		5,956			5,956
Change in unrealized loss on available for sale securities, net of reclassification and tax effects			(561)		(561)
Total comprehensive income					5,395
Cash dividends declared – $10.00 per share		(4,325)			(4,325)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation				(1,738)	(1,738)
Balance, March 31, 2006	$41,523	$117,477	$(8,892)	$(56,116)	$93,992

	Common Stock and Surplus	Retained Earnings	Accumulated Other Compre- hensive Loss	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2007	$41,523	$119,572	$(5,751)	$(60,009)	$95,335

Comprehensive income
Net income		6,355			6,355
Change in unrealized loss on available for sale securities, net of reclassification and tax effects			1,123		1,123
Total comprehensive income					7,478
Cash dividends declared – $10.00 per share		(4,325)			(4,325)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation				(603)	(603)
Balance, March 31, 2007	$41,523	$121,602	$(4,628)	$(60,612)	$97,885

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Dollars in thousands)

(UNAUDITED)

	2007	2006
Cash flows from operating activities
Net income	$6,355	$5,956
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	831	1,239
Provision for loan losses	—	—
Deferred income tax benefit	(544)	(279)
Net premium amortization of securities	102	183
Net realized losses (gains) on securities transactions	30	(24)
Increase in cash surrender value of bank-owned life insurance	(396)	(519)
Amortization of deferred loan fees	98	158
Net gains on sales of loans held for sale	(7)	(18)
Sales of loans held for sale	1,081	1,275
Origination of loans held for sale	(1,383)	(1,420)
Net (gains) losses on sales of premises and equipment	(2)	3
Gains on sales of other real estate	(2)	—
Increase in accrued interest and other assets	(61)	(1,535)
Increase in accrued interest and other liabilities	4,266	6,169
Net cash provided by operating activities	10,368	11,188
Cash flows from investing activities
Securities available for sale
Sales	470	—
Maturities, calls and redemptions	17,578	27,162
Purchases	(5,433)	(35,834)
Securities held to maturity
Maturities and calls	9,624	2,678
Purchases	—	—
Net increase in loans	(5,465)	(31,784)
Investment in bank-owned life insurance policies	(1,076)	(250)
Purchases of premises and equipment	(2,410)	(1,090)
Sales of premises and equipment	2	6
Sales of other real estate	192	—
Net cash provided by (used in) investing activities	13,482	(39,112)
Cash flows from financing activities
Net increase in deposits	22,930	27,482
Increase (decrease) in prepaid solutions cards	1,153	(1,873)
Dividends paid	(4,325)	(4,325)
Net cash provided by financing activities	19,758	21,284
Net increase (decrease) in cash and cash equivalents	43,608	(6,640)
Beginning cash and cash equivalents	124,029	105,794
Ending cash and cash equivalents	$167,637	$99,154

Supplemental disclosures
Cash paid for interest	$11,069	$8,588
Income taxes paid	—	500
Other real estate acquired through loan foreclosure	190	375

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

Note 2 - Securities

Securities with unrealized losses for the periods ended March 31, 2007 and December 31, 2006 are presented below by the length of time the securities have been in a continuous unrealized loss position:

	March 31, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate	$5,549	$12	$40,256	$1,000	$45,805	$1,012
U.S. government sponsored entities	—	—	222,579	4,774	222,579	4,774
Mortgage-backed	3,288	9	113,286	2,223	116,574	2,232
States and political subdivisions	870	1	1,099	19	1,969	20
Preferred stock	—	—	950	52	950	52
Total temporarily impaired	$9,707	$22	$378,170	$8,068	$387,877	$8,090

	December 31, 2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate	$2,497	$3	$40,184	$1,200	$42,681	$1,203
U.S. government sponsored entities	—	—	236,065	5,808	236,065	5,808
Mortgage-backed	11,959	34	117,748	2,733	129,707	2,767
States and political subdivisions	754	6	11,412	215	12,166	221
Preferred stock	—	—	870	133	870	133
Total temporarily impaired	$15,210	$43	$406,279	$10,089	$421,489	$10,132

Debt securities in an unrealized loss position for greater than 12 months (all of which represented securities issued or guaranteed by U.S. Government sponsored entities or securities with investment grade ratings) totaled $377.2 million and the related unrealized loss totaled $8.0 million as of March 31, 2007. In accordance with U.S. generally accepted accounting principles, unrealized losses on debt securities are not recognized if management has the intent and ability to hold the securities until their maturity date and no concerns exist with the respect to the ability of the issuer to satisfy its obligations at maturity. Management believes that the value of the debt securities with unrealized losses will recover as the securities approach their maturity date and/or repricing date. At March 31, 2007, preferred stock with an amortized cost of $1.0 million had unrealized losses for a continuous period of twelve months or more and the amount of the unrealized losses as of that date was $.1 million. Although the unrealized loss position of the preferred stock has been continuous for a period of twelve months or more, management continues to believe that the unrealized loss is temporary. The Company has both the intent and ability to hold the investment until such recovery occurs. The preferred stock is issued by the Federal Home Loan Mortgage Corporation. Management does not believe that the unrealized loss as of March 31, 2007 on any individual investment security represents other-than-temporary impairment.

Note 3 - Financial Instruments with Off-Balance Sheet Risk

Unused lines of credit and other commitments to extend credit not reflected in the financial statements are as follows:

	March 31, 2007			December 31, 2006
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commercial loans and lines of credit	$2,250	$193,499	$195,749	$2,336	$172,361	$174,697
Check credit lines of credit	1,130	—	1,130	1,133	—	1,133
Mortgage loans	8,912	4,395	13,307	8,991	7,722	16,713
Home equity lines of credit	—	185,082	185,082	—	179,009	179,009
Letters of credit	—	35,317	35,317	—	34,660	34,660
Credit card lines of credit	—	38,629	38,629	—	40,708	40,708
Total	$12,292	$456,922	$469,214	$12,460	$434,460	$446,920

Fixed rate commercial loan commitments at March 31, 2007 had interest rates ranging from 5.75% to 9.00% with terms ranging from less than 1 year to 10 years. Fixed rate mortgage loan commitments at March 31, 2007 had interest rates ranging from 5.19% to 6.75% with terms ranging from 10 to 30 years. Fixed rate check credit lines of credit had interest rates of 18.00% at March 31, 2007.

Note 4 - Common Stock in ESOP Subject to Contingent Repurchase Obligation

At March 31, 2007 and December 31, 2006, the Employee Stock Ownership Plan (“ESOP”) held 85,974 and 85,727 shares of West Suburban common stock, respectively. Upon termination of their employment, participants who elect to receive their benefit distributions in the form of West Suburban common stock may require the Company to purchase the common stock distributed at fair value during two 60-day periods. The first purchase period begins on the date the benefit is distributed and the second purchase period begins on the first anniversary of the distribution date. This contingent repurchase obligation is reflected in the Company’s financial statements as “Common stock in ESOP subject to contingent repurchase obligation” and reduces shareholders’ equity by an amount that represents the independently appraised fair value of all West Suburban common stock held by the ESOP and allocated to participants, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares.

Note 5 - New Accounting Pronouncements

Effective January 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS 155 permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement also subjects beneficial interests in securitized financial assets to the requirements of SFAS 133. This statement is effective for all financial instruments acquired, issued, or subject to re-measurement after the beginning of the first fiscal year that begins after September 15, 2006 or January 1, 2007 for calendar-year companies, with earlier adoption permitted. The FASB subsequently issued on January 17, 2007, SFAS 133 Implementation Issue No. B40 (“DIG B40”) to exempt certain securitized financial assets that are prepayable and purchased at a discount after the adoption of SFAS 155 from the bifurcation rules. DIG B40 exempts companies from applying fair value accounting to certain securitized financial instruments, including collateralized mortgage obligations and mortgage backed securities purchased at a discount on and after June 30, 2007. The adoption of SFAS 155 (as amended by DIG B40) did not have a material impact on the Company’s financial condition or results of operations.

Effective January 1, 2007, the Company adopted the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets.” SFAS 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practical. An entity can elect either (1) subsequently to measure servicing rights at fair value and report changes in fair value in earnings, or (2) continue the current practice of amortizing servicing rights in proportion to, and over the expected period of, servicing income or loss. The statement also permits entities, at the date of adoption, a one-time option to reclassify certain available-for-sale (“AFS”) securities to trading securities, without calling into question the classification of other AFS securities under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” provided that the AFS securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or liabilities that the entity has elected to subsequently measure at fair value. Upon adoption of SFAS 156, the Company elected the amortization method and the adoption did not have a material impact on the Company’s financial condition or results of operations.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007.   Under FIN 48, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.

The adoption of FIN 48 on January 1, 2007 did not have material impact on the Company’s financial position, results of operations, or liquidity. However, FIN 48 is expected to create greater volatility in the Company’s effective tax rate in future periods. Upon adoption on January 1, 2007, unrecognized tax benefits related to uncertain tax positions totaled $1 million and $1.1 million at March 31, 2007, including interest and penalties related to the uncertain tax position of $.2 million at January 1, 2007 and March 31, 2007. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest and penalties recognized in the first three months of 2007 and 2006 were not material. Additionally, $.8 million of the unrecognized tax benefits at March 31, 2007 would affect the Company’s effective tax rate if recognized in future periods. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Illinois. The Company is no longer subject to examination by U.S federal or the state of Illinois taxing authorities for years before 2004.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” to provide guidance on how to measure fair value, which would apply broadly to financial and non-financial assets and liabilities that are measured at fair value under other authoritative accounting pronouncements. The statement defines fair value, provides a hierarchy that prioritizes inputs that should be used in valuation techniques used to measure fair value, and expands current disclosures about the use of fair value to measure assets and liabilities. The disclosures focus on the methods used for the measurements and their effect on earnings and would apply whether the assets were measured at fair value in all periods, such as for trading securities, or in only some periods, such as for impaired assets. A transition adjustment would be recognized as a cumulative-effect adjustment to beginning retained earnings for the fiscal year in which the statement is initially adopted. This adjustment is measured as the difference between the carrying amounts and the fair values of those financial instruments at the date of adoption. The statement is effective for fiscal years beginning after November 15, 2007, or January 1, 2008 for calendar-year companies, and interim periods within those fiscal years. The Company will adopt the statement on January 1, 2008. The fair value disclosures required by this statement will be effective for the first interim period in which the statement is adopted. The Company is currently evaluating the impact of this statement on its financial condition and results of operations.

Effective January 1, 2007, the Company adopted FASB Emerging Issues Task Force (“EITF”) finalized Issue No. 06-5: Accounting for Purchases of Life Insurance - Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance,” the EITF reached a consensus that a policy-holder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. The EITF agreed that contractual limitations should be considered when determining the realizable amounts. Those amounts that are recoverable by the policy-holder at the discretion of the insurance company should be excluded from the amount that could be realized. The EITF also agreed that fixed amounts that are recoverable by the policy-holder in future periods in excess of one year from the surrender of the policy should be recognized at their present value. The EITF also reached a consensus that a policy-holder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy. The EITF also noted that any amount that is ultimately realized by the policy-holder upon the assumed surrender of the final policy shall be included in the amount that could be realized under the insurance contract. The adoption of EITF Issue No. 06-5 did not have a material impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  EITF Issue No. 06-4 is effective for fiscal years beginning after December 15, 2007. Given the similarities between the endorsement split-dollar life insurance arrangements in EITF Issue No. 06-4 and collateral assignment split-dollar life insurance arrangements, questions have arisen regarding whether similar liability recognition models should be used to account for these types of arrangements.  To address these questions, EITF Issue No. 06-10 was issued.  The objective of EITF Issue No. 06-10 is to determine when and at what amount to recognize the asset, liability and related compensation costs for a collateral assignment split-dollar life insurance arrangement that provides a benefit to an employee that extends into postretirement periods.  EITF Issue No. 06-10 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company is currently evaluating the impact of EITF Issue No. 06-4 and EITF Issue 06-10 on its financial position and results of operations.

On February 15, 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an Amendment of SFAS 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value and to report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157, “Fair Value Measurements.”  The Company is currently evaluating the impact of the statement on its financial position and results of operations.

Note 6 - Retirement Benefits

In March 2004, the Company established a noncontributory postretirement benefit plan covering certain senior executives. The plan provides postretirement medical, dental and long term care coverage for certain executives and their surviving spouses. The eligible retirement age under the plan is age 62 and the plan is unfunded. Net postretirement benefit costs are summarized in the following table (dollars in thousands):

	Three Months Ended March 31,
	2007	2006
Service cost	$7	$7
Interest cost	10	7
Amortization of prior service cost	5	5
Recognized net actuarial gain	2	1
Net periodic benefit cost	$24	$20

In December 2006, the Company adopted SFAS 158. As of December 31, 2006, the cumulative affect adjustment for adoption of SFAS reduced stockholders’ equity by $298, increased deferred tax asset by $197 and increased other liabilities by $495.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

The Company’s financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. These accounting principles, which can be complex, are significant to our financial condition and our results of operations and require management to apply significant judgment with respect to various accounting, reporting and disclosure matters. Management must use estimates, assumptions and judgments to apply these principles where actual measurements are not possible or practical. These estimates, assumptions and judgments are based on information available as of the date of this report and, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of West Suburban’s Board of Directors. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this quarterly report.

In management’s view, the accounting policies that are critical to the Company are those relating to estimates, assumptions and judgments regarding the determination of the adequacy of the allowance for loan losses, the provision for income taxes and the evaluation of the temporary decline in fair value of securities.

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

All categories of loans are evaluated on a category by category basis. In addition, individual commercial, construction and commercial mortgage loans are evaluated to determine if a specific loss allocation is needed for problem loans deemed to have a shortfall in collateral. Management also considers the borrower’s current economic status including liquidity and future business viability. Other factors used in the allocation of the allowance include levels and trends of past dues and charge-offs along with concentrations of credit within the commercial and commercial real estate loan portfolios. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as developments occur. Along with the allocation of the allowance on a category by category basis and the specific allocations for individual borrowing relationships, the allowance includes a relatively small portion that remains unallocated. Management adjusts the allowance for loan losses by an amount sufficient to maintain the allowance at the level determined appropriate. Loans are charged-off when deemed to be uncollectible by management. The Company believes that the allowance for loan losses is adequate to provide for estimated probable incurred credit losses in the loan portfolio.

Income Taxes.   The Company is subject to income tax laws of the United States and the State of Illinois. These laws are complex and subject to different interpretations by the taxpayer and the various taxing authorities. Management makes certain judgments and estimates about the application of these inherently complex laws when determining the provision for income taxes. Federal and state taxing authorities have recently become increasingly aggressive in challenging tax positions taken by financial institutions, including positions that may be taken by the Company. During the preparation of the Company’s tax returns, management makes reasonable interpretations of the tax laws which are subject to challenge upon audit by the tax authorities. These interpretations are also subject to reinterpretation based on management’s ongoing assessment of facts and evolving case law.

On a quarterly basis, management evaluates the reasonableness of its effective tax rate based upon its current best estimate of net income and applicable taxes expected for the full year. Deferred tax assets and liabilities are evaluated on a quarterly basis, or more frequently if necessary.

Temporary Decline in Fair Value of Securities.   Under current accounting rules, declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses. In determining whether an unrealized loss is considered other-than-temporary, management considers: the length of time and extent that fair value has been less than cost; the financial condition and near term prospects of the issuer; and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair values. In management’s view, the decline in market value of the securities that were below amortized cost at March 31, 2007 does not represent other-than-temporary impairment, and thus no loss was recognized on the income statement. Additional information regarding these securities can be found in Note 2, “Securities” to the notes to consolidated financial statements.

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

The following table presents the Company’s significant fixed and determinable contractual obligations and significant commitments by payment date as of March 31, 2007 (dollars in thousands). The payment amounts represent those amounts contractually due to the recipient and do not include any carrying value adjustments.

	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
Deposits without a stated maturity	$1,142,688	$—	$—	$—	$1,142,688
Time deposits	408,000	116,710	33,352	24	558,086
Operating leases	290	601	467	1,008	2,366
Prepaid solutions cards	22,258	—	—	—	22,258
Commitments to extend credit
Fixed rate					12,292
Variable rate					456,922

At March 31, 2007 and December 31, 2006, the ESOP held 85,974 and 85,727 shares of West Suburban common stock, respectively. Upon termination of their employment, participants who elect to receive their benefit distributions in the form of West Suburban common stock may require the Company to purchase the common stock distributed at fair value. A more detailed discussion concerning this obligation is presented in Note 4 to the Company’s condensed consolidated financial statements included in this report. At March 31, 2007 and December 31, 2006, this contingent repurchase obligation reduced shareholders’ equity by $60,612 and $60,009, respectively. The Company believes that the ESOP will continue to have a sufficient amount of cash to distribute benefit payments to former employees and that the exercise of the rights of former employees to cause the Company to repurchase West Suburban common stock is unlikely.

Balance Sheet Analysis

Total Assets.   Total consolidated assets at March 31, 2007 increased 1.7% from December 31, 2006, primarily due to an increase in federal funds sold, which was funded by growth in interest-bearing deposits. The increase in federal funds sold was partially offset by a decrease in the securities portfolio and cash and due from banks. Additionally, total year-to-date average assets for the three month period ended March 31, 2007 increased 2.0% from the same period in 2006.

Cash and Cash Equivalents.   Cash and cash equivalents at March 31, 2007 increased 35.2% from December 31, 2006 primarily due to an increase in federal funds sold. The increase in federal funds sold reflects the Company’s decision to invest for a short duration in order to ensure the availability of funds necessary for the growth in the loan portfolio. The Company will continue to monitor the level of its cash and cash equivalents as it is generally the Company’s practice to redeploy its cash and cash equivalents into higher earning assets.

Securities.   The Company’s securities portfolio decreased 4.1% during the first three months of 2007 primarily due to the Company’s decision to invest its funds in short duration instruments as described above. The Company considers investing in amortizing securities (such as mortgage-backed securities) as compared to securities with a single payment an important element of liquidity management. The Company considers monthly paydowns on mortgage-backed securities a consistent source of cash flows. Additionally, the company manages its investment portfolio to maximize the return on invested funds within acceptable risk guidelines, to meet pledging and liquidity requirements, and to adjust balance sheet interest rate sensitivity to insulate net interest income against the impact of interest rate changes. During the first three months of 2007, the Company’s accumulated other comprehensive loss decreased $1.1 million primarily due to a change in unrealized losses on securities available for sale, net of reclassification and tax effects. The Company will continue to monitor its level of available for sale and held to maturity securities and will classify new securities in the appropriate category at the time of purchase.

The carrying values of the Company’s major categories of securities are summarized in the following table (dollars in thousands):

	March 31, 2007	December 31, 2006	Dollar Change	Percent Change
Securities available for sale
Corporate	$49,502	$45,374	$4,128	9.1%
U.S. government sponsored entities	213,545	218,594	(5,049)	(2.3)%
Mortgage-backed	163,794	174,712	(10,918)	(6.2)%
States and political subdivisions	14,395	13,547	848	6.3%
Total debt securities	441,236	452,227	(10,991)	(2.4)%
Preferred stock	950	870	80	9.2%
Total securities available for sale	442,186	453,097	(10,911)	(2.4)%

Securities held to maturity
U.S. government sponsored entities	9,097	17,597	(8,500)	(48.3)%
Mortgage-backed	13,093	13,882	(789)	(5.7)%
States and political subdivisions	13,227	13,534	(307)	(2.3)%
Total securities held to maturity	35,417	45,013	(9,596)	(21.3)%
Federal Home Loan Bank stock	5,091	5,091	—	0.0%
Total securities	$482,694	$503,201	$(20,507)	(4.1)%

Loans.   Total loans outstanding at March 31, 2007 increased 0.4% from December 31, 2006 primarily due to increased balances in the residential and commercial real estate loan portfolios. The increase in the residential real estate portfolio was primarily due to growth in fixed rate loans along with continued purchases of variable rate residential real estate loans. Increases in the real estate portfolio were partially offset by decreases in the commercial portfolio. The Company also experienced decreases in the construction loan portfolio and the indirect automobile portfolio. The construction loan portfolio declined primarily due to builders seeking to reduce their inventory of improved lots. The Company anticipates a continuing decline in the indirect automobile loan portfolio primarily due to lower lending volumes, prepayments and scheduled repayments, as well as the promotions that are likely to continue to be offered by automobile dealers.

Balances in the Company’s loans are summarized in the following table (dollars in thousands):

	March 31, 2007	December 31, 2006	Dollar Change	Percent Change
Commercial	$275,418	$282,826	$(7,408)	(2.6)%
Consumer	6,538	6,821	(283)	(4.1)%
Indirect automobile	11,807	13,855	(2,048)	(14.8)%
Real estate
Residential	190,059	177,885	12,174	6.8%
Commercial	240,248	232,865	7,383	3.2%
Home equity	240,148	240,720	(572)	(0.2)%
Construction	194,322	197,528	(3,206)	(1.6)%
Held for sale	309	—	309	N/A
Credit card	9,593	10,375	(782)	(7.5)%
Other	892	1,660	(768)	(46.3)%
Total	1,169,334	1,164,535	4,799	0.4%
Allowance for loan losses	(9,963)	(10,650)	687	(6.5)%
Loans, net	$1,159,371	$1,153,885	$5,486	0.5%

Allowance for Loan Losses and Asset Quality.   Net loan charge-offs were $.7 million and $.1 million for the three months periods ended March 31, 2007 and 2006, respectively. This increase was primarily due to the charge-off of one fully reserved commercial credit. Nonperforming loans (nonaccrual and loans past due 90 days or more still on accrual) declined to $1.4 million at March 31, 2007 from $1.5 million at December 31, 2006. Nonaccrual loans remained stable at $1.1 million at March 31, 2007 and December 31, 2006. The Company’s loans past due 90 days or more still on accrual decreased $.1 million to $.2 million at March 31, 2007, from $.3 million at December 31, 2006.

The Company’s ratio of nonperforming loans to total loans was .12% at March 31, 2007 and December 31, 2006. The ratio of nonperforming assets to total assets decreased to .09% at March 31, 2007 from .10% at December 31, 2006.

The ratio of the allowance for loan losses to total loans was .85% at March 31, 2007 and .91% at December 31, 2006. The following table presents an analysis of the Company’s nonperforming loans and other real estate as of the dates indicated (dollars in thousands):

	March 31, 2007	December 31, 2006
Loans past due 90 days or more still on accrual	$227	$319
Nonaccrual loans	1,143	1,131
Total nonperforming loans	$1,370	$1,450
Nonperforming loans as a percent of total loans	0.12%	0.12%
Allowance for loan losses as a percent of nonperforming loans	727%	734%
Other real estate	$351	$351
Nonperforming assets as a percent of total assets	0.09%	0.10%

The following table presents an analysis of the Company’s allowance for loan losses for the periods stated (dollars in thousands):

	2007	2006
	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Provision - quarter	$—	$—	$—	$150	$—
Provision - year to date	—	150	150	150	—
Net charge-offs (recoveries) - quarter	687	105	(40)	27	89
Net charge-offs - year to date	687	181	76	116	89
Allowance at period end	9,963	10,650	10,755	10,715	10,592
Allowance at period end to total loans	0.85%	0.91%	0.94%	0.93%	0.93%

Other Real Estate.   During the first three months of 2007, the Company acquired a property with an aggregate carrying value of $.2 million and sold the property for a nominal gain. Gross proceeds on the sale of the property were $.2 million.

Deposits.   Total deposits at March 31, 2007 increased 1.4% from December 31, 2006. The Company experienced increases in all interest-bearing deposits with the exception of time deposits $100,000 and greater. The largest component of the increase in interest-bearing deposits was money market checking accounts. The increase in money market checking accounts was primarily due to continued growth in the balances of personal accounts. This growth was partially offset by decreases in demand-noninterest-bearing deposits. In general, management promotes the Company’s deposit products when it believes appropriate and prices the Company’s products in a manner intended to maintain the Company’s current accounts and attract new customers while maintaining an acceptable net interest margin.

Balances in the Company’s major categories of deposits are summarized in the following table (dollars in thousands):

	March 31, 2007	December 31, 2006	Dollar Change	Percent Change
Demand-noninterest-bearing	$148,247	$155,041	$(6,794)	(4.4)%
NOW	328,522	325,415	3,107	1.0%
Money market checking	286,436	271,209	15,227	5.6%
Savings	379,483	374,484	4,999	1.3%
Time deposits
Less than $100,000	398,289	389,196	9,093	2.3%
$100,000 and greater	159,797	162,499	(2,702)	(1.7)%
Total	$1,700,774	$1,677,844	$22,930	1.4%

Prepaid Solutions Cards.   Outstanding balances on prepaid solutions cards at March 31, 2007 increased 5.5% from December 31, 2006. This increase was primarily due to continued growth in two gift card programs. The Company will continue to engage in promotional efforts intended to increase volume and attract new customers.

CAPITAL RESOURCES

Shareholders’ equity at March 31, 2007 increased 2.7% from December 31, 2006 as a result of $6.4 million of net income, reduced by dividends declared of $4.3 million, a decrease in accumulated other comprehensive loss of $1.1 million and an increase of $.6 million in the amount reclassified on ESOP shares.

All capital ratios are in excess of the regulatory capital requirements, which call for a minimum total risk-based capital ratio of 8% for each of the Company and the Bank, a minimum Tier 1 risk-based capital ratio of 4% for each of the Company and the Bank and a minimum leverage ratio (3% for the most highly rated banks and bank holding companies that do not expect significant growth; all other institutions are required to maintain a minimum leverage capital ratio of 4% to 5% depending on their particular circumstances and risk and growth profiles) for each of the Company and the Bank. Bank holding companies and their subsidiaries are generally expected to operate at or above the minimum capital requirements. All capital ratios are in excess of regulatory minimums and should allow the Company and the Bank to operate without significant capital adequacy concerns. In addition, the Bank formed a subsidiary in 2004 that participates in the Bank’s real estate lending business and is intended to qualify as a real estate investment trust. This subsidiary is also intended to facilitate capital raising efforts, if such efforts become necessary, by enabling the Bank to access the capital markets through the subsidiary.

Management has been advised that as of March 31, 2007 and December 31, 2006, the Bank qualified as a “well-capitalized” institution as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991, as amended. On a consolidated basis, the Company also exceeded regulatory capital requirements. In accordance with applicable regulations, the appraised fair value of West Suburban common stock owned by the ESOP is included in Tier 1 capital.

The following table sets forth the actual and minimum capital ratios of the Company and the Bank as of the dates indicated (dollars in thousands):

	Actual		Minumum To Be Well Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
As of March 31, 2007
Total capital (to risk weighted assets)
Company	$172,343	11.7%	N/A	N/A	N/A
Bank	149,812	10.2%	$147,192	10.0%	$2,620
Tier 1 capital (to risk weighted assets)
Company	162,380	11.0%	N/A	N/A	N/A
Bank	139,849	9.5%	88,315	6.0%	51,534
Tier 1 capital (to average assets)
Company	162,380	8.7%	N/A	N/A	N/A
Bank	139,849	7.6%	92,565	5.0%	47,284

As of December 31, 2006
Total capital (to risk weighted assets)
Company	$170,952	11.8%	N/A	N/A	N/A
Bank	149,312	10.3%	$145,067	10.0%	$4,245
Tier 1 capital (to risk weighted assets)
Company	160,302	11.0%	N/A	N/A	N/A
Bank	138,662	9.6%	87,040	6.0%	51,622
Tier 1 capital (to average assets)
Company	160,302	8.7%	N/A	N/A	N/A
Bank	138,662	7.5%	92,285	5.0%	46,377

LIQUIDITY

Effective liquidity management ensures the availability of funding sources at minimum cost to meet fluctuating deposit balances, loan demand needs and to take advantage of earnings enhancement opportunities. A large stable core deposit base and a strong capital position are the solid foundation for the Company’s liquidity position. Liquidity is enhanced by a securities portfolio structured to provide liquidity as needed. The Company also maintains relationships with correspondent banks to purchase federal funds subject to underwriting and collateral requirements. Additionally, subject to credit underwriting, collateral, capital stock, and other requirements of the Federal Home Loan Bank of Chicago (“FHLB”), the Company is able to borrow from the FHLB on a “same day” basis. As of March 31, 2007, the Company could have borrowed up to approximately $102 million from the FHLB secured by certain of its real estate loans and securities. Furthermore, the Company has agreements in place to borrow up to $70 million in federal funds. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity and maturity schedules of interest-earning assets and interest-bearing liabilities.

Generally, the Company uses cash and cash equivalents and securities available for sale to meet its liquidity needs. As of March 31, 2007 and December 31, 2006, these liquid assets represented 32.0% and 30.8% of total assets, respectively. During the first three months of 2007, the Company’s cash and cash equivalents increased $43.6 million. Net cash provided by operating activities was $10.4 million, while net cash provided by investing activities was $13.5 million. Net cash flows provided by financing activities were $19.7 million, resulting primarily from deposit growth. Management expects operating and financing activities to be a continuing source of cash flow in the future.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Net Income.   The Company’s net income for the first three months of 2007 increased 6.7% compared to the first three months of 2006. Net income was positively affected by an increase in total noninterest income of $.5 million and a decrease in income tax expense of $.3 million. Net income was negatively affected by an increase in total noninterest expense of $.5 million.

Net Interest Income.   Net interest income for the first three months of 2007 was level compared to the first three months of 2006. Net interest income is the primary source of income for the Company. Net interest income is the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by changes in volume and yield on interest-earning assets and the volume and rates on interest-bearing liabilities. Interest-earning assets consist of federal funds sold, securities and loans. Interest-bearing liabilities primarily consist of deposits. The net interest margin is the percentage of tax-equivalent net interest income to average earning assets. The Company’s net interest margin (on a fully tax-equivalent basis) decreased to 3.56% at March 31, 2007 compared to 3.62% at March 31, 2006.

Total interest income (on a fully tax-equivalent basis) increased 9.3% for the first three months of 2007 compared to the first three months of 2006 due to increasing yields and balances in the Company’s loan portfolio. Average loans increased 4.5% during this period and the yield on the portfolio increased 33 basis points. Yields on the Company’s home equity loan portfolio increased 49 basis points during this period. This increase was primarily due to increases in the interest rate charged for home equity lines of credit that adjusted as a result of increases in the prime rate. The prime rate increased due to increases in interest rates initiated by the Federal Reserve. The average prime rate for the first three months of 2007 was 8.25% compared to 7.44% for the first three months of 2006. Yields on the commercial loan portfolio increased 55 basis points during this period. The majority of commercial loans have adjustable rates that are tied to the prime rate. Additionally, yields on federal funds sold increased 79 basis points primarily due to rising interest rates.

Total interest expense increased 23.5% for the first three months of 2007 compared to the first three months of 2006. Interest on deposits accounted for all of the increase. The yield on interest-bearing deposits increased 55 basis points to 3.23% at March 31, 2007 from 2.68% at March 31, 2006. The Company increased the rates that it pays on deposits, as market interest rates increased, in order to maintain its current accounts and attract new customers.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities (on a fully tax-equivalent basis) for the three month period ended March 31, 2007, as compared to the same period in 2006 (dollars in thousands):

	Change due to		Total
	Volume	Rate	Change
Interest Income
Federal funds sold	$296	$118	$414
Securities	(360)	453	93
Loans	908	912	1,820
Total interest income	844	1,483	2,327
Interest Expense
Interest-bearing deposits	283	2,015	2,298
Other interest-bearing liabilities	—	(1)	(1)
Total interest expense	283	2,014	2,297
Net interest income	$561	$(531)	$30

The following table presents an analysis of the Company’s year-to-date average interest-earning assets, demand-noninterest-bearing deposits and interest-bearing liabilities for the dates indicated (dollars in thousands):

	2007	2006
	March 31	December 31	September 30	June 30	March 31
Federal funds sold	$83,905	$58,208	$57,280	$56,511	$60,918
Securities	492,270	528,845	530,668	533,292	527,268
Loans	1,160,885	1,136,102	1,132,223	1,126,541	1,111,005
Total interest-earning assets	$1,737,060	$1,723,155	$1,720,171	$1,716,344	$1,699,191

Demand-noninterest-bearing deposits	$141,836	$152,423	$153,759	$153,756	$150,285
Interest-bearing deposits	1,518,374	1,502,954	1,501,738	1,498,528	1,482,751
Total deposits	$1,660,210	$1,655,377	$1,655,497	$1,652,284	$1,633,036
Total interest-bearing liabilities	$1,518,373	$1,503,692	$1,502,584	$1,498,585	$1,482,818

Provision for Loan Losses.   The Company did not record a provision for loan losses for the first three months of 2007 and 2006. A more detailed discussion of the allowance for loan losses is presented in the Allowance for Loan Losses and Asset Quality section of this report.

Noninterest Income.   Total nontinterest income increased 9.3% for the first three months of 2007 compared to the first three months of 2006. Prepaid solutions card income increased $.8 million primarily due to growth in gift card programs. Service fees on deposit accounts decreased $.2 million primarily due to decreased fees associated with the overdraft honors program. Although management believes the income from the overdraft honors program may vary from period to period, the program is intended to provide continuing fee income. BOLI income decreased $.1 million primarily due to changes in the yields received from BOLI policies for the first three months of 2007 when compared to the first three months of 2006.

Noninterest Expense.   Total noninterest expense increased 3.8% for the first three months of 2007 compared to the first three months of 2006. Salaries and employee benefits increased $.2 million primarily due to normal salary increases. Prepaid solutions card expense increased $.6 million primarily due to expenses associated with the production and processing of cards and postage associated with the issuance of new cards. This increase was driven by increases in volume for existing programs and the implementation of new programs. The Company anticipates that this expense will continue to increase as new programs continue to be implemented. Management also believes that over time the Company will achieve some economies of scale as the need to make significant investments in development of new products and programs begin to slow. Occupancy expense decreased $.4 million primarily due to the 2006 period incurring increased building depreciation expense resulting from Management’s decision in January 2006 to close the Metra Main facility. Consequently, the Company accelerated the depreciation of the fixed assets associated with that facility. Other expense increased $.1 million primarily due to increased Visa cardholder expenses.

Income Taxes.   Income tax expense decreased 13.4% for the first three months of 2007 compared to the first three months of 2006. The effective tax rates for the periods ended March 31, 2007 and 2006 were 24.6% and 28.6%, respectively.

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

Presented below are the Company’s projected changes in net interest income over a twelve-month horizon for the various rate shock levels as of the periods indicated (dollars in thousands):

	Amount	Dollar Change	Percent Change
March 31, 2007
+200 basis points	$63,926	$2,354	3.8%
+100 basis points	62,190	618	1.0%
Base	61,572	—	—
-100 basis points	63,645	2,073	3.4%
-200 basis points	61,123	(449)	(0.7)%

	Amount	Dollar Change	Percent Change
December 31, 2006
+200 basis points	$62,974	$3,818	6.5%
+100 basis points	61,154	1,998	3.4%
Base	59,156	—	—
-100 basis points	61,664	2,508	4.2%
-200 basis points	59,787	631	1.1%

ITEM 4.    CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2007. Based on that evaluation, the Company’s management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. That evaluation did not identify any changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.                    LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party other than ordinary course, routine litigation incidental to their respective businesses.

ITEM 1A.           RISK FACTORS

There have been no material changes in the risk factors applicable to the Company from those disclosed in the Company’s 2006 Annual Report on Form 10-K.

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

Date: May 9, 2007
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