Form 10-Q
period 2007-06-30
WEST SUBURBAN BANCORP INC
filed 2007-08-08
CIK 805080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2007

Commission File Number 0-17609

WEST SUBURBAN BANCORP, INC.

(Exact name of Registrant as specified in its charter)

Illinois	36-3452469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

711 South Meyers Road, Lombard, Illinois	60148
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:               (630) 652-2000

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date.

As of August 8, 2007, 432,495 shares of Common Stock were outstanding.

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

•                                          Technological changes implemented by the Company and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers, including technological changes implemented for, or related to, the Company’s website or new products such as prepaid solutions cards, payroll cards and other similar products and services.

•                                          The ability of the Company, and certain of its vendors, to develop and maintain secure and reliable electronic systems including systems developed for the Company’s website or new products such as prepaid solutions cards, payroll cards and other similar products and services.

•                                          The ability of the Company to retain key executives and employees, and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

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

PART I

ITEM 1.      FINANCIAL STATEMENTS

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(UNAUDITED)

	June 30, 2007	December 31, 2006
Assets
Cash and due from banks	$52,214	$56,956
Federal funds sold	65,625	67,073
Total cash and cash equivalents	117,839	124,029
Securities
Available for sale (amortized cost of $461,174 in 2007 and $462,147 in 2006)	451,379	453,097
Held to maturity (fair value of $33,749 in 2007 and $44,728 in 2006)	34,483	45,013
Federal Home Loan Bank stock	5,258	5,091
Total securities	491,120	503,201
Loans, less allowance for loan losses of $9,621 in 2007 and $10,650 in 2006	1,183,964	1,153,885
Cash surrender value of bank-owned life insurance	36,445	34,422
Premises and equipment, net	41,600	39,965
Other real estate	1,175	351
Accrued interest and other assets	24,246	20,790
Total assets	$1,896,389	$1,876,643

Liabilities and shareholders’ equity
Deposits
Demand-noninterest-bearing	$147,474	$155,041
Interest-bearing	1,539,013	1,522,803
Total deposits	1,686,487	1,677,844
Prepaid solutions cards	25,792	21,105
Accrued interest and other liabilities	25,449	22,350

Common stock in ESOP subject to contingent repurchase obligation	60,376	60,009

Shareholders’ equity
Common stock, no par value; 15,000,000 shares authorized; 432,495 shares issued and outstanding	3,457	3,457
Surplus	38,066	38,066
Retained earnings	123,329	119,572
Accumulated other comprehensive loss	(6,191)	(5,751)
Amount reclassified on ESOP shares	(60,376)	(60,009)
Total shareholders’ equity	98,285	95,335
Total liabilities and shareholders’ equity	$1,896,389	$1,876,643

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Dollars in thousands, except per share data)

(UNAUDITED)

	2007	2006
Interest income
Loans, including fees	$42,564	$39,925
Securities
Taxable	9,356	9,423
Exempt from federal income tax	557	502
Federal funds sold	2,290	1,341
Total interest income	54,767	51,191

Interest expense
Deposits	24,241	20,756
Other	—	1
Total interest expense	24,241	20,757
Net interest income	30,526	30,434
Provision for loan losses	—	150
Net interest income after provision for loan losses	30,526	30,284

Noninterest income
Prepaid solutions cards	6,287	3,921
Service fees on deposit accounts	3,081	3,412
Debit card fees	1,024	985
Bank-owned life insurance	859	587
Net gains on sales of loans held for sale	11	26
Net realized (losses) gains on securities transactions	(6)	73
Other	1,887	1,829
Total noninterest income	13,143	10,833

Noninterest expense
Salaries and employee benefits	12,508	11,987
Prepaid solutions cards	4,210	2,675
Furniture and equipment	2,726	2,496
Occupancy	2,216	2,544
Advertising and promotion	999	816
Professional fees	732	634
Other	3,297	2,787
Total noninterest expense	26,688	23,939

Income before income taxes	16,981	17,178
Income tax expense	4,574	4,740
Net income	$12,407	$12,438

Total comprehensive income	$11,967	$10,036

Earnings per share	$28.69	$28.76
Average shares outstanding	432,495	432,495

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

(Dollars in thousands, except per share data)

(UNAUDITED)

	2007	2006
Interest income
Loans, including fees	$21,460	$20,632
Securities
Taxable	4,722	4,843
Exempt from federal income tax	281	251
Federal funds sold	1,210	675
Total interest income	27,673	26,401

Interest expense
Deposits	12,160	10,973
Other	—	1
Total interest expense	12,160	10,974
Net interest income	15,513	15,427
Provision for loan losses	—	150
Net interest income after provision for loan losses	15,513	15,277

Noninterest income
Prepaid solutions cards	3,343	1,807
Service fees on deposit accounts	1,564	1,743
Debit card fees	555	507
Bank-owned life insurance	463	68
Net realized gains on securities transactions	24	49
Net gains on sales of loans held for sale	4	8
Other	861	862
Total noninterest income	6,814	5,044

Noninterest expense
Salaries and employee benefits	6,284	5,977
Prepaid solutions cards	2,319	1,380
Furniture and equipment	1,410	1,233
Occupancy	1,090	979
Advertising and promotion	583	341
Professional fees	419	337
Other	1,664	1,240
Total noninterest expense	13,769	11,487

Income before income taxes	8,558	8,834
Income tax expense	2,506	2,351
Net income	$6,052	$6,483

Total comprehensive income	$4,489	$4,642

Earnings per share	$14.00	$14.99
Average shares outstanding	432,495	432,495

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Dollars in thousands, except per share data)

(UNAUDITED)

	Common Stock and Surplus	Retained Earnings	Accumulated Other Compre- hensive Loss	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2006	$41,523	$115,846	$(8,331)	$(54,378)	$94,660

Comprehensive income
Net income		12,438			12,438
Change in unrealized loss on available for sale securities, net of reclassification and tax effects			(2,402)		(2,402)
Total comprehensive income					10,036
Cash dividends declared - $20.00 per share		(8,650)			(8,650)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation				(2,875)	(2,875)
Balance, June 30, 2006	$41,523	$119,634	$(10,733)	$(57,253)	$93,171

	Common Stock and Surplus	Retained Earnings	Accumulated Other Compre- hensive Loss	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2007	$41,523	$119,572	$(5,751)	$(60,009)	$95,335

Comprehensive income
Net income		12,407			12,407
Change in unrealized loss on available for sale securities, net of reclassification and tax effects			(449)		(449)
Change in post-retirement obligation, net of tax effects			9		9
Total comprehensive income					11,967
Cash dividends declared - $20.00 per share		(8,650)			(8,650)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation				(367)	(367)
Balance, June 30, 2007	$41,523	$123,329	$(6,191)	$(60,376)	$98,285

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Dollars in thousands)

(UNAUDITED)

	2007	2006
Cash flows from operating activities
Net income	$12,407	$12,438
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,693	2,046
Provision for loan losses	—	150
Deferred income tax provision (benefit)	487	(418)
Net premium amortization of securities	184	325
Net realized losses (gains) on securities transactions	6	(73)
Increase in cash surrender value of bank-owned life insurance	(859)	(587)
Amortization of deferred loan fees	79	140
Net gains on sales of loans held for sale	(11)	(26)
Sales of loans held for sale	2,143	6,170
Origination of loans held for sale	(3,021)	(7,615)
Net (gains) losses on sales of premises and equipment	(2)	3
Net gains on sales of other real estate	(2)	—
Increase in accrued interest and other assets	(3,654)	(1,770)
Increase in accrued interest and other liabilities	3,114	3,029
Net cash provided by operating activities	12,564	13,812
Cash flows from investing activities
Securities available for sale
Sales	494	73
Maturities, calls and redemptions	34,449	37,706
Purchases	(34,382)	(41,491)
Securities held to maturity
Maturities and calls	10,586	8,429
Purchases	—	—
Net increase in loans	(30,283)	(52,205)
Investment in bank-owned life insurance policies	(1,164)	(353)
Purchases of premises and equipment	(3,328)	(2,090)
Sales of premises and equipment	2	40
Sales of other real estate	192	2
Net cash used in investing activities	(23,434)	(49,889)
Cash flows from financing activities
Net increase in deposits	8,643	35,504
Increase (decrease) in prepaid solutions cards	4,687	(4,701)
Dividends paid	(8,650)	(8,650)
Net cash provided by financing activities	4,680	22,153
Net decrease in cash and cash equivalents	(6,190)	(13,924)
Beginning cash and cash equivalents	124,029	105,794
Ending cash and cash equivalents	$117,839	$91,870

Supplemental disclosures
Cash paid for interest	$23,425	$19,877
Income taxes paid	4,098	5,239
Other real estate acquired through loan foreclosure	1,014	726

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

Note 2 - Securities

Securities with unrealized losses for the periods ended June 30, 2007 and December 31, 2006 are presented below by the length of time the securities have been in a continuous unrealized loss position:

	June 30, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate	$7,008	$45	$36,902	$1,226	$43,910	$1,271
U.S. government sponsored entities	—	—	221,841	5,491	221,841	5,491
Mortgage-backed	71,562	775	101,322	2,652	172,884	3,427
States and political subdivisions	7,992	257	11,420	287	19,412	544
Preferred stock	—	—	920	82	920	82
Total	$86,562	$1,077	$372,405	$9,738	$458,967	$10,815

	December 31, 2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate	$2,497	$3	$40,184	$1,200	$42,681	$1,203
U.S. government sponsored entities	—	—	236,065	5,808	236,065	5,808
Mortgage-backed	11,959	34	117,748	2,733	129,707	2,767
States and political subdivisions	754	6	11,412	215	12,166	221
Preferred stock	—	—	870	133	870	133
Total	$15,210	$43	$406,279	$10,089	$421,489	$10,132

Debt securities in an unrealized loss position for greater than 12 months (all of which represented securities issued or guaranteed by U.S. Government sponsored entities or securities with investment grade ratings) totaled $371.5 million and the related unrealized loss totaled $9.7 million as of June 30, 2007. In accordance with U.S. generally accepted accounting principles, unrealized losses on debt securities are not recognized if management has the intent and ability to hold the securities until their maturity date and no concerns exist with the respect to the ability of the issuer to satisfy its obligations at maturity. Management believes that the value of the debt securities with unrealized losses will recover as the securities approach their maturity date and/or repricing date. At June 30, 2007, preferred stock with an amortized cost of $1.0 million had unrealized losses for a continuous period of twelve months or more and the amount of the unrealized losses as of that date was $.1 million. Although the unrealized loss position of the preferred stock has been continuous for a period of twelve months or more, management continues to believe that the unrealized loss is temporary. The Company has both the intent and ability to hold the investment until such recovery occurs. The preferred stock is issued by the Federal Home Loan Mortgage Corporation. Management does not believe that the unrealized loss as of June 30, 2007 on any individual investment security represents other-than-temporary impairment.

Note 3 - Financial Instruments with Off-Balance Sheet Risk

Unused lines of credit and other commitments to extend credit not reflected in the financial statements are as follows:

	June 30, 2007			December 31, 2006
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commercial loans and lines of credit	$2,575	$212,487	$215,062	$2,336	$172,361	$174,697
Check credit lines of credit	1,157	—	1,157	1,133	—	1,133
Mortgage loans	8,957	3,884	12,841	8,991	7,722	16,713
Home equity lines of credit	—	174,948	174,948	—	179,009	179,009
Letters of credit	—	33,043	33,043	—	34,660	34,660
Credit card lines of credit	—	37,976	37,976	—	40,708	40,708
Total	$12,689	$462,338	$475,027	$12,460	$434,460	$446,920

Fixed rate commercial loan commitments at June 30, 2007 had interest rates ranging from 5.75% to 9.00% with terms ranging from less than 1 year to 10 years. Fixed rate mortgage loan commitments at June 30, 2007 had interest rates ranging from 6.125% to 7.875% with terms ranging from 15 to 30 years. Fixed rate check credit lines of credit had interest rates of 18.00% at June 30, 2007.

Note 4 - Common Stock in ESOP Subject to Contingent Repurchase Obligation

At June 30, 2007 and December 31, 2006, the Employee Stock Ownership Plan (“ESOP”) held 86,252 and 85,727 shares of West Suburban common stock, respectively. Upon termination of their employment, participants who elect to receive their benefit distributions in the form of West Suburban common stock may require the Company to purchase the common stock distributed at fair value during two 60-day periods. The first purchase period begins on the date the benefit is distributed and the second purchase period begins on the first anniversary of the distribution date. This contingent repurchase obligation is reflected in the Company’s financial statements as “Common stock in ESOP subject to contingent repurchase obligation” and reduces shareholders’ equity by an amount that represents the independently appraised fair value of all West Suburban common stock held by the ESOP and allocated to participants, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares.

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

Effective January 1, 2007, the Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Under FIN 48, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.

The adoption of FIN 48 effective January 1, 2007 did not have material impact on the Company’s financial position, results of operations, or liquidity. However, FIN 48 is expected to create greater volatility in the Company’s effective tax rate in future periods. Unrecognized tax benefits related to uncertain tax positions totaled $1.0 million and $1.3 million at January 1, 2007 and June 30, 2007, respectively, including interest and penalties related to the uncertain tax position of $.2 million at January 1, 2007 and June 30, 2007. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest and penalties recognized in the three and six months ended June 30, 2007 were not material. Additionally, $.9 million of the unrecognized tax benefits at June 30, 2007 would affect the Company’s effective tax rate if recognized in future periods. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the State of Illinois. The Company is no longer subject to examination by U.S federal or the State of Illinois taxing authorities for years before 2004.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$7	$7	$14	$14
Interest cost	10	7	20	14
Amortization of prior service cost	5	5	10	10
Recognized net actuarial gain	2	1	4	2
Net periodic benefit cost	$24	$20	$48	$40

In December 2006, the Company adopted SFAS 158.  As of December 31, 2006, the cumulative effect adjustment for adoption of SFAS 158 reduced stockholders’ equity by $298, increased deferred tax asset by $197 and increased other liabilities by $495.

In July 2007, the Company established the West Suburban Bank 401(k) Profit Sharing Plan. This plan was established to assist the Company in recruiting and retaining its personnel. In addition, the plan will enable long time employees of the Company that also participate in the ESOP to diversify their retirement savings.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

The Company’s financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. These accounting principles, which can be complex, are significant to our financial condition and our results of operations and require management to apply significant judgment with respect to various accounting, reporting and disclosure matters. Management must use estimates, assumptions and judgments to apply these principles where actual measurements are not possible or practical. These estimates, assumptions and judgments are based on information available as of the date of this report and, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of West Suburban’s Board of Directors. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements included in this quarterly report.

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

Temporary Decline in Fair Value of Securities.  Under current accounting rules, declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses.  In determining whether an unrealized loss is considered other-than-temporary, management considers:  the length of time and extent that fair value has been less than cost; the financial condition and near term prospects of the issuer; and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair values.  In management’s view, the decline in market value of the securities that were below amortized cost at June 30, 2007 does not represent other-than-temporary impairment, and thus no loss was recognized on the income statement. Additional information regarding these securities can be found in Note 2, “Securities” to the Notes to Condensed Consolidated Financial Statements included in this report.

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

The following table presents the Company’s significant fixed and determinable contractual obligations and significant commitments by payment date as of June 30, 2007 (dollars in thousands). The payment amounts represent those amounts contractually due to the recipient and do not include any carrying value adjustments.

	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
Deposits without a stated maturity	$1,119,137	$—	$—	$—	$1,119,137
Time deposits	451,932	83,072	32,322	24	567,350
Operating leases	343	599	450	898	2,290
Prepaid solutions cards	25,792	—	—	—	25,792
Commitments to extend credit
Fixed rate					12,689
Variable rate					462,338

At June 30, 2007 and December 31, 2006, the ESOP held 86,252 and 85,727 shares of West Suburban common stock, respectively. Upon termination of their employment, participants who elect to receive their benefit distributions in the form of West Suburban common stock may require the Company to purchase the common stock distributed at fair value. A more detailed discussion concerning this obligation is presented in Note 4 to the Company’s condensed consolidated financial statements included in this report. At June 30, 2007 and December 31, 2006, this contingent repurchase obligation reduced shareholders’ equity by $60,376 and $60,009, respectively. The Company believes that the ESOP will continue to have a sufficient amount of cash to distribute benefit payments to former employees and that the exercise of the rights of former employees to cause the Company to repurchase West Suburban common stock is unlikely.

Balance Sheet Analysis

Total Assets. Total consolidated assets at June 30, 2007 increased 1.1% from December 31, 2006, primarily due to an increase in loans, which was primarily funded by growth in interest-bearing deposits. The increase in loans was partially offset by a decrease in the securities portfolio and cash and due from banks. Additionally, total year-to-date average assets for the six month period ended June 30, 2007 increased 1.8% from the same period in 2006.

Cash and Cash Equivalents. Cash and cash equivalents at June 30, 2007 decreased 5.0% from December 31, 2006 primarily due to a decrease in cash and due from banks. The Company will continue to monitor the level of its cash and cash equivalents as it is generally the Company’s practice to redeploy its cash and cash equivalents into higher earning assets.

Securities. The Company’s securities portfolio decreased 2.4% during the first six months of 2007 primarily due to scheduled monthly paydowns on amortizing securities and the Company’s decision to invest funds from deposit growth into the loan portfolio. The Company considers monthly paydowns on mortgage-backed securities a consistent source of cash flows. Additionally, the Company manages its investment portfolio to maximize the return on invested funds within acceptable risk guidelines, to meet pledging and liquidity requirements, and to adjust balance sheet interest rate sensitivity to insulate net interest income against the impact of interest rate changes. During the first six months of 2007, the Company’s accumulated other comprehensive loss increased $.4 million primarily due to a change in unrealized losses on securities available for sale, net of reclassification and tax effects. The Company will continue to monitor its level of available for sale and held to maturity securities and will classify new securities in the appropriate category at the time of purchase.

The carrying values of the Company’s major categories of securities are summarized in the following table (dollars in thousands):

	June 30, 2007	December 31, 2006	Dollar Change	Percent Change
Securities available for sale
Corporate	$46,056	$45,374	$682	1.5%
U.S. government sponsored entities	212,770	218,594	(5,824)	(2.7)%
Mortgage-backed	177,007	174,712	2,295	1.3%
States and political subdivisions	14,626	13,547	1,079	8.0%
Total debt securities	450,459	452,227	(1,768)	(0.4)%
Preferred stock	920	870	50	5.7%
Total securities available for sale	451,379	453,097	(1,718)	(0.4)%

Securities held to maturity
U.S. government sponsored entities	9,097	17,597	(8,500)	(48.3)%
Mortgage-backed	12,327	13,882	(1,555)	(11.2)%
States and political subdivisions	13,059	13,534	(475)	(3.5)%
Total securities held to maturity	34,483	45,013	(10,530)	(23.4)%
Federal Home Loan Bank stock	5,258	5,091	167	3.3%
Total securities	$491,120	$503,201	$(12,081)	(2.4)%

Loans. Total loans outstanding at June 30, 2007 increased 2.5% from December 31, 2006 primarily due to increased balances in the home equity and residential real estate loan portfolios. The increase in the home equity loan portfolio was primarily due to increases in the fixed rate portfolio as a result of increased promotional efforts. The increase in the residential real estate portfolio was primarily due to growth in fixed rate loans along with continued purchases of variable rate residential real estate loans. Additionally, the Company experienced decreases in the commercial loan portfolio primarily due to reductions in outstanding balances on revolving lines of credit. The Company’s construction loan portfolio declined primarily due to builders continuing to seek to reduce their inventory of improved lots and spec homes. This decrease was offset by increases in the commercial real estate loan portfolio primarily due to the addition of two large accounts. The Company anticipates a continuing decline in the indirect automobile loan portfolio primarily due to lower lending volumes, prepayments and scheduled repayments, as well as the promotions that are likely to continue to be offered by automobile dealers.

Balances in the Company’s loans are summarized in the following table (dollars in thousands):

	June 30, 2007	December 31, 2006	Dollar Change	Percent Change
Commercial	$270,023	$282,826	$(12,803)	(4.5)%
Consumer	6,234	6,821	(587)	(8.6)%
Indirect automobile	10,642	13,855	(3,213)	(23.2)%
Real estate
Residential	200,151	177,885	22,266	12.5%
Commercial	238,280	232,865	5,415	2.3%
Home equity	265,327	240,720	24,607	10.2%
Construction	191,709	197,528	(5,819)	(2.9)%
Held for sale	889	—	889	N/A
Credit card	9,840	10,375	(535)	(5.2)%
Other	490	1,660	(1,170)	(70.5)%
Total	1,193,585	1,164,535	29,050	2.5%
Allowance for loan losses	(9,621)	(10,650)	1,029	(9.7)%
Loans, net	$1,183,964	$1,153,885	$30,079	2.6%

Allowance for Loan Losses and Asset Quality.  Net loan charge-offs were $1.0 million and $.1 million for the six months periods ended June 30, 2007 and 2006, respectively. This increase was primarily due to the charge-off of two fully reserved commercial credits. Nonperforming loans (nonaccrual and loans past due 90 days or more still on accrual) declined to $.4 million at June 30, 2007 from $1.5 million at December 31, 2006. Nonaccrual loans at June 30, 2007 decreased 97.8% from December 31, 2006 due to the partial charge-off of one loan and the transfer of the remaining balance of $.8 million to other real estate. The Company’s loans past due 90 days or more still on accrual increased $.1 million to $.4 million at June 30, 2007, from $.3 million at December 31, 2006. This increase was primarily due to the addition of one commercial real estate loan for $.3 million being partially offset by a residential real estate loan payoff of $.2 million.

The Company’s ratio of nonperforming loans to total loans was .04% at June 30, 2007 and .12% at December 31, 2006. The ratio of nonperforming assets to total assets decreased to .08% at June 30, 2007 from ..10% at December 31, 2006.

The ratio of the allowance for loan losses to total loans was .81% at June 30, 2007 and .91% at December 31, 2006. The following table presents an analysis of the Company’s nonperforming loans and other real estate as of the dates indicated (dollars in thousands):

	June 30, 2007	December 31, 2006
Loans past due 90 days or more still on accrual	$402	$319
Nonaccrual loans	25	1,131
Total nonperforming loans	$427	$1,450
Nonperforming loans as a percent of total loans	0.04%	0.12%
Allowance for loan losses as a percent of nonperforming loans	2253%	734%
Other real estate	$1,175	$351
Nonperforming assets as a percent of total assets	0.08%	0.10%

The following table presents an analysis of the Company’s allowance for loan losses for the periods stated (dollars in thousands):

	2007		2006
	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
Provision - quarter	$—	$—	$—	$—	$150
Provision - year to date	—	—	150	150	150
Net charge-offs (recoveries) - quarter	342	687	105	(40)	27
Net charge-offs - year to date	1,029	687	181	76	116
Allowance at period end	9,621	9,963	10,650	10,755	10,715
Allowance at period end to total loans	0.81%	0.85%	0.91%	0.94%	0.93%

Other Real Estate. During the first six months of 2007, the Company transferred properties with an aggregate carrying value of $1.0 million to other real estate and sold a property (at a nominal gain) with an aggregate carrying value of $.2 million representing a net increase in other real estate for the period of $.8 million.

Deposits. Total deposits at June 30, 2007 increased .5% from December 31, 2006 resulting from an increase in interest-bearing deposits. The largest component of the increase in interest-bearing deposits was money market checking accounts. The increase in money market checking accounts was primarily due to continued growth in the balances of personal accounts. The Company also experienced increased balances in certificates of deposit due to growth in the 12 to 17 month certificates of deposit as customers migrated from lower yielding more liquid deposits. The current rate being paid on the 12 to 17 month certificates of deposit is the highest rate being offered by the Company. In general, management promotes the Company’s deposit products when it believes appropriate and prices the Company’s products in a manner intended to retain the Company’s current customers as well as attract new customers while maintaining an acceptable net interest margin.

Balances in the Company’s major categories of deposits are summarized in the following table (dollars in thousands):

	June 30, 2007	December 31, 2006	Dollar Change	Percent Change
Demand-noninterest-bearing	$147,474	$155,041	$(7,567)	(4.9)%
NOW	314,085	325,415	(11,330)	(3.5)%
Money market checking	291,944	271,209	20,735	7.6%
Savings	365,634	374,484	(8,850)	(2.4)%
Time deposits
Less than $100,000	403,234	389,196	14,038	3.6%
$100,000 and greater	164,116	162,499	1,617	1.0%
Total	$1,686,487	$1,677,844	$8,643	0.5%

Prepaid Solutions Cards. Outstanding balances on prepaid solutions cards at June 30, 2007 increased 22.2% from December 31, 2006. This increase was primarily due to the addition of new gift card programs. The Company will continue to engage in promotional efforts intended to increase volume and attract new customers.
CAPITAL RESOURCES

Shareholders’ equity at June 30, 2007 increased 3.1% from December 31, 2006 as a result of $12.4 million of net income, reduced by dividends declared of $8.7 million, an increase in accumulated other comprehensive loss of $.4 million and an increase of $.4 million in the amount reclassified on ESOP shares.

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

Management has been advised that as of June 30, 2007 and December 31, 2006, the Bank qualified as a “well-capitalized” institution as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991, as amended. On a consolidated basis, the Company also exceeded regulatory capital requirements as of these dates. In accordance with applicable regulations, the appraised fair value of West Suburban common stock owned by the ESOP is included in Tier 1 capital. The following table sets forth the actual and minimum capital ratios of the Company and the Bank as of the dates indicated (dollars in thousands):

	Actual		Minumum To Be Well Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
As of June 30, 2007
Total capital (to risk weighted assets)
Company	$173,710	11.8%	N/A	N/A	N/A
Bank	150,283	10.2%	$146,687	10.0%	$3,596
Tier 1 capital (to risk weighted assets)
Company	164,089	11.2%	N/A	N/A	N/A
Bank	140,662	9.6%	88,012	6.0%	52,650
Tier 1 capital (to average assets)
Company	164,089	8.7%	N/A	N/A	N/A
Bank	140,662	7.5%	94,083	5.0%	46,579

As of December 31, 2006
Total capital (to risk weighted assets)
Company	$170,952	11.8%	N/A	N/A	N/A
Bank	149,312	10.3%	$145,067	10.0%	$4,245
Tier 1 capital (to risk weighted assets)
Company	160,302	11.0%	N/A	N/A	N/A
Bank	138,662	9.6%	87,040	6.0%	51,622
Tier 1 capital (to average assets)
Company	160,302	8.7%	N/A	N/A	N/A
Bank	138,662	7.5%	92,285	5.0%	46,377

LIQUIDITY

Effective liquidity management ensures the availability of funding sources at minimum cost to meet fluctuating deposit balances, loan demand needs and to take advantage of earnings enhancement opportunities. A large stable core deposit base and a strong capital position are the solid foundation for the Company’s liquidity position. Liquidity is enhanced by a securities portfolio structured to provide liquidity as needed. The Company also maintains relationships with correspondent banks to purchase federal funds subject to underwriting and collateral requirements. Additionally, subject to credit underwriting, collateral, capital stock, and other requirements of the Federal Home Loan Bank of Chicago (“FHLB”), the Company is able to borrow from the FHLB on a “same day” basis. As of June 30, 2007, the Company could have borrowed up to approximately $105 million from the FHLB secured by certain of its real estate loans and securities. Furthermore, the Company has agreements in place to borrow up to $95 million in federal funds. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity and maturity schedules of interest-earning assets and interest-bearing liabilities.

Generally, the Company uses cash and cash equivalents and securities available for sale to meet its liquidity needs. As of June 30, 2007 and December 31, 2006, these liquid assets represented 30.0% and 30.8% of total assets, respectively. During the first six months of 2007, the Company’s cash and cash equivalents decreased $6.2 million. Net cash provided by operating activities for this period was $12.5 million, while net cash used in investing activities was $23.4 million. Net cash flows provided by financing activities for this period were $4.7 million, resulting primarily from deposit growth. Management expects operating and financing activities to be a continuing source of cash flow in the future.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Net Income. The Company’s net income for the first six months of 2007 remained level compared to the first six months of 2006. Net income was positively affected by an increase in total noninterest income of $2.3 million, a decrease in the provision for loan loss of $.2 million and a decrease in income tax expense of $.2 million. Net income was negatively affected by an increase in total noninterest expense of $2.7 million.

Net Interest Income. Net interest income (on a fully tax-equivalent basis) increased .5% for the first six months of 2007 compared to the first six months of 2006. Net interest income is the primary source of income for the Company. Net interest income is the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by changes in volume and yield on interest-earning assets and the volume and rates on interest-bearing liabilities. Interest-earning assets consist of federal funds sold, securities and loans. Interest-bearing liabilities primarily consist of deposits. The net interest margin is the percentage of tax-equivalent net interest income to average earning assets. The Company’s net interest margin (on a fully tax-equivalent basis) decreased to 3.56% at June 30, 2007 compared to 3.61% at June 30, 2006.

Total interest income (on a fully tax-equivalent basis) increased 7.1% for the first six months of 2007 compared to the first six months of 2006 primarily due to increasing yields and balances in the Company’s loan portfolio. Average loan balances increased 3.9% during this period, and the yield on the portfolio increased 19 basis points. Yields on the Company’s home equity loan portfolio increased 29 basis points during this period. This increase was primarily due to increases in the interest rate charged for home equity lines of credit that adjusted as a result of increases in the prime rate. The average prime rate for the first six months of 2007 was 8.25% compared to 7.67% for the first six months of 2006. Yields on the commercial loan portfolio increased 35 basis points during this period. The majority of commercial loans have adjustable rates that are tied to the prime rate. Additionally, yields on federal funds sold increased 48 basis points primarily due to increases in interest rates initiated by the Federal Reserve.

Total interest expense increased 16.8% for the first six months of 2007 compared to the first six months of 2006. Interest on deposits accounted for all of the increase. The yield on interest-bearing deposits increased 40 basis points to 3.19% at June 30, 2007 from 2.79% at June 30, 2006. The Company increased the rates that it pays on deposits, as market interest rates increased, in order to maintain its current accounts and attract new customers.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities (on a fully tax-equivalent basis) for the six month period ended June 30, 2007, as compared to the same period in 2006 (dollars in thousands):

	Change due to		Total
	Volume	Rate	Change
Interest Income
Federal funds sold	$813	$136	$949
Securities	(833)	851	18
Loans	1,589	1,077	2,666
Total interest income	1,569	2,064	3,633
Interest Expense
Interest-bearing deposits	503	2,982	3,485
Other interest-bearing liabilities	—	(1)	(1)
Total interest expense	503	2,981	3,484
Net interest income	$1,066	$(917)	$149

The following table presents an analysis of the Company’s year-to-date average interest-earning assets, demand-noninterest-bearing deposits and interest-bearing liabilities for the dates indicated (dollars in thousands):

	2007		2006
	June 30	March 31	December 31	September 30	June 30
Federal funds sold	$87,598	$83,905	$58,208	$57,280	$56,511
Securities	493,090	492,270	528,845	530,668	533,292
Loans	1,170,176	1,160,885	1,136,102	1,132,223	1,126,541
Total interest-earning assets	$1,750,864	$1,737,060	$1,723,155	$1,720,171	$1,716,344

Demand-noninterest-bearing deposits	$142,443	$141,836	$152,423	$153,759	$153,756
Interest-bearing deposits	1,530,309	1,518,374	1,502,954	1,501,738	1,498,528
Total deposits	$1,672,752	$1,660,210	$1,655,377	$1,655,497	$1,652,284
Total interest-bearing liabilities	$1,530,309	$1,518,374	$1,503,692	$1,502,584	$1,498,585

Provision for Loan Losses. The Company did not record a provision for loan losses for the first six months of 2007, but did record a $.2 million provision in the 2006 period. A more detailed discussion of the allowance for loan losses is presented in the Allowance for Loan Losses and Asset Quality section of this report.

Noninterest Income. Total noninterest income increased 21.3% for the first six months of 2007 compared to the first six months of 2006. Prepaid solutions card income increased $2.4 million primarily due to the addition of new gift card programs. Service fees on deposit accounts decreased $.3 million primarily due to decreased fees associated with the overdraft honors program. Although management believes the income from the overdraft honors program may vary from period to period, the program is intended to provide continuing fee income. Bank-owned life insurance (“BOLI”) income increased $.3 million primarily due to market value gains on investments associated with the insurance policies for the first six months of 2007 when compared to the first six months of 2006.

Noninterest Expense. Total noninterest expense increased 11.5% for the first six months of 2007 compared to the first six months of 2006. Salaries and employee benefits increased $.5 million primarily due to normal salary increases and increased medical insurance expense. Prepaid solutions card expense increased $1.5 million. This increase was due to expenses associated with the production and processing of cards and postage associated with the issuance of new cards along with increased revenue sharing with one new client. The Company anticipates that this expense will continue to increase as new programs continue to be implemented. Furniture and equipment expense increased $.2 million primarily due to increased equipment depreciation and data processing expense. Occupancy expense decreased $.3 million primarily due to the acceleration of building depreciation expense in the 2006 period resulting from management’s decision to close the Metra Main facility. Advertising and promotion expense increased $.2 million primarily due to increased expenses associated with retail banking and commercial loans.

Income Taxes. Income tax expense decreased 3.5% for the first six months of 2007 compared to the first six months of 2006. The effective tax rates for the periods ended June 30, 2007 and 2006 were 26.9% and 27.6%, respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

Net Income. The Company’s net income for the second quarter of 2007 decreased 6.6% compared to the second quarter of 2006. Net income was positively affected by a decrease in the provision for loan losses expense of $.2 million and an increase in total noninterest income of $1.8 million. Net income was adversely affected by an increase in total noninterest expense of $2.3 million and an increase in income tax expense of $.2 million.

Net Interest Income.  Net interest income (on a fully tax-equivalent basis) increased .8% for the second quarter of 2007 compared to the second quarter of 2006. The Company’s net interest margin (on a fully tax-equivalent basis) for the second quarter of 2007 decreased to 3.57% compared to 3.60% for the second quarter of 2006.

Total interest income (on a fully tax-equivalent basis) increased 4.9% for the second quarter of 2007 compared to the second quarter of 2006 primarily due to increasing yields and balances in the Company’s loan portfolio. Average loan balances increased 3.3% during this period, and the yield on the portfolio increased 6 basis points. Yields on the Company’s home equity portfolio increased 11 basis points during this period. This increase was primarily due to increases in the interest rate charged for home equity lines of credit that adjusted as a result of increases in the prime rate. The prime rate increased due to increases in interest rates initiated by the Federal Reserve. The average prime rate for the second quarter of 2007 was 8.25% compared to 7.90% for the second quarter of 2006. Yields on the commercial loan portfolio increased 17 basis points during this period. The majority of commercial loans have adjustable rates that are tied to the prime rate. Additionally, federal funds sold average balances increased 55.2% primarily due to management’s decision to hold funds from deposit growth in federal funds sold in order to fund future loan growth.

Total interest expense increased 10.8% for the second quarter of 2007 compared to the second quarter of 2006. Interest paid on deposits accounted for the increase. The yield on interest-bearing deposits increased 25 basis points to 3.16% for the second quarter of 2007 from 2.91% for the second quarter of 2006. The Company increased the interest rates paid on its deposits, as market interest rates increased, in order to maintain its current accounts and attract new customers.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities (on a fully tax-equivalent basis) for the second quarter ended June 30, 2007, as compared to the same period in 2006 (dollars in thousands):

	Change due to		Total
	Volume	Rate	Change
Interest Income
Federal funds sold	$521	$14	$535
Securities	(473)	398	(75)
Loans	678	170	848
Total interest income	726	582	1,308
Interest Expense
Interest-bearing deposits	221	966	1,187
Other interest-bearing liabilities	—	(1)	(1)
Total interest expense	221	965	1,186
Net interest income	$505	$(383)	$122

The following table presents an analysis of the Company’s quarterly average interest-earning assets, demand-noninterest-bearing deposits and interest-bearing liabilities as of the dates indicated (dollars in thousands):

	June 30, 2007	June 30, 2006
Federal funds sold	$91,250	$51,987
Securities	493,902	539,249
Loans	1,179,274	1,142,057
Total interest-earning assets	$1,764,426	$1,733,293

Demand-noninterest-bearing deposits	$143,042	$157,196
Interest-bearing deposits	1,542,113	1,514,133
Total deposits	$1,685,155	$1,671,329
Total interest-bearing liabilities	$1,542,113	$1,514,181

Provision for Loan Losses.  The Company did not record a provision for loan losses for the second quarter of 2007 and recorded $.2 million for the second quarter of 2006. A more detailed discussion of the Allowance for Loan Losses is presented in the Allowance for Loan Losses and Asset Quality section of this report

Noninterest Income.   Total noninterest income increased 35.1% for the second quarter of 2007 compared to the second quarter of 2006. Prepaid solutions card income increased $1.5 million primarily due to growth in gift card programs. Service fees on deposit accounts decreased $.2 million primarily due to decreased fees associated with the overdraft honors program. Although management believes the income from the overdraft honors program may vary from period to period, the program is intended to provide continuing fee income. BOLI income increased $.4 million primarily due to market value gains on investments associated with BOLI policies for the second quarter of 2007 when compared to the second quarter of 2006.

Noninterest Expense.  Total noninterest expense increased 19.9% for the second quarter of 2007 compared to the second quarter of 2006. Salary and employee benefits increased $.3 million primarily due to normal salary increases. Prepaid solutions card expense increased $.9 million. This increase was due to expenses associated with the production and processing of cards and postage associated with the issuance of new cards along with increased revenue sharing with one new client. The production and processing expense was driven by increases in volume for existing programs and implementation of new programs. Furniture and equipment expense increased $.2 million primarily due to increased equipment depreciation and data processing expense. Occupancy expense increased $.1 million for the second quarter of 2007 compared to the second quarter of 2006 primarily due to higher utility expense. Advertising and promotion expense increased $.2 million primarily due to increased expenses for retail banking and commercial loans.

Income Taxes.  Income tax expense increased 6.6% for the second quarter of 2007 compared to the second quarter of 2006. The effective tax rates for the second quarter of 2007 and 2006 were 29.3% and 26.6%, respectively.

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

Presented below are the Company’s projected changes in net interest income over a twelve-month horizon for the various rate shock levels as of the periods indicated (dollars in thousands):

June 30, 2007	Amount	Dollar Change	Percent Change
+200 basis points	$64,422	$2,755	4.5%
+100 basis points	63,092	1,425	2.3%
Base	61,667	—	—
-100 basis points	65,034	3,367	5.5%
-200 basis points	63,156	1,489	2.4%

December 31, 2006	Amount	Dollar Change	Percent Change
+200 basis points	$62,974	$3,818	6.5%
+100 basis points	61,154	1,998	3.4%
Base	59,156	—	—
-100 basis points	61,664	2,508	4.2%
-200 basis points	59,787	631	1.1%

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2007. Based on that evaluation, the Company’s management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. That evaluation did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.      LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party other than ordinary course, routine litigation incidental to the Company’s business.

ITEM 1A.  RISK FACTORS

There have been no material changes in the risk factors applicable to the Company from those disclosed in the Company’s 2006 Annual Report on Form 10-K.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A.    The Annual Meeting of Shareholders was held on May 9, 2007.

B.             The following individuals were elected to serve as directors of the Company for a term of one year at the Annual Meeting. The votes for such individuals and those withholding authority are set forth below:

	For	Withhold Authority
1. Kevin J. Acker	353,363	2,454
2. David S. Bell	352,922	2,895
3. Duane G. Debs	353,144	2,673
4. Charles P. Howard	340,437	15,380
5. Peggy P. LoCicero	339,690	16,127

C.             Ratification of Crowe Chizek and Company LLC as the Company’s independent registered public accounting firm.

For	Against	Abstain
353,453	1,543	821

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

Date: August 8, 2007

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