Form 10-Q
period 2007-09-30
WEST SUBURBAN BANCORP INC
filed 2007-11-06
CIK 805080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2007

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

As of November 6, 2007, 432,495 shares of Common Stock were outstanding.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material effect on the operations and future prospects of the Company include, but are not limited to, the following:

•                                          The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations, including the local residential and commercial real estate markets, which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company’s assets.

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

•                                          The costs, effects and outcomes of existing or future litigation and disputes with third parties.

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

PART I

ITEM 1.      FINANCIAL STATEMENTS

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(UNAUDITED)

	September 30,	December 31,
	2007	2006
Assets
Cash and due from banks	$49,176	$56,956
Federal funds sold	6,528	67,073
Total cash and cash equivalents	55,704	124,029
Securities
Available for sale (amortized cost of $489,282 in 2007 and $462,147 in 2006)	483,916	453,097
Held to maturity (fair value of $24,565 in 2007 and $44,728 in 2006)	24,975	45,013
Federal Home Loan Bank stock	5,258	5,091
Total securities	514,149	503,201
Loans, less allowance for loan losses of $9,822 in 2007 and $10,650 in 2006	1,184,559	1,153,885
Cash surrender value of bank-owned life insurance	36,900	34,422
Premises and equipment, net	43,149	39,965
Other real estate	824	351
Accrued interest and other assets	21,909	20,790
Total assets	$1,857,194	$1,876,643

Liabilities and shareholders’ equity
Deposits
Demand-noninterest-bearing	$150,674	$155,041
Interest-bearing	1,494,576	1,522,803
Total deposits	1,645,250	1,677,844
Prepaid solutions cards	24,114	21,105
Accrued interest and other liabilities	24,746	22,350

Common stock in ESOP subject to contingent repurchase obligation	61,079	60,009

Shareholders’ equity
Common stock, no par value; 15,000,000 shares authorized; 432,495 shares issued and outstanding	3,457	3,457
Surplus	38,066	38,066
Retained earnings	125,079	119,572
Accumulated other comprehensive loss	(3,518)	(5,751)
Amount reclassified on ESOP shares	(61,079)	(60,009)
Total shareholders’ equity	102,005	95,335
Total liabilities and shareholders’ equity	$1,857,194	$1,876,643

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Dollars in thousands, except per share data)

(UNAUDITED)

	2007	2006
Interest income
Loans, including fees	$64,474	$61,278
Securities
Taxable	14,163	14,285
Exempt from federal income tax	844	763
Federal funds sold	2,933	2,118
Total interest income	82,414	78,444

Interest expense
Deposits	36,543	32,722
Other	2	31
Total interest expense	36,545	32,753
Net interest income	45,869	45,691
Provision for loan losses	100	150
Net interest income after provision for loan losses	45,769	45,541

Noninterest income
Prepaid solutions cards	9,724	5,876
Service fees on deposit accounts	4,773	5,250
Debit card fees	1,542	1,479
Bank-owned life insurance	1,230	884
Net gains on sales of loans held for sale	39	82
Net realized (losses) gains on securities transactions	(6)	73
Other	2,916	2,992
Total noninterest income	20,218	16,636

Noninterest expense
Salaries and employee benefits	18,443	18,002
Prepaid solutions cards	6,776	4,170
Furniture and equipment	4,136	3,534
Occupancy	3,373	3,532
Advertising and promotion	1,602	1,195
Professional fees	1,142	826
Other	5,015	4,202
Total noninterest expense	40,487	35,461

Income before income taxes	25,500	26,716
Income tax expense	7,018	7,530
Net income	$18,482	$19,186

Total comprehensive income	$20,715	$20,697

Earnings per share	$42.73	$44.36
Average shares outstanding	432,495	432,495

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Dollars in thousands, except per share data)

(UNAUDITED)

	2007	2006
Interest income
Loans, including fees	$21,910	$21,353
Securities
Taxable	4,807	4,862
Exempt from federal income tax	287	261
Federal funds sold	643	777
Total interest income	27,647	27,253

Interest expense
Deposits	12,302	11,966
Other	2	30
Total interest expense	12,304	11,996
Net interest income	15,343	15,257
Provision for loan losses	100	—
Net interest income after provision for loan losses	15,243	15,257

Noninterest income
Prepaid solutions cards	3,437	1,954
Service fees on deposit accounts	1,692	1,838
Debit card fees	518	494
Bank-owned life insurance	371	297
Net gains on sales of loans held for sale	28	56
Other	1,029	1,163
Total noninterest income	7,075	5,802

Noninterest expense
Salaries and employee benefits	5,935	6,015
Prepaid solutions cards	2,566	1,494
Furniture and equipment	1,410	1,038
Occupancy	1,157	988
Advertising and promotion	603	379
Professional fees	410	192
Other	1,718	1,415
Total noninterest expense	13,799	11,521

Income before income taxes	8,519	9,538
Income tax expense	2,444	2,790
Net income	$6,075	$6,748

Total comprehensive income	$8,748	$10,661

Earnings per share	$14.04	$15.60
Average shares outstanding	432,495	432,495

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Dollars in thousands, except per share data)

(UNAUDITED)

	Common Stock and Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2006	$41,523	$115,846	$(8,331)	$(54,378)	$94,660

Comprehensive income
Net income	—	19,186	—	—	19,186
Change in unrealized loss on available for sale securities, net of reclassification and tax effects	—	—	1,511	—	1,511
Total comprehensive income					20,697
Cash dividends declared - $30.00 per share	—	(12,975)	—	—	(12,975)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	(5,833)	(5,833)
Balance, September 30, 2006	$41,523	$122,057	$(6,820)	$(60,211)	$96,549

	Common Stock and Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2007	$41,523	$119,572	$(5,751)	$(60,009)	$95,335

Comprehensive income
Net income		18,482			18,482
Change in unrealized loss on available for sale securities, net of reclassification and tax effects			2,221		2,221
Change in post-retirement obligation, net of tax effects			12		12
Total comprehensive income					20,715
Cash dividends declared - $30.00 per share		(12,975)			(12,975)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation				(1,070)	(1,070)
Balance, September 30, 2007	$41,523	$125,079	$(3,518)	$(61,079)	$102,005

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Dollars in thousands)

(UNAUDITED)

	2007	2006
Cash flows from operating activities
Net income	$18,482	$19,186
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,505	2,795
Provision for loan losses	100	150
Deferred income tax benefit	(1,277)	(404)
Net premium amortization of securities	246	465
Net realized losses (gains) on securities transactions	6	(73)
Increase in cash surrender value of bank-owned life insurance	(1,230)	(884)
Amortization of deferred loan fees	69	118
Net gains on sales of loans held for sale	(39)	(82)
Sales of loans held for sale	4,322	16,159
Origination of loans held for sale	(4,653)	(17,013)
Net (gains) losses on sales of premises and equipment	(2)	1
Net losses (gains) on sales of other real estate	2	(99)
Increase in accrued interest and other assets	(1,316)	(1,891)
Increase in accrued interest and other liabilities	2,418	3,161
Net cash provided by operating activities	19,633	21,589
Cash flows from investing activities
Securities available for sale
Sales	494	73
Maturities, calls and redemptions	61,747	81,069
Purchases	(89,880)	(86,757)
Securities held to maturity
Maturities and calls	20,123	15,012
Purchases	—	(2,800)
Net increase in loans	(31,486)	(40,619)
Investment in bank-owned life insurance policies	(1,248)	(451)
Purchases of premises and equipment	(5,689)	(2,542)
Sales of premises and equipment	2	42
Sales of other real estate	539	684
Net cash used in investing activities	(45,398)	(36,289)
Cash flows from financing activities
Net (decrease) increase in deposits	(32,594)	18,346
Increase (decrease) in prepaid solutions cards	3,009	(2,408)
Dividends paid	(12,975)	(12,975)
Net cash (used in) provided by financing activities	(42,560)	2,963
Net decrease in cash and cash equivalents	(68,325)	(11,737)
Beginning cash and cash equivalents	124,029	105,794
Ending cash and cash equivalents	$55,704	$94,057

Supplemental disclosures
Cash paid for interest	$37,834	$32,934
Income taxes paid	6,236	7,965
Other real estate acquired through loan foreclosure	1,014	726

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

Note 2 - Securities

Securities with unrealized losses for the periods ended September 30, 2007 and December 31, 2006 are presented below by the length of time the securities have been in a continuous unrealized loss position:

	September 30, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate	$8,376	$219	$36,978	$1,032	$45,354	$1,251
U.S. government sponsored entities	—	—	202,445	2,769	202,445	2,769
Mortgage-backed	51,825	331	84,811	1,544	136,636	1,875
States and political subdivisions	6,717	141	11,816	208	18,533	349
Preferred stock	—	—	850	153	850	153
Total	$66,918	$691	$336,900	$5,706	$403,818	$6,397

	December 31, 2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate	$2,497	$3	$40,184	$1,200	$42,681	$1,203
U.S. government sponsored entities	—	—	236,065	5,808	236,065	5,808
Mortgage-backed	11,959	34	117,748	2,733	129,707	2,767
States and political subdivisions	754	6	11,412	215	12,166	221
Preferred stock	—	—	870	133	870	133
Total	$15,210	$43	$406,279	$10,089	$421,489	$10,132

Debt securities in an unrealized loss position for greater than 12 months (all of which represented securities issued or guaranteed by U.S. Government sponsored entities or securities with investment grade ratings) totaled $336.0 million and the related unrealized loss totaled $5.6 million as of September 30, 2007. In accordance with U.S. generally accepted accounting principles, unrealized losses on debt securities are not recognized if management has the intent and ability to hold the securities until their maturity date and no concerns exist with the respect to the ability of the issuer to satisfy its obligations at maturity. Management believes that the value of the debt securities with unrealized losses will recover as the securities approach their maturity date and/or repricing date. At September 30, 2007, preferred stock with an amortized cost of $1.0 million had unrealized losses for a continuous period of twelve months or more and the amount of the unrealized losses as of that date was $.2 million. Although the unrealized loss position of the preferred stock has been continuous for a period of twelve months or more, management continues to believe that the unrealized loss is temporary. The Company has both the intent and ability to hold the investment until such recovery occurs. The preferred stock is issued by the Federal Home Loan Mortgage Corporation. Management does not believe that the unrealized loss as of September 30, 2007 on any individual investment security represents other-than-temporary impairment.

Note 3 - Financial Instruments with Off-Balance Sheet Risk

Unused lines of credit and other commitments to extend credit not reflected in the financial statements are as follows:

	September 30, 2007			December 31, 2006
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commercial loans and lines of credit	$1,732	$222,148	$223,880	$2,336	$172,361	$174,697
Check credit lines of credit	1,106	—	1,106	1,133	—	1,133
Mortgage loans	8,062	1,900	9,962	8,991	7,722	16,713
Home equity lines of credit	—	182,539	182,539	—	179,009	179,009
Letters of credit	—	23,972	23,972	—	34,660	34,660
Credit card lines of credit	—	37,772	37,772	—	40,708	40,708
Total	$10,900	$468,331	$479,231	$12,460	$434,460	$446,920

Fixed rate commercial loan commitments at September 30, 2007 had interest rates ranging from 5.49% to 9.00% with terms ranging from less than 1 year to 15 years. Fixed rate mortgage loan commitments at September 30, 2007 had interest rates ranging from 5.875% to 7.25% with terms ranging from 10 to 30 years. Fixed rate check credit lines of credit had interest rates of 18.00% at September 30, 2007.

Note 4 - Common Stock in ESOP Subject to Contingent Repurchase Obligation

At September 30, 2007 and December 31, 2006, the Employee Stock Ownership Plan (“ESOP”) held 86,392 and 85,727 shares of West Suburban common stock, respectively. Upon termination of their employment, participants who elect to receive their benefit distributions in the form of West Suburban common stock may require the Company to purchase the common stock distributed at fair value during two 60-day periods. The first purchase period begins on the date the benefit is distributed and the second purchase period begins on the first anniversary of the distribution date. This contingent repurchase obligation is reflected in the Company’s financial statements as “Common stock in ESOP subject to contingent repurchase obligation” and reduces shareholders’ equity by an amount that represents the independently appraised fair value of all West Suburban common stock held by the ESOP and allocated to participants, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares.

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

The adoption of FIN 48 effective January 1, 2007 did not have material impact on the Company’s financial position, results of operations, or liquidity. However, FIN 48 is expected to create greater volatility in the Company’s effective tax rate in future periods. Unrecognized tax benefits related to uncertain tax positions totaled $1.0 million and $1.4 million at January 1, 2007 and September 30, 2007, respectively, including interest and penalties related to the uncertain tax position of $.2 million and $.3 million at January 1, 2007 and September 30, 2007, respectively. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest and penalties recognized in the three and nine months ended September 30, 2007 were not material. Additionally, $1.0 million of the unrecognized tax benefits at September 30, 2007 would affect the Company’s effective tax rate if recognized in future periods. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the State of Illinois. The Company is no longer subject to examination by U.S federal or the State of Illinois taxing authorities for years before 2004.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Service cost	$7	$7	$21	$21
Interest cost	10	7	30	21
Amortization of prior service cost	5	5	15	15
Recognized net actuarial gain	2	1	6	3
Net periodic benefit cost	$24	$20	$72	$60

In December 2006, the Company adopted SFAS 158.  As of December 31, 2006, the cumulative effect adjustment for adoption of SFAS 158 reduced stockholders’ equity by $298, increased deferred tax asset by $197 and increased other liabilities by $495.

In July 2007, the Company established the West Suburban Bank 401(k) Profit Sharing Plan. This plan was established to assist the Company in recruiting and retaining its personnel. Participation in the plan is subject to certain age and service requirements. Although the Company currently intends to match a percentage of the contributions that each employee voluntarily makes to the plan, all contributions by the Company are discretionary and are subject to review by the Board of Directors from time to time. The plan is also intended to enable long time employees of the Company that also participate in the ESOP to diversify their retirement savings.

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

In August 2007, the State of Illinois enacted legislation that will affect the tax obligations of banks operating in Illinois. The legislative provisions have various effective dates, the earliest beginning January 1, 2008. Although the legislation is not expected to have a material adverse impact on the Company’s 2008 state tax liability, the full impact of the legislation is currently unknown.  The Company will continue to evaluate this legislation as well as any related legislation or guidance.

On a quarterly basis, management evaluates the reasonableness of its effective tax rate based upon its current best estimate of net income and applicable taxes expected for the full year. Deferred tax assets and liabilities are evaluated on a quarterly basis, or more frequently if necessary.

Temporary Decline in Fair Value of Securities.  Under current accounting rules, declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses.  In determining whether an unrealized loss is considered other-than-temporary, management considers:  the length of time and extent that fair value has been less than cost; the financial condition and near term prospects of the issuer; and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair values.  In management’s view, the decline in market value of the securities that were below amortized cost at September 30, 2007 does not represent other-than-temporary impairment, and thus no loss was recognized on the income statement. Additional information regarding these securities can be found in Note 2, “Securities” to the Notes to Condensed Consolidated Financial Statements included in this report.

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

The following table presents the Company’s significant fixed and determinable contractual obligations and significant commitments by payment date as of September 30, 2007 (dollars in thousands). The payment amounts represent those amounts contractually due to the recipient and do not include any carrying value adjustments.

	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
Deposits without a stated maturity	$1,082,378	$—	$—	$—	$1,082,378
Time deposits	452,967	82,635	27,246	24	562,872
Operating leases	333	588	439	842	2,202
Prepaid solutions cards	24,114	—	—	—	24,114
Commitments to extend credit
Fixed rate					10,900
Variable rate					468,331

At September 30, 2007 and December 31, 2006, the ESOP held 86,392 and 85,727 shares of West Suburban common stock, respectively. Upon termination of their employment, participants who elect to receive their benefit distributions in the form of West Suburban common stock may require the Company to purchase the common stock distributed at fair value. A more detailed discussion concerning this obligation is presented in Note 4 to the Company’s Condensed Consolidated Financial Statements included in this report. At September 30, 2007 and December 31, 2006, this contingent repurchase obligation reduced shareholders’ equity by $61,079 and $60,009, respectively. The Company believes that the ESOP will continue to have a sufficient amount of cash to distribute benefit payments to former employees and that the exercise of the rights of former employees to cause the Company to repurchase West Suburban common stock is unlikely.

Balance Sheet Analysis

Total Assets.  Total consolidated assets at September 30, 2007 decreased 1.0% from December 31, 2006. This decrease was primarily due to a decrease in cash and cash equivalents partially resulting from lower deposit balances. This decrease was partially offset by increased balances in the Company’s securities and loan portfolios. Total year-to-date average assets for the nine month period ended September 30, 2007 increased 1.4% from the same period in 2006.

Cash and Cash Equivalents. Cash and cash equivalents at September 30, 2007 decreased 55.1% from December 31, 2006 primarily due to a decrease in federal funds sold. It is generally the Company’s practice to redeploy its cash and cash equivalents into higher earning assets such as securities and loans.

Securities. The Company’s securities portfolio increased 2.2% during the first nine months of 2007. This increase was primarily due to additional investments in mortgage-backed securities and was partially offset by maturities of securities issued by U.S. government sponsored entities. The Company manages its investment portfolio to maximize the return on invested funds within acceptable risk guidelines, to meet pledging and liquidity requirements, and to adjust balance sheet interest rate sensitivity to insulate net interest income against the impact of interest rate changes. During the first nine months of 2007, the Company’s accumulated other comprehensive loss decreased $2.2 million primarily due to a positive change in unrealized losses on securities available for sale, net of reclassification and tax effects. The Company will continue to monitor its level of available for sale and held to maturity securities and will classify new securities in the appropriate category at the time of purchase.

The carrying values of the Company’s major categories of securities are summarized in the following table (dollars in thousands):

	September 30, 2007	December 31, 2006	Dollar Change	Percent Change
Securities available for sale
Corporate	$45,473	$45,374	$99	0.2%
U.S. government sponsored entities	202,444	218,594	(16,150)	(7.4)%
Mortgage-backed	220,399	174,712	45,687	26.1%
States and political subdivisions	14,750	13,547	1,203	8.9%
Total debt securities	483,066	452,227	30,839	6.8%
Preferred stock	850	870	(20)	(2.3)%
Total securities available for sale	483,916	453,097	30,819	6.8%

Securities held to maturity
U.S. government sponsored entities	—	17,597	(17,597)	(100.0)%
Mortgage-backed	11,882	13,882	(2,000)	(14.4)%
States and political subdivisions	13,093	13,534	(441)	(3.3)%
Total securities held to maturity	24,975	45,013	(20,038)	(44.5)%
Federal Home Loan Bank stock	5,258	5,091	167	3.3%
Total securities	$514,149	$503,201	$10,948	2.2%

Loans. Total loans outstanding at September 30, 2007 increased 2.6% from December 31, 2006 primarily due to increased balances in the home equity and residential real estate loan portfolios. The increase in the home equity loan portfolio was primarily comprised of fixed rate home equity loans resulting from the Company’s promotional efforts. The increase in the residential real estate portfolio was primarily due to growth in the origination of fixed rate loans along with purchases of variable rate residential real estate loans. Additionally, the Company experienced decreases in the commercial loan portfolio primarily due to reductions in outstanding balances on revolving lines of credit. The Company’s construction loan portfolio declined primarily due to a reduction of the pre-sold and spec home inventories of the Company’s borrowers. The commercial real estate loan portfolio increased primarily due to the addition of two large relationships.

Balances in the Company’s loans are summarized in the following table (dollars in thousands):

	September 30, 2007	December 31, 2006	Dollar Change	Percent Change
Commercial	$263,267	$282,826	$(19,559)	(6.9)%
Consumer	6,071	6,821	(750)	(11.0)%
Indirect automobile	9,736	13,855	(4,119)	(29.7)%
Real estate
Residential	216,413	177,885	38,528	21.7%
Commercial	238,979	232,865	6,114	2.6%
Home equity	271,220	240,720	30,500	12.7%
Construction	177,311	197,528	(20,217)	(10.2)%
Held for sale	370	—	370	N/A
Credit card	9,804	10,375	(571)	(5.5)%
Other	1,210	1,660	(450)	(27.1)%
Total	1,194,381	1,164,535	29,846	2.6%
Allowance for loan losses	(9,822)	(10,650)	828	(7.8)%
Loans, net	$1,184,559	$1,153,885	$30,674	2.7%

Allowance for Loan Losses and Asset Quality.  Net loan charge-offs were $.9 million and $.1 million for the nine month periods ended September 30, 2007 and 2006, respectively. This increase was primarily due to the charge-off of two fully reserved commercial credits. Nonperforming loans (nonaccrual and loans past due 90 days or more still on accrual) declined to $.4 million at September 30, 2007 from $1.5 million at December 31, 2006. Nonaccrual loans at September 30, 2007 decreased 96.4% from December 31, 2006 due to the partial charge-off of one loan and the transfer of the remaining balance of $.8 million to other real estate. The Company’s loans past due 90 days or more still on accrual increased $.1 million to $.4 million at September 30, 2007, from $.3 million at December 31, 2006. The provision for loan losses increased $.1 million due to an increase in specific reserve allocations.

The Company’s ratio of nonperforming loans to total loans was .03% at September 30, 2007 and .12% at December 31, 2006. The ratio of nonperforming assets to total assets decreased to .07% at September 30, 2007 from .10% at December 31, 2006.

The ratio of the allowance for loan losses to total loans was .82% at September 30, 2007 and .91% at December 31, 2006. The following table presents an analysis of the Company’s nonperforming loans and other real estate as of the dates indicated (dollars in thousands):

	September 30, 2007	December 31, 2006
Loans past due 90 days or more still on accrual	$369	$319
Nonaccrual loans	41	1,131
Total nonperforming loans	$410	$1,450

Nonperforming loans as a percent of total loans	0.03%	0.12%
Allowance for loan losses as a percent of nonperforming loans	2396%	734%
Other real estate	$824	$351
Nonperforming assets as a percent of total assets	0.07%	0.10%

The following table presents an analysis of the Company’s allowance for loan losses for the periods stated (dollars in thousands):

	2007			2006
	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
Provision - quarter	$100	$—	$—	$—	$—
Provision - year to date	100	—	—	150	150
Net (recoveries) charge-offs - quarter	(101)	342	687	105	(40)
Net charge-offs - year to date	928	1,029	687	181	76
Allowance at period end	9,822	9,621	9,963	10,650	10,755
Allowance at period end to total loans	0.82%	0.81%	0.85%	0.91%	0.94%

Other Real Estate. During the first nine months of 2007, the Company transferred properties with an aggregate carrying value of $1.0 million to other real estate and sold properties with an aggregate carrying value of $.5 million representing a net increase in other real estate for the period of $.5 million.

Deposits.  Total deposits at September 30, 2007 decreased 1.9% from December 31, 2006, primarily due to decreases in NOW and savings account balances. These decreases were only partially offset by increased balances for money market checking and time deposits. The increase in money market checking accounts was primarily due to continued growth in the balances of consumer accounts. The Company believes some customers are migrating from lower yielding liquid deposits to the higher yielding money market checking accounts. This growth was partially offset by a significant reduction in the account balance of one corporate customer during the year. The Company also experienced increased balances in certificates of deposit due to growth in the 12 to 17 month certificates of deposit as customers have migrated from the 60 month certificates of deposit. In general, management promotes the Company’s deposit products when it believes appropriate and prices the Company’s products in a manner intended to retain the Company’s current customers as well as attract new customers while maintaining an acceptable net interest margin.

Balances in the Company’s major categories of deposits are summarized in the following table (dollars in thousands):

	September 30, 2007	December 31, 2006	Dollar Change	Percent Change
Demand-noninterest-bearing	$150,674	$155,041	$(4,367)	(2.8)%
NOW	299,814	325,415	(25,601)	(7.9)%
Money market checking	288,802	271,209	17,593	6.5%
Savings	343,088	374,484	(31,396)	(8.4)%
Time deposits
Less than $100,000	394,869	389,196	5,673	1.5%
$100,000 and greater	168,003	162,499	5,504	3.4%
Total	$1,645,250	$1,677,844	$(32,594)	(1.9)%

Prepaid Solutions Cards. Outstanding balances on prepaid solutions cards at September 30, 2007 increased 14.3% from December 31, 2006. This increase was primarily due to the addition of two new gift card programs. The Company will continue to engage in promotional efforts intended to increase volume and attract new customers.

CAPITAL RESOURCES

Shareholders’ equity at September 30, 2007 increased 7.0% from December 31, 2006 as a result of $18.5 million of net income, increased by the decrease in accumulated other comprehensive loss of $2.2 million, reduced by dividends declared of $13.0 million and an increase of $1.1 million in the amount reclassified on ESOP shares.

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

Management has been advised that as of September 30, 2007 and December 31, 2006, the Bank qualified as a “well-capitalized” institution as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991, as amended. On a consolidated basis, the Company also exceeded regulatory capital requirements as of these dates. In accordance with applicable regulations, the appraised fair value of West Suburban common stock owned by the ESOP is included in Tier 1 capital.

The following table sets forth the actual and minimum capital ratios of the Company and the Bank as of the dates indicated (dollars in thousands):

	Actual		Minumum To Be Well Capitalized		Excess
As of September 30, 2007	Amount	Ratio	Amount	Ratio	Amount
Total capital (to risk weighted assets)
Company	$175,618	12.0%	N/A	N/A	N/A
Bank	151,235	10.4%	$145,820	10.0%	$5,415
Tier 1 capital (to risk weighted assets)
Company	165,796	11.4%	N/A	N/A	N/A
Bank	141,413	9.7%	87,492	6.0%	53,921
Tier 1 capital (to average assets)
Company	165,796	8.9%	N/A	N/A	N/A
Bank	141,413	7.6%	92,996	5.0%	48,417

As of December 31, 2006
Total capital (to risk weighted assets)
Company	$170,952	11.8%	N/A	N/A	N/A
Bank	149,312	10.3%	$145,067	10.0%	$4,245
Tier 1 capital (to risk weighted assets)
Company	160,302	11.0%	N/A	N/A	N/A
Bank	138,662	9.6%	87,040	6.0%	51,622
Tier 1 capital (to average assets)
Company	160,302	8.7%	N/A	N/A	N/A
Bank	138,662	7.5%	92,285	5.0%	46,377

LIQUIDITY

Effective liquidity management ensures the availability of funding sources at minimum cost to meet fluctuating deposit balances, loan demand needs and to take advantage of earnings enhancement opportunities. A large stable core deposit base and a strong capital position are the solid foundation for the Company’s liquidity position. Liquidity is enhanced by a securities portfolio structured to provide liquidity as needed. The Company also maintains relationships with correspondent banks to purchase federal funds subject to underwriting and collateral requirements. Additionally, subject to credit underwriting, collateral, capital stock, and other requirements of the Federal Home Loan Bank of Chicago (“FHLB”), the Company is able to borrow from the FHLB on a “same day” basis. As of September 30, 2007, the Company could have borrowed up to approximately $105 million from the FHLB secured by certain of its real estate loans and securities. Furthermore, the Company has agreements in place to borrow up to $95 million in federal funds. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity and maturity schedules of interest-earning assets and interest-bearing liabilities.

Generally, the Company uses cash and cash equivalents and securities available for sale to meet its liquidity needs. As of September 30, 2007 and December 31, 2006, these liquid assets represented 29.1% and 30.8% of total assets, respectively. During the first nine months of 2007, the Company’s cash and cash equivalents decreased $68.3 million. Net cash provided by operating activities for this period was $19.6 million, while net cash used in investing activities was $45.4 million. Net cash flows used in financing activities for this period were $42.5 million, resulting primarily from deposit decreases. Management expects operating and financing activities to be a continuing source of cash flow in the future.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Net Income. The Company’s net income for the first nine months of 2007 decreased 3.7% compared to the first nine months of 2006. Net income was positively affected by an increase in net interest income of $.2 million, an increase in total noninterest income of $3.6 million and a decrease in income tax expense of $.5 million. Net income was negatively affected by an increase in total noninterest expense of $5.0 million.

Net Interest Income. Net interest income (on a fully tax-equivalent basis) increased .6% for the first nine months of 2007 compared to the first nine months of 2006. Net interest income is the primary source of income for the Company. Net interest income is the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by changes in volume and yield on interest-earning assets and the volume and rates on interest-bearing liabilities. Interest-earning assets consist of federal funds sold, securities and loans. Interest-bearing liabilities primarily consist of deposits. The net interest margin is the percentage of tax-equivalent net interest income to average earning assets. The Company’s net interest margin (on a fully tax-equivalent basis) decreased to 3.55% for the nine month period ended September 30, 2007 compared to 3.59% for the nine month period ended September 30, 2006.

Total interest income (on a fully tax-equivalent basis) increased 5.1% for the first nine months of 2007 compared to the first nine months of 2006 primarily due to increasing yields and balances in the Company’s loan portfolio. Average loan balances increased 4.1% during this period, and the yield on the portfolio increased 8 basis points. Yields on the Company’s home equity loan portfolio increased 16 basis points during this period. This increase was primarily due to increases in the interest rate charged for home equity lines of credit that adjusted as a result of increases in the prime rate. The average prime rate for the first nine months of 2007 was 8.23% compared to 7.86% for the first nine months of 2006. Yields on the commercial loan portfolio increased 20 basis points during this period. The majority of commercial loans have adjustable rates that are tied to the prime rate. Additionally, yields on federal funds sold increased 34 basis points primarily due to prior increases in interest rates initiated by the Federal Reserve.

Total interest expense increased 11.6% for the first nine months of 2007 compared to the first nine months of 2006. Interest on deposits accounted for all of the increase. The yield on interest-bearing deposits increased 30 basis points to 3.21% at September 30, 2007 from 2.91% at September 30, 2006. The Company increased the rates that it pays on deposits, as market interest rates increased, in order to maintain its current accounts and attract new customers.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities (on a fully tax-equivalent basis) for the nine month period ended September 30, 2007, as compared to the same period in 2006 (dollars in thousands):

	Change due to		Total
	Volume	Rate	Change
Interest Income
Federal funds sold	$672	$143	$815
Securities	(1,174)	1,177	3
Loans	2,549	691	3,240
Total interest income	2,047	2,011	4,058
Interest Expense
Interest-bearing deposits	536	3,285	3,821
Other interest-bearing liabilities	(60)	31	(29)
Total interest expense	476	3,316	3,792
Net interest income	$1,571	$(1,305)	$266

The following table presents an analysis of the Company’s year-to-date average interest-earning assets, demand-noninterest-bearing deposits and interest-bearing liabilities for the dates indicated (dollars in thousands):

	2007			2006
	September 30	June 30	March 31	December 31	September 30
Federal funds sold	$74,320	$87,598	$83,905	$58,208	$57,280
Securities	493,215	493,090	492,270	528,845	530,668
Loans	1,178,784	1,170,176	1,160,885	1,136,102	1,132,223
Total interest-earning assets	$1,746,319	$1,750,864	$1,737,060	$1,723,155	$1,720,171

Demand-noninterest-bearing deposits	$144,100	$142,443	$141,836	$152,423	$153,759
Interest-bearing deposits	1,524,097	1,530,309	1,518,374	1,502,954	1,501,738
Total deposits	$1,668,197	$1,672,752	$1,660,210	$1,655,377	$1,655,497
Total interest-bearing liabilities	$1,524,124	$1,530,309	$1,518,374	$1,503,692	$1,502,584

Provision for Loan Losses. Provision for loan losses decreased 33.3% for the first nine months of 2007 compared to the first nine months of 2006. A more detailed discussion of the allowance for loan losses is presented in the Allowance for Loan Losses and Asset Quality section of this report.

Noninterest Income. Total noninterest income increased 21.5% for the first nine months of 2007 compared to the first nine months of 2006. Prepaid solutions cards income increased $3.8 million primarily due to continued growth in existing programs along with the addition of new gift card programs. Service fees on deposit accounts decreased $.5 million primarily due to decreased fees associated with the overdraft honors program. Although management believes the income from the overdraft honors program may vary from period to period, the program is intended to provide continuing fee income. Bank-owned life insurance (“BOLI”) income increased $.3 million primarily due to market value gains on investments associated with the insurance policies for the first nine months of 2007 when compared to the first nine months of 2006.

Noninterest Expense.  Total noninterest expense increased 14.2% for the first nine months of 2007 compared to the first nine months of 2006. Prepaid solutions cards expense increased $2.6 million. This increase was due to expenses associated with the production and processing of cards and postage associated with the issuance of new cards along with increased revenue sharing with one new client. The Company anticipates that this expense will continue to increase as new programs continue to be implemented. Salaries and employee benefits increased $.4 million primarily due to normal salary increases and increased medical insurance expense. These increases were partially offset by a reduction in contributions to the Company’s retirement plans as a result of the transition from the ESOP to the 401(k) retirement plan. Furniture and equipment expense increased $.6 million primarily due to increased equipment depreciation and maintenance along with increased data processing expense. Occupancy expense decreased $.2 million primarily due to the acceleration of building depreciation expense in the 2006 period resulting from management’s decision to close the Metra Main facility. Advertising and promotion expense increased $.4 million primarily due to expenses resulting from newspaper, television and billboard marketing campaigns associated with retail banking as well as commercial and mortgage loans. Professional fees expense increased $.3 million primarily due to costs associated with human resources and prepaid solutions.

Income Taxes. Income tax expense decreased 6.8% for the first nine months of 2007 compared to the first nine months of 2006 primarily due to lower pre-tax income. The effective tax rates for the periods ended September 30, 2007 and 2006 were 27.5% and 28.2%, respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Net Income. The Company’s net income for the third quarter of 2007 decreased 10.0% compared to the third quarter of 2006. Net income was positively affected by an increase in total noninterest income of $1.3 million and a decrease in income tax expense of $.3 million. Net income was adversely affected by an increase in total noninterest expense of $2.3 million.

Net Interest Income.  Net interest income (on a fully tax-equivalent basis) increased .8% for the third quarter of 2007 compared to the third quarter of 2006. The Company’s net interest margin (on a fully tax-equivalent basis) for the third quarter of 2007 and 2006 was 3.54%.

Total interest income (on a fully tax-equivalent basis) increased 1.6% for the third quarter of 2007 compared to the third quarter of 2006 primarily due to increasing balances in the Company’s loan portfolio. This increase in the loan portfolio was primarily due to increases in the residential real estate, commercial real estate and home equity loan portfolios. Average loan balances increased 4.6% during this period. Yields on the Company’s home equity portfolio decreased 9 basis points during this period. This decrease was primarily due to decreases in the interest rate charged for home equity lines of credit that adjusted as a result of decreases in the prime rate in the third quarter of 2007. The prime rate decreased due to a decrease in interest rates initiated by the Federal Reserve during this same period. The average prime rate for the third quarter of 2007 was 8.18% compared to 8.25% for the third quarter of 2006. Yields on the commercial loan portfolio decreased 10 basis points during this period. The majority of commercial loans have adjustable rates that are tied to the prime rate. Yields on securities increased 25 basis points during the third quarter of 2007 as compared to the same period in 2006. Additionally, federal funds sold average balances decreased 18.0% primarily due to management’s decision to redeploy funds from deposits into higher yielding assets such as securities and loans.

Total interest expense increased 2.6% for the third quarter of 2007 compared to the third quarter of 2006. Interest paid on deposits accounted for the increase. The yield on interest-bearing deposits increased 8 basis points to 3.23% for the third quarter of 2007 from 3.15% for the third quarter of 2006. The Company will continue to evaluate the rates that it pays on interest-bearing deposits as the Federal Reserve initiates interest rate adjustments throughout the year.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities (on a fully tax-equivalent basis) for the third quarter ended September 30, 2007, as compared to the same period in 2006 (dollars in thousands):

	Change due to		Total
	Volume	Rate	Change
Interest Income
Federal funds sold	$(141)	$7	$(134)
Securities	(341)	326	(15)
Loans	963	(388)	575
Total interest income	481	(55)	426
Interest Expense
Interest-bearing deposits	31	305	336
Other interest-bearing liabilities	(61)	33	(28)
Total interest expense	(30)	338	308
Net interest income	$511	$(393)	$118

The following table presents an analysis of the Company’s quarterly average interest-earning assets, demand-noninterest-bearing deposits and interest-bearing liabilities as of the dates indicated (dollars in thousands):

	September 30, 2007	September 30, 2006
Federal funds sold	$48,196	$58,792
Securities	493,460	525,505
Loans	1,196,122	1,143,604
Total interest-earning assets	$1,737,778	$1,727,901

Demand-noninterest-bearing deposits	$147,365	$153,759
Interest-bearing deposits	1,511,871	1,508,053
Total deposits	$1,659,236	$1,661,812

Total interest-bearing liabilities	$1,511,953	$1,510,623

Provision for Loan Losses.  The Company recorded a provision for loan losses for the third quarter of 2007 of $.1 million and did not record a provision for the third quarter of 2006. A more detailed discussion of the Allowance for Loan Losses is presented in the Allowance for Loan Losses and Asset Quality section of this report.

Noninterest Income.   Total noninterest income increased 21.9% for the third quarter of 2007 compared to the third quarter of 2006. Prepaid solutions cards income increased $1.5 million primarily due to growth in gift card programs. Service fees on deposit accounts decreased $.1 million primarily due to decreased fees associated with the overdraft honors program. Although management believes the income from the overdraft honors program may vary from period to period, the program is intended to provide continuing fee income. BOLI income increased $.1 million primarily due to market value gains on investments associated with BOLI policies for the third quarter of 2007 when compared to the third quarter of 2006. Other income decreased $.1 million primarily due to one time gains on sales of other real estate during 2006, as compared to a loss on sale of other real estate during 2007.

Noninterest Expense.  Total noninterest expense increased 19.8% for the third quarter of 2007 compared to the third quarter of 2006. Prepaid solutions cards expense increased $1.1 million. This increase was due to expenses associated with the production and processing of cards and postage associated with the issuance of new cards along with increased revenue sharing with one new client. The production and processing expense was driven by increases in volume for existing programs and implementation of new programs. Salary and employee benefits decreased $.1 million primarily due to a reduction in contributions to the Company’s retirement plans as a result of the transition from the ESOP to the 401(k) retirement plan. This decrease was partially offset by an increase in salaries due to normal salary increases. Furniture and equipment expense increased $.4 million primarily due to increased equipment depreciation and maintenance along with data processing expense. Occupancy expense increased $.2 million for the third quarter of 2007 compared to the third quarter of 2006 primarily due to higher building maintenance costs. Advertising and promotion expense increased $.2 million primarily due to expenses relating to newspaper, television and billboard marketing campaigns associated with retail banking as well as commercial and mortgage loans. Professional fees expense increased $.2 million primarily due to costs associated with human resources and prepaid solutions.

Income Taxes.  Income tax expense decreased 12.4% for the third quarter of 2007 compared to the third quarter of 2006 primarily due to lower pre-tax income. The effective tax rates for the third quarter of 2007 and 2006 were 28.7% and 29.3%, respectively.

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

Presented below are the Company’s projected changes in net interest income over a twelve-month horizon for the various rate shock levels as of the periods indicated (dollars in thousands):

September 30, 2007	Amount	Dollar Change	Percent Change
+200 basis points	$59,444	$(328)	(0.5)%
+100 basis points	59,365	(407)	(0.7)%
Base	59,772	—	—
-100 basis points	62,635	2,863	4.8%
-200 basis points	60,186	414	0.7%

December 31, 2006	Amount	Dollar Change	Percent Change
+200 basis points	$62,974	$3,818	6.5%
+100 basis points	61,154	1,998	3.4%
Base	59,156	—	—
-100 basis points	61,664	2,508	4.2%
-200 basis points	59,787	631	1.1%

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2007. Based on that evaluation, the Company’s management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. That evaluation did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 6, 2007

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