Form 10-K
period 2007-12-31
WEST SUBURBAN BANCORP INC
filed 2008-03-11
CIK 805080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2007

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

                Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☒

The aggregate fair value of voting common stock of Registrant held by non-affiliates as of February 18, 2008 was $189,784,962(1). At February 1, 2008, the total number of shares of Common Stock outstanding was 432,495.

Documents Incorporated by Reference:

                Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2007, which is included as Exhibit 13 to this Form 10-K, are incorporated by reference into Parts I, II and IV hereof, to the extent indicated herein. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2008 are incorporated by reference in Part III hereof, to the extent indicated herein.

(1)                      Based on the last independently appraised fair value of the Registrant’s common stock as of February 18, 2008, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of common stock of Registrant.

Special Note Concerning Forward-Looking Statements

This document (including information incorporated by reference) contains, and future oral and written statements of West Suburban Bancorp, Inc. (“West Suburban”) and West Suburban Bank (the “Bank” and collectively with West Suburban and its other direct and indirect subsidiaries, the “Company”) and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, those set forth under Item 1A “Risk Factors” on the Form 10-K and the following:

•                                          The strength of the U.S. economy in general and the strength of the local economies in which the Company conducts its operations, including the financial markets and local residential and commercial real estate markets, which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company’s assets.

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

•                                          The ability of the Company, and certain of its vendors, to develop and maintain secure and reliable electronic systems, including systems developed for the Company’s website or new products such as prepaid solutions cards, payroll cards and other similar products and services.

•                                          The ability of the Company to retain key executives and employees, and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

•                                          Consumer spending and saving habits which may change in a manner that affects the Company’s business adversely.

•                                          The economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the U.S. to any such attacks and threats.

•                                          Business combinations and the integration of acquired businesses, which may be more difficult or expensive than expected.

•                                          The costs, effects and outcomes of existing or future litigation and disputes with third parties.

•                                          Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board, the Public Company Accounting Oversight Board and the Securities and Exchange Commission.

•                                          Developments regarding the pending litigation involving Visa USA Inc. and the timing, pricing and effects of the initial public offering of Visa Inc.

•                                          Credit risks and the risks from concentrations (by geographic area or industry) within the Company’s loan portfolio.

•                                          The failure of our Real Estate Investment Trust (“REIT”) to qualify as a REIT and the effects of such failure on our consolidated effective tax rate.

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

PART I

ITEM 1.        BUSINESS

REGISTRANT AND ITS SUBSIDIARY

West Suburban Bancorp, Inc., an Illinois corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the parent company of West Suburban Bank, Lombard, Illinois.

The Bank is headquartered in Lombard, Illinois, and, as of December 31, 2007, maintained 34 full-service branches, four limited-service branches and six departments providing insurance, financial and other services for the convenience of the customers of the Bank throughout the western suburbs of Chicago. Due to the nature of the market areas served by the Bank, the Bank provides a wide range of financial services to individuals and small to medium sized businesses. The western suburbs of Chicago have a diversified economy with many corporate headquarters and numerous small to medium sized industrial and non-industrial businesses.

The Bank engages in a general full service retail banking business and offers a broad variety of consumer and commercial products and services. The Bank also offers insurance services through West Suburban Insurance Services, Inc., travel agency services through Travel With West Suburban, land trust services, stored value card products through the Prepaid Solutions Group and safe deposit boxes. The Bank provides extended banking hours including Sunday hours and 24-hour banking through a proprietary network of 61 automated teller machines, Tele-Bank 24 (a bank-by-phone system) and online banking at www.westsuburbanbank.com. Other consumer related services are also available, including investment products and a Visa card through West Suburban Bank Card Services.

The following table sets forth financial and other information concerning the Bank as of and for the year ended December 31, 2007 (dollars in thousands):

Year Formed/Year
Affiliated with	Number of	Total	Shareholders’	Net	Return on Average
West Suburban	Locations	Assets	Equity	Income	Assets	Equity
West Suburban Bank (1962/1988)	38	$1,843,012	$139,956	$23,040	1.24%	16.79%

COMPETITION

The Company encounters competition in all areas of its business pursuits. It competes for loans, deposits, fiduciary and other services with financial and other institutions located both within and outside of its market area. The Company also faces competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services. In order to compete effectively, develop its market base, maintain flexibility and move in pace with changing economic, technological and social conditions, the Company continuously refines and develops its products and services. The principal methods of competition in the financial services industry are price, service and convenience.

EMPLOYEES

At December 31, 2007, the Company employed 616 persons (521 full-time equivalent employees). The Company believes that its relationship with its employees is good. None of the Company’s employees are covered by a collective bargaining agreement with the Company.

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

Acquisitions, Activities and Change in Control.  In general, a bank holding company is in the business of controlling and managing banks. The BHCA requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the U.S.. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

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

The risk-based and leverage standards described above are minimum requirements. Higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2007, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

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

The Bank

General.  The Bank is an Illinois-chartered bank, the deposit accounts of which are insured by the FDIC to the maximum extent provided under federal law and FDIC regulations. As an Illinois-chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFPR, the chartering authority for Illinois banks, and the FDIC, designated by federal law as the primary federal regulator of state-chartered, FDIC-insured banks that, like the Bank, are not members of the Federal Reserve System (“non-member banks”).

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. Under the regulations of the FDIC, as presently in effect, insurance assessments range from 0.05% to 0.43% of total deposits (subject to adjustment by the FDIC and the application of assessment credits, if any, issued by the FDIC in 2007).

FICO Assessments.  The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Federal Savings and Loan Insurance Corporation Recapitalization Act of 1987 to function as a financing vehicle for the recapitalization of the former

Federal Savings and Loan Insurance Corporation. FICO issued 30-year non-callable bonds of approximately $8.2 billion that mature by 2019. Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2007, the FICO assessment rate was approximately 0.01% of deposits.

Supervisory Assessments.  All Illinois banks are required to pay supervisory assessments to the DFPR to fund the operations of the DFPR. The amount of the assessment is calculated on the basis of an institution’s total assets, including consolidated subsidiaries, as reported to the DFPR. During the year ended December 31, 2007, the Bank paid supervisory assessments to the DFPR totaling $.21 million.

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

As of December 31, 2007: (i) the Bank was not subject to a directive from the FDIC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under FDIC capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by FDIC regulations.

Dividend Payments.  The primary source of funds for the Company is dividends from the Bank. Under the Illinois Banking Act, Illinois-chartered banks generally may not pay dividends in excess of their net profits.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2007. As of December 31, 2007, approximately $3.8 million was available to be paid as dividends by the Bank. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

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

Federal Reserve System.  Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $43.9 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $43.9 million, the reserve requirement is $1.038 million plus 10% of the aggregate amount of total transaction accounts in excess of

$43.9 million. The first $9.3 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

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

Available Information

The Company’s Internet address is www.westsuburbanbank.com. The Company makes available free of charge on or through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

EXECUTIVE OFFICERS OF WEST SUBURBAN

The names and ages of the executive officers of West Suburban, along with a brief description of the business experience of each person during the past five years, and certain other information is set forth below:

Name (Age) and Position and Offices with West Suburban (year first elected to office)	Principal Occupations and Employment for Past Five Years and Other Information

Kevin J. Acker (58)	Senior Vice President, Marketing of the Bank since 1997
Chairman and Chief Executive Officer (1993) and Vice President (1986)

Keith W. Acker (58)	Director, President and Trust Officer of the Bank since 1986
Chief Operations Officer (1996)

Duane G. Debs (51) President (1997) and Chief Financial Officer (1993)	Senior Vice President, Trust Officer of the Bank since 1997 and Vice President, Comptroller of the Bank since 1987

Michael P. Brosnahan (58) Vice President (1997)	Senior Vice President, Commercial and Consumer Lending and Community Reinvestment Act Officer of the Bank since 1989

STATISTICAL DATA

The statistical data required by Exchange Act Industry Guide 3, “Statistical Disclosure By Bank Holding Companies,” has been incorporated by reference from the Company’s 2007 Annual Report to Shareholders (attached as Exhibit 13 hereto) or is set forth below. This data should be read in conjunction with the Company’s 2007 Consolidated Financial Statements and related notes, and the discussion included in Management’s Discussion and Analysis of Financial Condition and Results of Operations as set forth in the Company’s 2007 Annual Report to Shareholders.

Securities

The following table sets forth by category the amortized cost of securities at December 31 (dollars in thousands):

	2007	2006	2005
Available for sale
Corporate	$44,066	$46,384	$45,417
U.S. government sponsored entities	195,193	224,276	277,326
Mortgage-backed	207,302	176,784	145,289
States and political subdivisions	13,918	13,700	10,590
Preferred stock	621	1,003	1,003
Total securities available for sale	461,100	462,147	479,625
Held to maturity
U.S. government sponsored entities	—	17,597	37,347
Mortgage-backed	11,450	13,882	13,018
States and political subdivisions	12,626	13,534	14,580
Total securities held to maturity	24,076	45,013	64,945
Federal Home Loan Bank stock	5,258	5,091	5,619
Total securities	$490,434	$512,251	$550,189

The following table sets forth, by contractual maturity, the amortized cost and weighted average yield of debt securities available for sale at December 31, 2007. Although the mortgage-backed securities are listed by contractual maturity, the effective maturity is significantly shorter due to regular scheduled payments and prepayments of principal. Yields on tax-exempt securities represent tax equivalent yields, net of premium amortization and discount accretion (dollars in thousands):

			U.S. Government				States and Political
	Corporate		Sponsored Entities		Mortgage-backed		Subdivisions
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Within 1 year	$9,449	3.90%	$104,390	3.35%	$—	—%	$816	3.62%
After 1 year but within 5 years	26,043	4.03%	89,303	3.73%	13,118	4.16%	8,310	4.39%
After 5 years but within 10 years	—	—%	1,500	4.50%	55,217	4.86%	879	5.32%
After 10 years	8,574	6.35%	—	—%	138,967	4.83%	3,913	5.82%
Total	$44,066	4.45%	$195,193	3.53%	$207,302	4.79%	$13,918	4.80%

The weighted average yield on preferred stock was 4.50% at December 31, 2007. Income on Federal Home Loan Bank stock is dependent on the declaration of dividends by the Federal Home Loan Bank.

The following table sets forth, by contractual maturity, the amortized cost and weighted average yield of securities held to maturity at December 31, 2007. Although the mortgage-backed securities are listed by contractual maturity, the effective maturity is significantly shorter due to regular scheduled payments and prepayments of principal. Yields on tax-exempt securities represent tax equivalent yields, net of premium amortization and discount accretion (dollars in thousands):

			States and Political
	Mortgage-backed		Subdivisions
		Weighted		Weighted
	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield
Within 1 year	$—	—%	$618	7.51%
After 1 year but within 5 years	—	—%	6,330	6.68%
After 5 years but within 10 years	—	—%	2,645	7.07%
After 10 years	11,450	4.79%	3,033	6.13%
Total	$11,450	4.79%	$12,626	6.67%

No securities holdings of a single issuer, other than U.S. government sponsored entities, exceed 10% of shareholders’ equity of the Company at December 31, 2007. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Approximately $129.3 million of securities are callable in 2008. Most of these callable securities were issued by U.S. government sponsored entities.

Loan Portfolio

The following table sets forth the major loan categories at December 31 (dollars in thousands):

	2007	2006	2005	2004	2003
Commercial	$279,916	$282,826	$276,898	$267,799	$270,220
Consumer	5,653	6,821	7,501	7,552	10,040
Indirect automobile	8,559	13,855	24,939	38,651	60,929
Real estate
Residential	224,755	177,885	160,902	146,259	135,776
Commercial	249,836	232,865	225,794	207,978	217,865
Home equity	272,098	240,720	229,514	237,622	205,272
Construction	182,329	197,528	165,484	135,264	171,975
Held for sale	350	—	140	329	989
Credit card	11,191	10,375	10,545	14,682	14,872
Other	1,153	1,660	711	516	697
Total	1,235,840	1,164,535	1,102,428	1,056,652	1,088,635
Allowance for loan losses	(9,269)	(10,650)	(10,681)	(10,527)	(14,420)
Loans, net	$1,226,571	$1,153,885	$1,091,747	$1,046,125	$1,074,215

The following table sets forth the maturity and interest rate sensitivity of selected loan categories at December 31, 2007 (dollars in thousands):

	Remaining Maturity
	One year	One to	Over
	or less	five years	five years	Total
Real estate-construction	$174,350	$2,119	$5,860	$182,329
Other loans	390,319	287,354	375,838	1,053,511
Total	$564,669	$289,473	$381,698	$1,235,840

Variable rate	$545,929	$176,053	$47,532	$769,514
Fixed rate	18,740	113,420	334,166	466,326
Total	$564,669	$289,473	$381,698	$1,235,840

Nonperforming Loans

The following table sets forth the aggregate amount of nonperforming loans and selected ratios at December 31 (dollars in thousands):

	2007	2006	2005	2004	2003
Loans past due 90 days or more still on accrual	$480	$319	$1,665	$1,036	$380
Nonaccrual loans	2,297	1,131	533	3,815	15,008
Total nonperforming loans	2,777	1,450	2,198	4,851	15,388
Other real estate	824	351	210	3,156	1,266
Total nonperforming assets	$3,601	$1,801	$2,408	$8,007	$16,654
Nonperforming loans as a percent of total loans	0.2%	0.1%	0.2%	0.5%	1.4%
Nonperforming assets as a percent of total assets	0.2%	0.1%	0.1%	0.5%	1.0%

The Company’s general policy is to discontinue accruing interest on a loan when it becomes 90 days past due or, on an earlier date, if management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of principal or interest is doubtful. In some circumstances a loan that is more than 90 days past due can remain on accrual status if it is fully secured and in process of collection. When a loan has been placed on nonaccrual, interest earned but not collected is charged back to interest income. When payments are received on nonaccrual loans, the payment is first applied to principal, then to interest income and finally to expenses incurred for collection. Interest income received on nonaccrual loans was immaterial for the years presented above. Potential problem loans are loans included on a watch list presented to the board of directors that do not meet the definition of a nonperforming loan. Our decision to include performing loans on a watch list does not necessarily mean that we expect losses to occur or that we believe these loans to be impaired, rather, that we believe a higher degree of monitoring is appropriate for these loans. Potential problem loans as of December 31, 2007 were $16.9 million.

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

The following table sets forth the activity in the allowance for loan losses for the years ended and at December 31 (dollars in thousands):

	2007	2006	2005	2004	2003
Allowance for loan losses at beginning of period	$10,650	$10,681	$10,527	$14,420	$13,847
Loan charge-offs
Commercial	1,446	72	1,250	3,936	1,408
Consumer	17	5	12	31	19
Indirect automobile	37	62	79	113	186
Real estate
Residential	—	—	—	—	—
Commercial	—	—	—	164	48
Home equity	275	11	—	12	9
Construction	—	—	—	—	—
Credit card	210	196	192	236	195
Other	61	72	56	72	82
Total loan charge-offs	2,046	418	1,589	4,564	1,947
Loan recoveries
Commercial	129	144	252	315	227
Consumer	5	6	4	3	12
Indirect automobile	59	37	47	65	73
Real estate
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Home equity	—	—	—	—	—
Construction	—	—	—	—	—
Credit card	91	39	57	73	56
Other	6	11	8	15	2
Total loan recoveries	290	237	368	471	370
Net loan charge-offs	1,756	181	1,221	4,093	1,577
Provision for loan losses	375	150	1,375	200	2,150
Allowance for loan losses at end of period	$9,269	$10,650	$10,681	$10,527	$14,420

Allowance for loan losses to total loans	0.75%	0.91%	0.97%	1.00%	1.33%
Net charge-offs to average total loans	0.15%	0.02%	0.11%	0.39%	0.14%

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

Estimated losses for categories of homogeneous loan types are generally made on an aggregate basis (dollars in thousands).

	2007		2006		2005		2004		2003
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Commercial	$4,038	22.6%	$7,151	24.3%	$6,616	25.1%	$6,131	25.3%	$10,491	24.8%
Consumer (1)	193	0.6%	179	0.7%	154	0.7%	163	0.7%	64	1.0%
Indirect automobile	42	0.7%	60	1.2%	117	2.3%	189	3.7%	256	5.6%
Real estate
Residential (2)	675	18.2%	285	15.3%	354	14.6%	366	13.9%	260	12.6%
Commercial	1,249	20.2%	489	20.0%	609	20.5%	624	19.7%	523	20.0%
Home equity	926	22.0%	746	20.7%	826	20.8%	856	22.5%	432	18.9%
Construction	1,607	14.8%	1,481	16.9%	1,489	15.0%	1,637	12.8%	1,892	15.8%
Credit card	250	0.9%	242	0.9%	258	1.0%	302	1.4%	326	1.3%
Unallocated	289	—%	17	—%	258	—%	259	—%	176	—%
Total	$9,269	100.0%	$10,650	100.0%	$10,681	100.0%	$10,527	100.0%	$14,420	100.0%

(1)   Consumer loans include consumer and other loans.

(2)   Residential real estate loans include real estate loans - held for sale.

Deposits

The following table sets forth by category average daily deposits and interest rates for the years ended December 31 (dollars in thousands):

	2007		2006		2005
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand-noninterest-bearing	$145,314	—%	$152,423	—%	$150,280	—%
NOW	306,680	0.9%	315,209	0.9%	320,357	0.4%
Money market checking	290,610	4.3%	254,492	4.2%	230,527	2.6%
Savings	359,173	1.8%	398,013	2.2%	435,022	1.6%
Time deposits
Less than $100,000	393,708	4.7%	381,062	4.2%	341,123	3.4%
$100,000 and greater	164,785	4.9%	154,178	4.5%	121,928	3.6%
Total	$1,660,270	2.9%	$1,655,377	2.7%	$1,599,237	1.9%

The following table sets forth by maturity time deposits $100,000 and greater at December 31 (dollars in thousands):

2007
Within 3 months	$57,453
After 3 months but within 6 months	38,684
After 6 months but within 12 months	43,178
After 1 year but within 5 years	32,604
Over 5 years	—
Total	$171,919

Return on Equity and Assets and Other Financial Ratios

The following table sets forth selected financial ratios at and for the years ended December 31:

	2007	2006	2005
Return on average total assets	1.26%	1.38%	1.43%
Return on average shareholders’ equity (GAAP) (1)	24.04%	27.05%	26.62%
Return on average shareholders’ equity plus common stock in ESOP subject to contingent repurchase obligation (non-GAAP) (1)	14.83%	16.83%	17.05%
Cash dividends declared to net income	92.36%	85.30%	84.85%
Average shareholders’ equity (GAAP) (1)	5.24%	5.09%	5.38%
Average shareholders’ equity plus common stock in ESOP subject to contingent repurchase obligation to average total assets (non-GAAP) (1)	8.49%	8.18%	8.40%

(1)          See Note 7 to the Company’s consolidated financial statements and the section entitled “Non-GAAP Financial Measures” on page 35 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2007 (attached as Exhibit 13 hereto). This presentation is consistent with the Company’s belief that it is unlikely that the Company would be required to satisfy the contingent repurchase obligation.

ITEM 1A.     RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, shareholders, prospective investors and other interested parties should carefully consider the following risk factors:

The Company must effectively manage its credit risk.

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. The Company attempts to minimize its credit risk through prudent loan application approval procedures, careful monitoring of the concentration of its loans within specific industries and periodic independent reviews of outstanding loans by its credit review department. However, the Company cannot ensure that its approval and monitoring procedures effectively manage its credit risks. Should the economic climate worsen, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the allowance for loan losses which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s allowance for loan losses may prove to be insufficient to absorb probable incurred credit losses.

The Company’s estimate of the level of allowance for loan losses requires management to apply significant judgment. The Company establishes its allowance for loan losses in consultation with management and maintains it at a level considered adequate by management to absorb probable incurred credit losses in the loan portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond the Company’s control, and such losses may exceed current estimates. At December 31, 2007, the Company’s allowance for loan losses as a percentage of total loans was 0.75% and as a percentage of total nonperforming loans was approximately 334%. Although management believes that the allowance for loan losses is adequate to absorb probable incurred credit losses in the Company’s loan portfolio, the Company cannot predict loan losses with certainty, and the Company cannot assure you that its allowance for loan losses will prove sufficient to cover actual loan losses. Loan losses in excess of its allowance for loan losses may adversely affect the Company’s business, financial condition and results of operations.

The Company’s business is concentrated in, and dependent upon the continued growth and prosperity of, the western suburbs of Chicago.

The Company and its operating subsidiaries operate primarily in the western suburbs of Chicago, and as a result, the Company’s business, financial condition and results of operations are subject to changes in the economic conditions in this area. The Company has developed a strong presence in the counties it serves, with particular concentration in DuPage County, and surrounding counties. Based upon the 2000 census, these counties together represent a market of more than 1.8 million people. The Company’s success depends upon the business activity, population, income levels, deposits and real estate activity in this market. Although the Company’s customers’ business and financial interests may extend well beyond its market area, adverse economic conditions that affect its specific market area could reduce the Company’s growth rate, affect the ability of its customers to repay their loans and generally affect the Company’s business, financial condition and results of operations. Because of this geographic concentration, the Company is less able to diversify its credit risks across multiple markets than other regional or national financial institutions.

The Company faces intense competition in all aspects of its business from other banks and financial institutions.

The banking and financial services business in its market is highly competitive. The Company’s competitors include large regional banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions and other non-bank financial service providers. Increased competition in the Company’s market may result in a decrease in the amounts of its loans and deposits, reduced spreads between loan rates and deposit rates or loan terms that are more favorable to the borrower. Any of these results could have a material adverse effect on the Company’s ability to grow and remain profitable. If increased competition causes the Company to significantly discount the interest rates it offers on loans or increase the amount it pays on deposits, net interest income could be adversely impacted. If increased competition causes the Company to modify its underwriting standards, it could be exposed to higher losses from lending activities. Additionally, many of the Company’s competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the Company can offer.

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

The Company’s loan portfolio has a significant concentration of real estate loans, which are exposed to weaknesses in the U.S. and local housing markets and overall state of the economy.

Real estate lending (including home equity, commercial, construction and residential) is a large portion of the Company’s loan portfolio. These categories represent $929.0 million, or approximately 75.2% of the Company’s total loan portfolio as of December 31, 2007. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located, and adverse developments affecting real estate values in one or more of the Company’s markets could increase the credit risk associated with its loan portfolio. Additionally, construction and commercial real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or the Company may negatively impact the future cash flow and market values of the affected properties.

If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then the Company may not be able to realize the amount of security that it anticipated at the time of originating the loan, which could cause the Company to increase its provision for loan losses and adversely affect its business, financial condition and results of operations. The recent weakness in the U.S. and local housing markets and the overall economy has lead to declines in home prices in many markets. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of job losses, interest rate resets on adjustable rate mortgage loans or other factors could have continued adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which could adversely affect the Company’s business, financial condition and results of operations.

The Company’s construction loans are based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate and the Company may be exposed to more losses on these construction loans than on other loans.

At December 31, 2007, construction loans, including land acquisition and development, totaled $182.3 million, or 14.8%, of the Company’s total loan portfolio. Construction and land acquisition and development lending involve additional risks because funds are advanced based upon values associated with the completed project, which is uncertain. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If the Company’s appraisal of the anticipated value of the completed project proves to be overstated, the Company may have inadequate security for the loan.

Commercial loans also make up a significant portion of the Company’s loan portfolio.

Commercial loans were approximately $279.9 million (excluding $249.8 million of commercial real estate loans), or approximately 22.6% of the Company’s total loan portfolio as of December 31, 2007. The Company’s commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, equipment or real estate. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if a guarantee is obtained. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

The Company may experience difficulties in managing its growth, and its growth strategy involves risks that may negatively impact net income.

The Company has pursued and continues to pursue an internal growth strategy, the success of which will depend primarily upon generating an increasing level of loans and deposits at acceptable risk levels without corresponding increases in non-interest expenses. The Company’s growth strategy has been to operate out of a number of branches. The Company may establish other new branches and product areas, expand into new markets or make strategic acquisitions of other financial institutions, which may require significant upfront investments in technology, personnel and site locations. There can be no assurance that the Company will be successful in continuing its growth strategy and in continuing to improve or maintain its net income by leveraging its non-interest expenses.

The Company may expand into additional communities or attempt to strengthen its position in its current markets by undertaking additional branch openings. The Company currently anticipates opening one new branch in Will County and its first limited service branch in Cook County during 2008. Based on management’s experience, management believes that it generally takes up to two years for new banking facilities to first achieve operational profitability, due to the impact of overhead expenses and the start-up phase of generating loans and deposits. To the extent that the Company undertakes additional branching, it is likely to continue to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on the Company’s levels of reported net income, return on average equity and return on average assets.

The Company may also acquire banks and related businesses that management believes provide a strategic fit with the Company’s business. To the extent that the Company grows through acquisitions, it may not be able to adequately and profitably manage this growth. Acquiring other banks and businesses will involve similar risks to those commonly associated with branching, but may also involve additional risks, including:

•                  potential exposure to unknown or contingent liabilities of banks and businesses the Company acquires;

•                  exposure to potential asset quality issues of the acquired bank or related business;

•                  difficulty and expense of integration the operation and personnel of banks and businesses the Company acquires; and

•                  the possible loss of key employees and customers of the banks and businesses the Company acquires.

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

The Company’s ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside its control, and on its financial performance. Accordingly, the Company cannot assure you of its ability to raise additional capital, if needed, on terms acceptable to the Company. If the Company cannot raise additional capital when needed, its ability to further expand its operations through internal growth and acquisitions could be materially impaired.

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

The Company and its subsidiaries are subject to examination and challenges by taxing authorities, and the Company’s effective tax rates may be adversely affected by changes in federal and state tax laws.

The Company’s effective tax rates may be adversely affected by changes in federal or state tax laws, regulations and agency interpretations. Tax laws are complex and subject to different interpretations by the taxpayer and the various taxing authorities. Management makes certain judgments and estimates about the application of these inherently complex laws when determining the provision for income taxes. Federal and state taxing authorities have recently become increasingly aggressive in challenging tax positions taken by financial institutions, including positions that may be taken by the Company. During the preparation of the Company’s tax returns, management makes reasonable interpretations of the tax laws which are subject to challenge upon audit by the tax authorities. These interpretations are also subject to reinterpretation based on management’s ongoing assessment of facts and evolving case law.

A recent change in Illinois law may adversely affect the Company’s operating results and financial condition. Under current tax law, the Company enjoys favorable tax treatment with respect to dividends it receives from its captive real estate investment trust, or REIT. A recent change in Illinois law relating to the deductibility of REIT dividends will eliminate the tax benefit beginning January 1, 2009, which will likely increase the Company’s effective tax rate beginning in that year.

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

West Suburban’s ability to pay dividends on its common stock largely depends on its receipt of dividends from the Bank. The amount of dividends that the Bank may pay to West Suburban is limited by federal and state laws and regulations relating to financial institutions. As of December 31, 2007, approximately $3.8 million was available to be distributed as dividends by the Bank to West Suburban while remaining a “well-capitalized” institution. However, the Federal Deposit Insurance Company may restrict the payment of dividends by the Bank. In addition, West Suburban and the Bank may decide to limit the payment of dividends even when they have the legal ability to pay them in order to retain earnings for use in their businesses.

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

The information technology systems and network infrastructure the Company uses could be vulnerable to unforeseen problems. The Company’s operations are dependent upon its ability to protect its information technology equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in the Company’s operations could have a material adverse effect on its business, financial condition and results of operations. System break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through the Company’s information technology systems and network infrastructure, which may result in significant liability to the Company and may cause existing and potential customers to refrain from doing business with it. Although the Company, with the help of third-party service providers, intends to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful. In addition, advances in information technology capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms the Company and its third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

If Visa Inc. is unable to consummate its initial public offering on the terms currently contemplated, the Company will not receive expected proceeds from such offering.

Visa Inc. filed a registration statement with the Securities and Exchange Commission on November 9, 2007 to sell common stock in an initial public offering. If Visa Inc.’s offering is successfully completed, management currently anticipates that the Company, as a selling stockholder, will receive proceeds from the offering. Visa Inc. may not be able to complete an initial public offering on the terms currently contemplated by its registration statement or at all. If the number of shares or the price per share of Visa Inc.’s offering are less than Visa Inc. currently anticipates selling or if the offering is not completed, the Company may not realize proceeds sufficient to cover the indemnity liabilities accrued in 2007 in respect of Visa USA, Inc.’s litigation matters.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                        PROPERTIES

West Suburban and the Bank occupy a total of approximately 264,300 square feet in 34 full-service branches, four limited-service branches and six departments providing insurance, financial and other services. West Suburban’s principal office is located in approximately 32,500 square feet of office space at 711 South Meyers Road, Lombard, Illinois. As indicated below, the Bank also operates its principal office as a branch. Travel With West Suburban, West Suburban Bank Land Trust, West Suburban Financial Services and West Suburban Insurance Services, Inc. are located at 711 South Meyers Road. West Suburban Bank VISA is located at 701 South Meyers Road. The Prepaid Solutions Group’s principal office is located at 17W754 22nd Street.

The following table sets forth certain information concerning the branches of the Bank as of December 31, 2007:

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

ITEM 3.                        LEGAL PROCEEDINGS

There are no material pending legal proceedings to which West Suburban or the Bank is a party other than routine litigation incidental to their respective businesses.

Not withstanding the foregoing, beginning on June 22, 2005, a series of antitrust class action lawsuits were filed against Visa USA Inc., and certain other defendants. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claim that the interchange fees charged by card-issuing banks are unreasonable and seek injunctive relief and unspecified damages. The cases have been consolidated for pretrial proceedings in the U.S. District Court for the Eastern District of New York. The Company, as a member of the Visa network and pursuant to the bylaws of Visa USA Inc. and the Loss Sharing Agreement discussed in Note 8 to the Consolidated Financial Statements of the Company’s 2007 Annual Report to Shareholders (attached as Exhibit 13 hereto), is obligated to indemnify Visa for certain losses related to these litigation matters.

ITEM 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

West Suburban’s authorized and outstanding equity securities consist of common stock, no par value.

West Suburban hereby incorporates by reference the information called for by Item 5 of this Form 10-K from the sections entitled “Common Stock, Book Value and Dividends” and “Stock Performance Presentation” on page 4 and page 33, respectively, of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2007 (attached as Exhibit 13 hereto). The Company’s ability to pay dividends to shareholders is largely dependent upon dividends it receives from the Bank, which is subject to regulatory limitations on the amount of cash dividends it may pay. See “Business — Supervision and Regulation — The Company — Dividend Payments” and “Business — Supervision and Regulation — The Bank — Dividend Payments” for a more detailed description of theses limitations.

West Suburban’s common stock is not traded on any national or regional exchange. While there is no established trading market for West Suburban’s common stock, West Suburban is aware that from time to time limited or infrequent quotations are made with respect to West Suburban’s common stock and that there occurs limited trading in West Suburban’s common stock resulting from private transactions not involving brokers or dealers. Transactions in West Suburban’s common stock have been infrequent. As of February 1, 2008, West Suburban had 432,495 shares of common stock outstanding held by 1,148 shareholders of record. Management is aware of 22 transactions during 2007 involving the sale, in the aggregate, of 1,084 shares of West Suburban’s common stock, and 24 transactions during 2006 involving the sale, in the aggregate, of 2,488 shares of West Suburban’s common stock. The average sale price of transactions in 2007 and 2006 was $702.87 and $656.03 per share, respectively.

ITEM 6.          SELECTED FINANCIAL DATA

West Suburban hereby incorporates by reference the information called for by Item 6 of this Form 10-K from the section entitled “Selected Financial Data” on page 34 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2007 (attached as Exhibit 13 hereto).

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

West Suburban hereby incorporates by reference the information called for by Item 7 of this Form 10-K from the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 37 through 45 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2007 (attached as Exhibit 13 hereto).

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

West Suburban hereby incorporates by reference the information called for by Item 7A of this Form 10-K from the Interest Rate Sensitivity section included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 37 through 45 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2007 (attached as Exhibit 13 hereto).

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

West Suburban hereby incorporates by reference the information called for by Item 8 of this Form 10-K from the Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 6 through 30 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2007 (attached as Exhibit 13 hereto).

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2007. Based on that evaluation, the Company’s Chairman and Chief Executive Officer and the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified.

There have been no significant changes in the Company’s internal control over financial reporting that have affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

West Suburban’s management report on internal control over financial reporting is set forth in, and West Suburban hereby incorporates by reference, the section entitled “Management’s Report on Internal Control over Financial Reporting” on page 31 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2007 (attached as Exhibit 13 hereto).

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In addition, and as a supplement to the information provided under the caption “Executive Officers of West Suburban” in Part I of this Form 10-K, West Suburban hereby incorporates by reference the information called for by Item 10 of this Form 10-K regarding directors of West Suburban from the section entitled “Election of Directors” of West Suburban’s 2008 Proxy Statement.

Section 16(a) of the Exchange Act requires that the Company’s executive officers and directors and persons who own more than 10% of the Company’s Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the exchange on which West Suburban’s Common Stock is traded. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company’s review of the copies and forms furnished to the Company and, if appropriate, representations made to the Company by any such reporting person concerning whether a Form 5 was required to be filed for the 2007 fiscal year, the Company is not aware that any of its directors and executive officers or 10% shareholders failed to comply with the filing requirements of Section 16(a) during 2007.

West Suburban adopted a code of ethics that applies to West Suburban’s principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. West Suburban’s code of ethics is available in the Shareholder Information section of West Suburban’s website, www.westsuburbanbank.com.

Since the date of West Suburban’s 2007 Proxy Statement, there have been no material changes to the procedures by which shareholders may recommend nominees to West Suburban’s Board of Directors.

ITEM 11.       EXECUTIVE COMPENSATION

West Suburban hereby incorporates by reference the information called for by Item 11 of this Form 10-K from the section entitled “Executive Compensation” of West Suburban’s 2008 Proxy Statement; provided, however, Report of the Compensation Committee on Executive Compensation is specifically not incorporated into this Form 10-K.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

West Suburban hereby incorporates by reference the information called for by Item 12 of this Form 10-K from the sections entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” of West Suburban’s 2008 Proxy Statement.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

West Suburban hereby incorporates by reference the information called for by Item 13 of this Form 10-K from the section entitled “Transactions with Directors, Officers and Associates” and “Corporate Governance and the Board of Directors” of West Suburban’s 2008 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

West Suburban hereby incorporates by reference the information called for by Item 14 of this Form 10-K from the section entitled “Accounting Fees and Services” of West Suburban’s 2008 Proxy Statement.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item (a)(1) and (2). Financial Statements

WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

The following audited Consolidated Financial Statements of West Suburban and its subsidiaries and related notes and report of independent registered public accounting firm are incorporated by reference from West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2007 (attached as Exhibit 13 hereto).

The following Condensed Financial Information-Parent Only is incorporated by reference from Note 13 to West Suburban’s audited Consolidated Financial Statements as set forth in West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2007 (attached as Exhibit 13 hereto).

Annual Report
Page No.
Condensed Balance Sheets — December 31, 2007 and 2006	28

Condensed Statements of Income — Years Ended December 31, 2007, 2006 and 2005	28

Condensed Statements of Cash Flows — Years Ended December 31, 2007, 2006 and 2005	29

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
Duane G. Debs
President and Chief Financial Officer

Date: March 11, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 11th day of March, 2008.

SIGNATURE		TITLE

/s/ Kevin J. Acker	3/11/2008	Chairman, Chief Executive Officer
Kevin J. Acker	Date	and Director

/s/ Duane G. Debs	3/11/2008	President, Chief Financial Officer,
Duane G. Debs	Date	Director and Principal Accounting
Officer

/s/ David S. Bell	3/11/2008	Director
David S. Bell	Date

/s/ Peggy P. LoCicero	3/11/2008	Director
Peggy P. LoCicero	Date

/s/ Charles P. Howard	3/11/2008	Director
Charles P. Howard	Date

The foregoing includes all of the Board of Directors of West Suburban.

INDEX TO EXHIBITS

Exhibit
Number	Description
2.1

Agreement and Plan of Merger dated January 8, 2008 among West Suburban, WSBI Acquisition Corporation and G.R. Bancorp, Ltd. — Incorporated by reference from exhibit 2.1 of Form 8-K of West Suburban dated January 8, 2008, under Commission File No. 0-17609.

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

3.6	Amended and Restated By-laws of West Suburban — Incorporated by reference from Exhibit 3.5 of Form 10-K of West Suburban dated March 21, 2003, under Commission File No. 0-17609.

4.1	Specimen of Common Stock certificate — Incorporated by reference from Exhibit 4.1 of Form 10-K of West Suburban dated March 14, 2006, under Commission File No. 0-17609.

10.1

Form of Amended Deferred Compensation Agreement between West Suburban and Messrs. Kevin J. Acker, Keith W. Acker, Duane G. Debs, Michael P. Brosnahan and Daniel P. Grotto — Incorporated by reference from Exhibit 10.1 of Form 10-K of West Suburban dated March 14, 2006, under Commission File No. 0-17609.

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

13	Annual Report to Shareholders of West Suburban for fiscal year ended December 31, 2007.

21	Subsidiaries of Registrant.

INDEX TO EXHIBITS

(continued)

Exhibit
Number	Description
31.1	Certification of Kevin J. Acker, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Duane G. Debs, President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule15d-14(a).

32.1	Certification of Kevin J. Acker, Chairman and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Duane G. Debs, President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.