Form 10-Q
period 2008-03-31
WEST SUBURBAN BANCORP INC
filed 2008-05-08
CIK 805080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 8, 2008, 432,495 shares of West Suburban common stock were outstanding.

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

•                                          Developments regarding the pending litigation involving VISA.

•                                          Credit risks and the risks from concentrations (by geographic area or industry) within the Company’s loan portfolio.

•                                          The failure of the Company’s Real Estate Investment Trust (“REIT”) to qualify as a REIT and the effects of such failure on the Company’s consolidated effective tax rate.

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

PART I

ITEM 1.      FINANCIAL STATEMENTS

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(UNAUDITED)

	March 31,	December 31,
	2008	2007
Assets
Cash and due from banks	$31,061	$32,183
Federal funds sold	930	1,000
Total cash and cash equivalents	31,991	33,183
Securities
Available for sale (amortized cost of $301,696 in 2008 and $461,100 in 2007)	304,275	459,405
Held to maturity (fair value of $205,323 in 2008 and $23,953 in 2007)	203,071	24,076
Federal Home Loan Bank stock	5,258	5,258
Total securities	512,604	488,739
Loans, less allowance for loan losses of $10,050 in 2008 and $9,269 in 2007	1,239,403	1,226,571
Bank-owned life insurance	37,001	37,283
Premises and equipment, net	43,479	43,097
Other real estate	824	824
Accrued interest and other assets	25,194	21,660
Total assets	$1,890,496	$1,851,357

Liabilities and shareholders’ equity
Deposits
Demand-noninterest-bearing	$135,228	$141,724
Interest-bearing	1,523,286	1,495,990
Total deposits	1,658,514	1,637,714
Federal funds purchased	8,000	—
Prepaid solutions cards	31,305	24,649
Accrued interest and other liabilities	27,397	27,526

Common stock in ESOP subject to contingent repurchase obligation	60,349	56,907

Shareholders’ equity
Common stock, no par value; 15,000,000 shares authorized; 432,495 shares issued and outstanding	3,457	3,457
Surplus	38,066	38,066
Retained earnings	122,591	121,360
Accumulated other comprehensive income (loss)	1,166	(1,415)
Amount reclassified on ESOP shares	(60,349)	(56,907)
Total shareholders’ equity	104,931	104,561
Total liabilities and shareholders’ equity	$1,890,496	$1,851,357

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Dollars in thousands, except per share data)

(UNAUDITED)

	2008	2007
Interest income
Loans, including fees	$19,689	$21,104
Securities
Taxable	4,788	4,634
Exempt from federal income tax	254	276
Federal funds sold	134	1,080
Total interest income	24,865	27,094

Interest expense
Deposits	10,088	12,081
Other	35	—
Total interest expense	10,123	12,081
Net interest income	14,742	15,013
Provision for loan losses	850	—
Net interest income after provision for loan losses	13,892	15,013

Noninterest income
Prepaid solutions cards	3,865	2,944
Service fees on deposit accounts	1,483	1,517
Debit card fees	521	469
Bank-owned life insurance	(364)	396
Net realized gains (losses) on securities transactions	19	(30)
Gain on redemption and interest in escrow fund of VISA stock	1,894	—
Other	1,010	1,033
Total noninterest income	8,428	6,329

Noninterest expense
Salaries and employee benefits	6,212	6,224
Prepaid solutions cards	2,874	1,891
Furniture and equipment	1,459	1,316
Occupancy	1,419	1,126
Advertising and promotion	477	416
Professional fees	550	313
Other	1,510	1,633
Total noninterest expense	14,501	12,919

Income before income taxes	7,819	8,423
Income tax expense	2,142	2,068
Net income	$5,677	$6,355

Total comprehensive income	$8,258	$7,478

Earnings per share	$13.13	$14.69
Average shares outstanding	432,495	432,495

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Dollars in thousands, except per share data)

(UNAUDITED)

	Common Stock and Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2007	$41,523	$119,572	$(5,751)	$(60,009)	$95,335

Comprehensive income
Net income		6,355			6,355
Change in unrealized gain (loss) on available for sale securities, net of reclassification and tax effects			1,123		1,123
Total comprehensive income					7,478
Cash dividends declared - $10.00 per share		(4,325)			(4,325)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation				(603)	(603)
Balance, March 31, 2007	$41,523	$121,602	$(4,628)	$(60,612)	$97,885

	Common Stock and Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2008	$41,523	$121,360	$(1,415)	$(56,907)	$104,561

Adjustment to initially apply EITF 06-04		(121)			(121)
Comprehensive income
Net income		5,677			5,677
Change in unrealized gain (loss) on available for sale securities, net of reclassification and tax effects			2,575		2,575
Change in post-retirement obligation, net of tax effects			6		6
Total comprehensive income					8,258
Cash dividends declared - $10.00 per share		(4,325)			(4,325)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation				(3,442)	(3,442)
Balance, March 31, 2008	$41,523	$122,591	$1,166	$(60,349)	$104,931

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Dollars in thousands)

(UNAUDITED)

	2008	2007
Cash flows from operating activities
Net income	$5,677	$6,355
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	875	831
Provision for loan losses	850	—
Deferred income tax benefit	(1,443)	(544)
Net premium amortization of securities	33	102
Net realized (gains) losses on securities transactions	(19)	30
Gain on redemption and interest in escrow fund of VISA stock	(1,894)	—
Decrease (increase) in cash surrender value of bank-owned life insurance	364	(396)
Amortization of deferred loan fees	20	98
Net gains on sales of loans held for sale	(5)	(7)
Sales of loans held for sale	521	1,081
Origination of loans held for sale	(445)	(1,383)
Net gains on sales of premises and equipment	—	(2)
Net gains on sales of other real estate	—	(2)
Decrease (increase) in accrued interest and other assets	1,009	(61)
(Decrease) increase in accrued interest and other liabilities	(240)	4,266
Net cash provided by operating activities	5,303	10,368
Cash flows from investing activities
Securities available for sale
Sales	54,258	470
Maturities, calls and redemptions	106,988	17,578
Purchases	(4,800)	(5,433)
Securities held to maturity
Maturities and calls	1,716	9,624
Purchases	(180,676)	—
Net increase in loans	(13,773)	(5,465)
Investment in bank-owned life insurance policies	(82)	(1,076)
Purchases of premises and equipment	(1,257)	(2,410)
Sales of premises and equipment	—	2
Sales of other real estate	—	192
Net cash (used in) provided by investing activities	(37,626)	13,482
Cash flows from financing activities
Net increase in deposits	20,800	22,930
Net increase in federal funds purchased	8,000	—
Net increase in prepaid solutions cards	6,656	1,153
Dividends paid	(4,325)	(4,325)
Net cash provided by financing activities	31,131	19,758
Net (decrease) increase in cash and cash equivalents	(1,192)	43,608
Beginning cash and cash equivalents	33,183	124,029
Ending cash and cash equivalents	$31,991	$167,637

Supplemental disclosures
Cash paid for interest	$10,069	$11,069
Other real estate acquired through loan foreclosure	—	190
Due from broker on sale of securities	4,008	—

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

Note 2 - Securities

At March 31, 2008 and December 31, 2007, the carrying values of securities are as follows:

	March 31, 2008	December 31, 2007
Securities available for sale
Corporate	$40,768	$42,588
U.S. government sponsored entities	54,374	194,494
Mortgage-backed	195,186	207,822
States and political subdivisions	13,397	13,880
Total debt securities	303,725	458,784
Preferred stock	550	621
Total securities available for sale	304,275	459,405

Securities held to maturity
U.S. government sponsored entities	28,079	—
Mortgage-backed	157,489	11,450
States and political subdivisions	17,503	12,626
Total securities held to maturity	203,071	24,076
Federal Home Loan Bank stock	5,258	5,258
Total securities	$512,604	$488,739

During the quarter ended March 31, 2008, the Company purchased approximately $185.5 million in securities and designated approximately $180.7 million of those securities as held to maturity, thus significantly increasing the percentage of securities classified as held to maturity.

Sales of securities available for sale were as follows during the quarter ended March 31:

	2008	2007
Proceeds from sales	$58,266	$470
Gross realized gains	35	—
Gross realized losses	(16)	(30)

During the quarter ended March 31, 2008, there were no securities that were transferred from the available for sale to the held to maturity category or vice versa.

Securities with unrealized losses for the periods ended March 31, 2008 and December 31, 2007 are presented below by the length of time the securities have been in a continuous unrealized loss position:

	March 31, 2008
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate	$2,962	$517	$23,028	$1,733	$25,990	$2,250
Mortgage-backed	30,544	115	11,691	99	42,235	214
States and political subdivisions	5,847	81	1,606	11	7,453	92
Preferred stock	550	71	—	—	550	71
Total temporarily impaired	$39,903	$784	$36,325	$1,843	$76,228	$2,627

	December 31, 2007
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate	$7,769	$809	$34,728	$764	$42,497	$1,573
U.S. government sponsored entities	—	—	165,712	833	165,712	833
Mortgage-backed	8,775	240	65,677	919	74,452	1,159
States and political subdivisions	2,903	51	10,448	87	13,351	138
Total temporarily impaired	$19,447	$1,100	$276,565	$2,603	$296,012	$3,703

Debt securities in an unrealized loss position for greater than 12 months (all of which represented corporate securities with investment grade ratings or securities issued or guaranteed by U.S. government sponsored entities) totaled $36.3 million and the related unrealized loss totaled $1.8 million as of March 31, 2008. In accordance with U.S. generally accepted accounting principles, unrealized losses on debt securities are not recognized if management has the intent and ability to hold the securities until their maturity date and no concerns exist with the respect to the ability of the issuer to satisfy its obligations at maturity. Management believes that the value of the debt securities with unrealized losses will recover as the securities approach their maturity date and/or repricing date. At March 31, 2008, preferred stock with an amortized cost of $.6 million had unrealized losses for a continuous period of less than twelve months and the amount of the unrealized losses as of that date was $.1 million. Management recorded an impairment charge on the preferred stock during the fourth quarter of 2007. Management believes that the unrealized loss is temporary. The Company has both the intent and ability to hold the investment until such recovery occurs. The preferred stock is issued by the Federal Home Loan Mortgage Corporation. Management does not believe any individual unrealized loss as of March 31, 2008 represents other than temporary impairment.

Note 3 - Financial Instruments with Off-Balance Sheet Risk

Unused lines of credit and other commitments to extend credit not reflected in the financial statements are as follows:

	March 31, 2008			December 31, 2007
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commercial loans and lines of credit	$1,136	$234,373	$235,509	$1,274	$228,725	$229,999
Check credit lines of credit	1,038	—	1,038	1,077	—	1,077
Mortgage loans	7,904	8,076	15,980	7,802	884	8,686
Home equity lines of credit	—	175,453	175,453	—	180,918	180,918
Letters of credit	—	21,973	21,973	—	17,663	17,663
Credit card lines of credit	—	41,260	41,260	—	40,528	40,528
Total	$10,078	$481,135	$491,213	$10,153	$468,718	$478,871

Fixed rate commercial loan commitments at March 31, 2008 had interest rates ranging from 5.75% to 9.00% with terms ranging from less than 1 year to 5 years. Fixed rate mortgage loan commitments at March 31, 2008 had interest rates ranging from 5.875% to 6.75% with terms of 30 years. Fixed rate check credit lines of credit had interest rates of 18.00% at March 31, 2008.

Note 4 - Common Stock in ESOP Subject to Contingent Repurchase Obligation

At March 31, 2008 and December 31, 2007, the Employee Stock Ownership Plan (the “ESOP”) held 87,717 and 86,617 shares of West Suburban common stock, respectively. Upon termination of their employment, participants who elect to receive their benefit distributions in the form of West Suburban common stock may require the Company to purchase the common stock distributed at fair value during two 60-day periods. The first purchase period begins on the date the benefit is distributed and the second purchase period begins on the first anniversary of the distribution date. This contingent repurchase obligation is reflected in the Company’s financial statements as “Common stock in ESOP subject to contingent repurchase obligation” and reduces shareholders’ equity by an amount that represents the independently appraised fair value of all West Suburban common stock held by the ESOP and allocated to participants, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares.

Note 5 - New Accounting Pronouncements

Adoption of New Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value and expands required disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, Effective Date of SFAS 157.  This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities (except those that are recognized or disclosed at fair value on a recurring basis (at least annually)) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The adoption of SFAS 157 did not have a material impact on the Company’s financial condition or results of operations. Please refer to Note 6 for disclosures from the adoption of SFAS 157.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 was effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities upon adoption on January 1, 2008.

In September 2006, the FASB Emerging Issues Task Force (the “EITF”) finalized Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the postretirement benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. On January 1, 2008, the Company recorded a cumulative effect adjustment to reduce beginning retained earnings as of January 1, 2008 by $121.

Effect of Newly Issued but not Effective Accounting Pronouncements

On November 5, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings.” Previously, SAB 105, “Application of Accounting Principles to Loan Commitments,” stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of the SAB 109 was not material to the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS 141R, “Business Combinations.” SFAS 141R replaces the current standard on business combinations and will significantly change the accounting for and reporting of business combinations in consolidated financial statements. This statement requires an entity to measure the business acquired at fair value and to recognize goodwill attributable to any noncontrolling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer.  The statement will also result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value.  In addition, the statement will result in payments to third parties for consulting, legal, and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination.  SFAS 141R is effective for fiscal years beginning on or after December 15, 2008.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities an Amendment of FASB Statement No. 133.”  SFAS 161 amends SFAS 133 by requiring expanded disclosures about an entity’s derivative instruments and hedging activities, but does not change SFAS 133’s scope or accounting.  This statement requires increased qualitative, quantitative, and credit-risk disclosures.  SFAS 161 also amends SFAS 107 to clarify that derivative instruments are subject to SFAS 107’s concentration-of-credit-risk disclosures.  SFAS 161 is effective for fiscal years beginning on or after November 15, 2008.

Note 6 - Fair Value

SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1:    Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2:    Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3:    Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing (Level 2 inputs), which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2008 Using
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Available for sale securities	$304,275	$550	$303,725

The following represent impairment charges recognized during the period:

		Fair Value Measurements at March 31, 2008 Using
	March 31, 2008	Significant Other Observable Inputs (Level 2)
Assets
Impaired loans	$5,448	$5,448

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $5,448 and $2,685 at March 31, 2008 and December 31, 2007, respectively.  The valuation allowance on impaired loans was $1,440 and $421 as of March 31, 2008 and December 31, 2007, respectively.  During the three months ended March 31, 2008, the reserve on impaired loans increased by $1,019.

Note 7 - Retirement Benefits

During 2007, the Bank established the West Suburban Bank 401(k) Profit Sharing Plan (the “401(k) Plan”), which is anticipated to serve as the Company’s principal retirement plan. The 401(k) Plan was established to address the limited availability of West Suburban common stock for acquisition by the ESOP and to offer participants an avenue to diversify their retirement savings.

The ESOP provides incentives to employees by granting participants an interest in West Suburban common stock, which represents the ESOP’s primary investment. An individual account is established for each participant and the benefits payable upon retirement, termination, disability or death are based upon service, the amount of the employer’s contributions and any income, expenses, gains and losses and forfeitures allocated to the participant’s account.

The Company also maintains a noncontributory postretirement benefit plan covering certain senior executives. The plan provides postretirement medical, dental and long term care coverage for certain executives and their surviving spouses. The eligible retirement age under the plan is age 62 and the plan is unfunded. Net postretirement benefit costs are summarized in the following table (dollars in thousands):

	Three Months Ended
	March 31,
	2008	2007
Service cost	$9	$7
Interest cost	13	10
Amortization of prior service cost	5	5
Recognized net actuarial gain	5	2
Net periodic benefit cost	$32	$24

Note 8 - Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and in Illinois.  The Company is no longer subject to examination by the U.S. federal tax authorities or by Illinois tax authorities for years prior to 2004.

The Company adopted the provisions of FASB Interpretation (“FIN”) 48 on January 1, 2007.  As a result of the implementation of FIN 48, the Company was not required to recognize any additional liability for unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
Balance at January 1,	$1,500	$1,030
Additions based on tax positions related to the quarter	128	109
Balance at March 31,	$1,628	$1,139

Of this total, $1,181 and $818 as of March 31, 2008 and 2007, respectively, represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The total amount of interest and penalties recorded in the income statement for the period ended March 31, 2008 and 2007 was $42 and $24 respectively, and the amount accrued for interest and penalties at March 31, 2008 and 2007 was $348 and $219, respectively.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

The Company’s financial statements are prepared in conformity with accounting principles generally accepted in the U.S. These accounting principles, which can be complex, are significant to the Company’s financial condition and results of operations and require management to apply significant judgment with respect to various accounting, reporting and disclosure matters. Management must use estimates, assumptions and judgments to apply these principles where actual measurements are not possible or practical. These estimates, assumptions and judgments are based on information available as of the date of this report and, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of West Suburban’s Board of Directors. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction the Company’s Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements included in this quarterly report.

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

Income Taxes.  The Company is subject to income tax laws of the U.S. and the State of Illinois. These laws are complex and subject to different interpretations by the taxpayer and the various taxing authorities. Management makes certain judgments and estimates about the application of these inherently complex laws when determining the provision for income taxes. Federal and state taxing authorities have recently become increasingly aggressive in challenging tax positions taken by financial institutions, including positions that may be taken by the Company. During the preparation of the Company’s tax returns, management makes reasonable interpretations of the tax laws which are subject to challenge upon audit by the tax authorities. These interpretations are also subject to reinterpretation based on management’s ongoing assessment of facts and evolving case law.

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

Temporary Decline in Fair Value of Securities. Under current accounting rules, declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses. In determining whether an unrealized loss is considered other-than-temporary, management considers: the length of time and extent that fair value has been less than cost; the financial condition and near term prospects of the issuer; and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair values. In management’s view, the decline in market value of the securities that were below amortized cost at March 31, 2008 does not represent other-than-temporary impairment.

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

The following table presents the Company’s significant fixed and determinable contractual obligations and significant commitments by payment date as of March 31, 2008 (dollars in thousands). The payment amounts represent those amounts contractually due to the recipient and do not include any carrying value adjustments.

	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
Deposits without a stated maturity	$1,134,622	$—	$—	$—	$1,134,622
Time deposits	408,602	86,697	28,430	163	523,892
Operating leases	645	1,160	703	733	3,241
Prepaid solutions cards	31,305	—	—	—	31,305
Commitments to extend credit
Fixed rate					10,078
Variable rate					481,135

At March 31, 2008 and December 31, 2007, the ESOP held 87,717 and 86,617 shares of West Suburban common stock, respectively. Upon termination of their employment, participants who elect to receive their benefit distributions in the form of West Suburban common stock may require the Company to purchase the common stock distributed at fair value. A more detailed discussion concerning this obligation is presented in Note 4 to the Company’s Condensed Consolidated Financial Statements included in this report. At March 31, 2008 and December 31, 2007, this contingent repurchase obligation reduced shareholders’ equity by $60,349 and $56,907, respectively. The Company believes the ESOP will continue to have a sufficient amount of cash to distribute benefit payments to former employees and that the exercise of the rights of former employees to cause the Company to repurchase West Suburban common stock is unlikely.

Balance Sheet Analysis

Total Assets.  Total consolidated assets at March 31, 2008 increased 2.1% from December 31, 2007. This increase was primarily due to increased balances in the securities and loan portfolios, which was primarily funded by deposit growth.

Cash and Cash Equivalents. Cash and cash equivalents at March 31, 2008 decreased 3.6% from December 31, 2007 primarily due to a decrease in cash and due from banks. It is generally the Company’s practice to redeploy its cash and cash equivalents into higher earning assets such as securities and loans.

Securities. The Company’s securities portfolio increased 4.9% during the first three months of 2008. This increase was primarily due to significant investments in U.S. government sponsored entity issued mortgage-backed securities and was partially offset by maturities and sales of securities issued by U.S. government sponsored entities. The decision to purchase these securities was made in order to take advantage of historically wide spreads in the mortgage-backed securities sectors. The spreads in these sectors widened due to hedge funds being faced with margin calls which forced them to liquidate high quality assets which flooded the market with inventory. The purchases primarily focused on securities with mortgage collateral that were seasoned, had stable cash flows and possess strong FICO scores and conservative loan to value ratios. The Company manages its investment portfolio to maximize the return on invested funds within acceptable risk guidelines, to meet pledging and liquidity requirements, and to adjust balance sheet interest rate sensitivity to insulate net interest income against the impact of interest rate changes. During the first quarter of 2008, the Company classified new securities, which primarily consisted of amortizing mortgage-backed securities, as held to maturity at the time of purchase. This classification reflects the Company’s then current investment intent and allows the Company to maintain a steady level of cash flows and limit the effect of market risk on the Company’s financial statements. The Company will continue to monitor its level of available for sale and held to maturity securities and will classify new securities in the appropriate category at the time of purchase. During the first three months of 2008, the Company’s accumulated other comprehensive income increased $2.6 million to $1.2 million from a loss position of $1.4 million. This occurred due to a positive change in unrealized losses on securities available for sale, net of reclassification and tax effects.

The carrying values of the Company’s major categories of securities are summarized in the following table (dollars in thousands):

	March 31, 2008	December 31, 2007	Dollar Change	Percent Change
Securities available for sale
Corporate	$40,768	$42,588	$(1,820)	(4.3)%
U.S. government sponsored entities	54,374	194,494	(140,120)	(72.0)%
Mortgage-backed	195,186	207,822	(12,636)	(6.1)%
States and political subdivisions	13,397	13,880	(483)	(3.5)%
Total debt securities	303,725	458,784	(155,059)	(33.8)%
Preferred stock	550	621	(71)	(11.4)%
Total securities available for sale	304,275	459,405	(155,130)	(33.8)%

Securities held to maturity
U.S. government sponsored entities	28,079	—	28,079	N/A
Mortgage-backed	157,489	11,450	146,039	1275.4%
States and political subdivisions	17,503	12,626	4,877	38.6%
Total securities held to maturity	203,071	24,076	178,995	743.5%
Federal Home Loan Bank stock	5,258	5,258	—	0.0%
Total securities	$512,604	$488,739	$23,865	4.9%

Loans. Total loans outstanding at March 31, 2008 increased 1.1% from December 31, 2007 primarily due to growth in the residential and commercial real estate portfolios. The growth in the residential real estate portfolio was primarily due to increases in originations of fixed rate loans. The commercial real estate loan portfolio increased primarily due to the addition of four large relationships. These increases were partially offset by decreases in the home equity loan portfolio.

Balances in the Company’s loans are summarized in the following table (dollars in thousands):

	March 31, 2008	December 31, 2007	Dollar Change	Percent Change
Commercial	$277,971	$279,916	$(1,945)	(0.7)%
Consumer	5,116	5,653	(537)	(9.5)%
Indirect automobile	7,178	8,559	(1,381)	(16.1)%
Real estate
Residential	238,039	224,755	13,284	5.9%
Commercial	260,829	249,836	10,993	4.4%
Home equity	262,334	272,098	(9,764)	(3.6)%
Construction	186,028	182,329	3,699	2.0%
Held for sale	279	350	(71)	(20.3)%
Credit card	10,427	11,191	(764)	(6.8)%
Other	1,252	1,153	99	8.6%
Total	1,249,453	1,235,840	13,613	1.1%
Allowance for loan losses	(10,050)	(9,269)	(781)	8.4%
Loans, net	$1,239,403	$1,226,571	$12,832	1.0%

Allowance for Loan Losses and Asset Quality.  Net loan charge-offs were $.1 million and $.7 million for the three months ended March 31, 2008 and 2007, respectively. The decrease was primarily due to the charge-off of one fully reserved commercial credit during the 2007 period. Nonperforming loans (nonaccrual and loans past due 90 day or more still on accrual) increased to $4.0 million at March 31, 2008 from $2.8 million at December 31, 2007. Nonaccrual loans at March 31, 2008 increased $.9 million from December 31, 2007. This increase was primarily due to the addition of one large credit. The Company’s loans past due 90 days or more still on accrual increased $.3 million to $.8 million at March 31, 2008 from $.5 million at December 31, 2007. This increase was primarily due to the addition of one residential real estate loan.

The Company’s ratio of nonperforming loans to total loans was .32% at March 31, 2008 and .22% at December 31, 2007. The ratio of nonperforming assets to total assets increased to .26% at March 31, 2008 from .19% at December 31, 2007.

The ratio of the allowance for loan losses to total loans was .80% at March 31, 2008 and .75% at December 31, 2007. The following table presents an analysis of the Company’s nonperforming loans and other real estate as of the dates indicated (dollars in thousands):

	March 31, 2008	December 31, 2007
Loans past due 90 days or more still on accrual	$821	$480
Nonaccrual loans	3,183	2,297
Total nonperforming loans	$4,004	$2,777
Nonperforming loans as a percent of total loans	0.32%	0.22%
Allowance for loan losses as a percent of nonperforming loans	251%	334%
Other real estate	$824	$824
Nonperforming assets as a percent of total assets	0.26%	0.19%

Impaired loans are summarized as follow:

	March 31, 2008	December 31, 2007
Period-end loans with no allocated allowance for loan losses	$15,958	$1,048
Period-end loans with allocated allowance for loan losses	5,448	2,685
Total	$21,406	$3,733

Impaired loans as of March 31, 2008 increased $17.8 million from December 31, 2007, primarily due to addition of four loan relationships as impaired as of March 31, 2008.  The allocated allowance for loan losses for impaired loans increased $1.0 million to $1.4 million at March 31, 2008 as compared to $.4 million at December 31, 2007.

The provision for loan losses increased $.9 million at March 31, 2008 compared to March 31, 2007. This increase was primarily due to an increase in allocated allowance for loan losses for impaired loans.

The following table presents an analysis of the Company’s allowance for loan losses for the periods stated (dollars in thousands):

	2008	2007
	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Provision - quarter	$850	$275	$100	$—	$—
Provision - year to date	850	375	100	—	—
Net charge-offs (recoveries) - quarter	69	828	(101)	342	687
Net charge-offs - year to date	69	1,756	928	1,029	687
Allowance at period end	10,050	9,269	9,822	9,621	9,963
Allowance at period end to total loans	0.80%	0.75%	0.82%	0.81%	0.85%

Deposits.  Total deposits at March 31, 2008 increased 1.3% from December 31, 2007 primarily due to increases in money market checking deposits. The increase in money market checking deposits was principally due to continued growth in the balances of consumer and business accounts. This growth was partially offset by decreased balances on time deposits. This decrease was primarily due to significantly reduced balances of non-renewable jumbo time deposits. Management believes that in the current interest rate environment some customers will migrate from non-liquid certificates of deposit to more liquid deposit products such as money market checking. In an effort to offer customers a higher yielding alternative the Company is currently marketing a gradual withdrawal time deposit promotion. In general, management promotes the Company’s deposit products when it believes appropriate and prices the Company’s products in a manner intended to retain the Company’s current customers as well as attract new customers while maintaining an acceptable net interest margin.

Balances in the Company’s major categories of deposits are summarized in the following table (dollars in thousands):

	March 31, 2008	December 31, 2007	Dollar Change	Percent Change
Demand-noninterest-bearing	$135,228	$141,724	$(6,496)	(4.6)%
NOW	320,980	314,741	6,239	2.0%
Money market checking	332,255	292,208	40,047	13.7%
Savings	346,159	337,028	9,131	2.7%
Time deposits
Less than $100,000	378,836	380,094	(1,258)	(0.3)%
$100,000 and greater	145,056	171,919	(26,863)	(15.6)%
Total	$1,658,514	$1,637,714	$20,800	1.3%

Prepaid Solutions Cards. Outstanding balances on prepaid solutions cards at March 31, 2008 increased 27.0% from December 31, 2007. This increase was primarily due to growth in existing programs. The Company will continue to engage in promotional efforts intended to increase volume and attract new prepaid solutions customers.

CAPITAL RESOURCES

Shareholders’ equity at March 31, 2008 increased .4% from December 31, 2007 as a result of $5.7 million of net income, increased by the change in accumulated other comprehensive income of $2.6 million, reduced by dividends declared of $4.3 million and an increase of $3.4 million in the amount reclassified on ESOP shares.

All capital ratios are in excess of the regulatory capital requirements, which call for a minimum total risk-based capital ratio of 8% for each of the Company and the Bank, a minimum Tier 1 risk-based capital ratio of 4% for each of the Company and the Bank and a minimum leverage ratio (3% for the most highly rated banks and bank holding companies that do not expect significant growth; all other institutions are required to maintain a minimum leverage capital ratio of 4% to 5% depending on their particular circumstances and risk and growth profiles) for each of the Company and the Bank. Bank holding companies and their subsidiaries are generally expected to operate at or above the minimum capital requirements. All capital ratios are in excess of regulatory minimums and should allow the Company and the Bank to operate without significant capital adequacy concerns. In addition, the Bank operates a subsidiary that participates in the Bank’s real estate lending business and is intended to qualify as a real estate investment trust. This subsidiary is also intended to facilitate capital raising efforts, if such efforts become necessary, by enabling the Bank to access the capital markets through the subsidiary.

Management has been advised that as of March 31, 2008 and December 31, 2007, the Bank qualified as a “well-capitalized” institution as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991, as amended. On a consolidated basis, the Company also exceeded regulatory capital requirements as of these dates. In accordance with applicable regulations, the appraised fair value of West Suburban common stock owned by the ESOP is included in Tier 1 capital.

The following table sets forth the actual and minimum capital ratios of the Company and the Bank as of the dates indicated (dollars in thousands):

	Actual		Minumum To Be Well- Capitalized		Excess
As of March 31, 2008	Amount	Ratio	Amount	Ratio	Amount
Total capital (to risk weighted assets)
Company	$173,408	11.7%	N/A	N/A	N/A
Bank	151,738	10.3%	$147,856	10.0%	$3,882
Tier 1 capital (to risk weighted assets)
Company	163,358	11.0%	N/A	N/A	N/A
Bank	141,688	9.6%	88,714	6.0%	52,974
Tier 1 capital (to average assets)
Company	163,358	8.8%	N/A	N/A	N/A
Bank	141,688	7.7%	92,229	5.0%	49,459

As of December 31, 2007
Total capital (to risk weighted assets)
Company	$171,440	11.7%	N/A	N/A	N/A
Bank	150,495	10.3%	$146,663	10.0%	$3,832
Tier 1 capital (to risk weighted assets)
Company	162,170	11.0%	N/A	N/A	N/A
Bank	141,225	9.6%	87,998	6.0%	53,227
Tier 1 capital (to average assets)
Company	162,170	8.8%	N/A	N/A	N/A
Bank	141,225	7.7%	92,109	5.0%	49,116

LIQUIDITY

Effective liquidity management ensures the availability of funding sources at minimum cost to meet fluctuating deposit balances, loan demand needs and to take advantage of earnings enhancement opportunities. A large stable core deposit base and a strong capital position are the solid foundation for the Company’s liquidity position. Liquidity is enhanced by a securities portfolio structured to provide liquidity as needed. The Company also maintains relationships with correspondent banks to purchase federal funds subject to underwriting and collateral requirements. Additionally, subject to credit underwriting, collateral, capital stock, and other requirements of the Federal Home Loan Bank of Chicago (the “FHLB”), the Company is able to borrow from the FHLB on a “same day” basis. As of March 31, 2008, the Company could have borrowed up to approximately $105 million from the FHLB secured by certain of its real estate loans and securities. Furthermore, the Company has agreements in place to borrow up to $95 million in federal funds. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity and maturity schedules of interest-earning assets and interest-bearing liabilities.

Generally, the Company uses cash and cash equivalents and securities available for sale to meet its liquidity needs. As of March 31, 2008 and December 31, 2007, these liquid assets represented 17.8% and 26.6% of total assets, respectively. The decrease in liquidity was primarily due to the maturities and sales of U.S. government sponsored agency obligations available for sale as well as classifying purchases of new mortgage backed securities as held to maturity. A more detailed discussion of this activity can be found in the Securities discussion of the Balance Sheet Analysis section of this report.

During the first three months of 2008, the Company’s cash and cash equivalents decreased $1.2 million. Net cash provided by operating activities for this period was $5.3 million, while net cash used in investing activities was $37.6 million. Net cash flows provided by financing activities for this period were $31.1 million.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Net Income. The Company’s net income for the first three months of 2008 decreased 10.7% compared to the first three months of 2007. Net income was positively affected by an increase in total noninterest income of $2.1 million. Net income was negatively affected by a decrease in net interest income of $.3 million, an increase in the provision for loan losses of $.9 million and an increase in total noninterest expense of $1.6 million.

Net Interest Income. Net interest income (on a fully tax-equivalent basis) decreased 1.4% for the first three months of 2008 compared to the first three months of 2007. Net interest income is the primary source of income for the Company. Net interest income is the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by changes in volume and yield on interest-earning assets and the volume and rates on interest-bearing liabilities. Interest-earning assets consist of federal funds sold, securities and loans. Interest-bearing liabilities primarily consist of deposits. The net interest margin is the percentage of tax-equivalent net interest income to average earning assets. The Company’s net interest margin (on a fully tax-equivalent basis) decreased to 3.51% for the three month period ended March 31, 2008 compared to 3.56% for the three month period ended March 31, 2007.

Total interest income (on a fully tax-equivalent basis) decreased 8.0% for the first three months of 2008 compared to the first three months of 2007 primarily due to decreasing yields in the Company’s loan portfolio. Average loan balances increased 6.1% during this period, and the yield on the portfolio decreased 87 basis points. Yields on the Company’s home equity portfolio decreased 57 basis points during this period. This decrease was primarily due to decreases in the interest rate charged for home equity lines of credit that adjusted as a result of decreases in the prime rate. The average prime rate for the first three months of 2008 was 6.21% compared to 8.25% for the first three months of 2007. Yields on the commercial loan portfolio decreased 175 basis points during this period. The majority of commercial loans have adjustable rates that are tied to the prime rate. Yields on federal funds sold decreased 212 basis points due to decreases in interest rates initiated by the Federal Reserve. Additionally, the Company also had lower average balances of federal funds sold due to alternative investments offering a higher yield. Yields on investment securities increased 21 basis points due to proceeds from maturities and sales of U.S. government sponsored entity issued securities being invested in higher yielding U.S. government sponsored entity issued mortgage-backed securities.

Total interest expense decreased 16.2% for the first three months of 2008 compared to the first three months of 2007. Interest on deposits accounted for all of the decrease. The yield on interest-bearing deposits decreased 50 basis points to 2.73% at March 31, 2008 from 3.23% at March 31, 2007. Approximately 78% of time deposits are scheduled to mature within one year and, as previously discussed, the Company is marketing a gradual withdrawal time deposit with an attractive interest rate in order to preserve those balances as well as attract new customers.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities (on a fully tax-equivalent basis) for the three month period ended March 31, 2008, as compared to the same period in 2007 (dollars in thousands):

	Change due to		Total
	Volume	Rate	Change
Interest Income
Federal funds sold	$(508)	$(438)	$(946)
Securities	(134)	254	120
Loans	1,143	(2,489)	(1,346)
Total interest income	501	(2,673)	(2,172)
Interest Expense
Interest-bearing deposits	(151)	(1,842)	(1,993)
Other interest-bearing liabilities	35	—	35
Total interest expense	(116)	(1,842)	(1,958)
Net interest income	$617	$(831)	$(214)

The following table presents an analysis of the Company’s year-to-date average interest-earning assets, demand-noninterest-bearing deposits and interest-bearing liabilities for the dates indicated (dollars in thousands):

	2008	2007
	March 31	December 31	September 30	June 30	March 31
Federal funds sold	$17,505	$58,267	$74,320	$87,598	$83,905
Securities	479,865	495,742	493,215	493,090	492,270
Loans	1,232,085	1,185,439	1,178,784	1,170,176	1,160,885
Total interest-earning assets	$1,729,455	$1,739,448	$1,746,319	$1,750,864	$1,737,060

Demand-noninterest-bearing deposits	$137,714	$145,314	$144,100	$142,443	$141,836
Interest-bearing deposits	1,495,918	1,514,956	1,524,097	1,530,309	1,518,374
Total deposits	$1,633,632	$1,660,270	$1,668,197	$1,672,752	$1,660,210
Total interest-bearing liabilities	$1,499,347	$1,515,021	$1,524,124	$1,530,309	$1,518,374

Provision for Loan Losses. Provision for loan losses increased $.9 million for the first three months of 2008 compared to the first three months of 2007. A more detailed discussion of the allowance for loan losses is presented in the Allowance for Loan Losses and Asset Quality section of this report.

Noninterest Income. Total noninterest income increased 33.2% for the first three months of 2008 compared to the first three months of 2007. Prepaid solutions cards income increased $.9 million primarily due to continued growth in existing programs. Bank-owned life insurance (“BOLI”) income decreased $.8 million primarily due to the decline in the market value of the underlying investments associated with the insurance policies that are tied to the deferred compensation plans. During the first three months of 2008, the Company recorded a gain of $1.1 million on the mandatory partial redemption of VISA stock in connection with the VISA public offering. A portion of the VISA stock allocated to the Company in the initial public offering was withheld to cover the costs and expenses associated with various lawsuits for which the Company, as a member of the VISA network, is obligated to indemnify VISA. As a result, the Company also recorded $.8 million of income related to the recovery of expenses recorded in the fourth quarter of 2007 in connection with the creation of litigation reserves relating to various lawsuits brought against VISA.

Noninterest Expense.  Total noninterest expense increased 12.3% for the first three months of 2008 compared to the first three months of 2007. Prepaid solutions card expense increased $1.0 million. This increase was due to expenses associated with the production and processing of cards and postage associated with the issuance of new cards. The Company anticipates that this expense will continue to increase as new programs continue to be implemented. Occupancy expense increased $.3 million primarily due to costs associated with increased maintenance. Professional fees expense increased $.2 million primarily due to increased legal expenses incurred by the prepaid solutions group.

Income Taxes. The effective tax rate on income from continuing operations was 27.4% and 24.6% for the three-month periods ending March 31, 2008 and 2007, respectively.  The primary difference between the expected tax rate and the effective tax rates was tax-exempt income and BOLI income.

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

Presented below are the Company’s projected changes in net interest income over a twelve-month horizon for the various rate shock levels as of the periods indicated (dollars in thousands):

March 31, 2008	Amount	Dollar Change	Percent Change
+200 basis points	$67,593	$1,564	2.4%
+100 basis points	66,887	858	1.3%
Base	66,029
-100 basis points	65,000	(1,029)	(1.6)%
-200 basis points	61,129	(4,900)	(7.4)%

December 31, 2007	Amount	Dollar Change	Percent Change
+200 basis points	$63,598	$996	1.6%
+100 basis points	63,310	708	1.1%
Base	62,602
-100 basis points	62,349	(253)	(0.4)%
-200 basis points	57,728	(4,874)	(7.8)%

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2008. Based on that evaluation, the Company’s Chairman and Chief Executive Officer and the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified. That evaluation did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.      LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party other than ordinary course, routine litigation incidental to the Company’s business.

ITEM 1A.  RISK FACTORS

There have been no material changes in the risk factors applicable to the Company from those disclosed in the Company’s 2007 Annual Report on Form 10-K.

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

Date: May 8, 2008

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