Form 10-Q
period 2008-06-30
WEST SUBURBAN BANCORP INC
filed 2008-08-08
CIK 805080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2008

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

Large accelerated filer		Accelerated filer X

Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes        No  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 8, 2008, 432,495 shares of West Suburban common stock were outstanding.

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

•                                        The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, taxation, insurance and monetary and financial matters, as well as any laws and regulations otherwise affecting the Company, including laws and regulations intended to enhance national security and address money laundering.

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

PART I

ITEM 1.      FINANCIAL STATEMENTS

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(UNAUDITED)

	June 30,	December 31,
	2008	2007
Assets
Cash and due from banks	$32,062	$32,183
Federal funds sold	200	1,000
Total cash and cash equivalents	32,262	33,183
Securities
Available for sale (amortized cost of $259,399 in 2008 and $461,100 in 2007)	256,998	459,405
Held to maturity (fair value of $244,344 in 2008 and $23,953 in 2007)	250,361	24,076
Federal Home Loan Bank stock	6,144	5,258
Total securities	513,503	488,739
Loans, less allowance for loan losses of $11,883 in 2008 and $9,269 in 2007	1,239,791	1,226,571
Bank-owned life insurance	37,366	37,283
Premises and equipment, net	43,605	43,097
Other real estate	1,296	824
Accrued interest and other assets	19,537	21,660
Total assets	$1,887,360	$1,851,357

Liabilities and shareholders’ equity
Deposits
Demand-noninterest-bearing	$137,317	$141,724
Interest-bearing	1,492,316	1,495,990
Total deposits	1,629,633	1,637,714
Federal funds purchased	40,000	-
Prepaid solutions cards	30,788	24,649
Accrued interest and other liabilities	24,810	27,526

Common stock in ESOP subject to contingent repurchase obligation	54,163	56,907

Shareholders’ equity
Common stock, no par value; 15,000,000 shares authorized; 432,495 shares issued and outstanding	3,457	3,457
Surplus	38,066	38,066
Retained earnings	122,434	121,360
Accumulated other comprehensive loss	(1,828)	(1,415)
Amount reclassified on ESOP shares	(54,163)	(56,907)
Total shareholders’ equity	107,966	104,561
Total liabilities and shareholders’ equity	$1,887,360	$1,851,357

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Dollars in thousands, except per share data)

(UNAUDITED)

	2008	2007
Interest income
Loans, including fees	$37,603	$42,564
Securities
Taxable	10,398	9,356
Exempt from federal income tax	564	557
Federal funds sold	176	2,290
Total interest income	48,741	54,767

Interest expense
Deposits	18,243	24,241
Other	210	-
Total interest expense	18,453	24,241
Net interest income	30,288	30,526
Provision for loan losses	3,050	-
Net interest income after provision for loan losses	27,238	30,526

Noninterest income
Prepaid solutions cards	7,818	6,287
Service fees on deposit accounts	3,007	3,081
Debit card fees	1,093	1,024
Bank-owned life insurance	(86)	859
Net realized gains (losses) on securities transactions	75	(6)
Gain on redemption and interest in escrow fund of VISA stock	1,894	-
Other	1,938	1,898
Total noninterest income	15,739	13,143

Noninterest expense
Salaries and employee benefits	12,591	12,508
Prepaid solutions cards	6,013	4,210
Furniture and equipment	3,018	2,726
Occupancy	2,638	2,216
Advertising and promotion	1,215	999
Professional fees	1,031	732
Other	3,128	3,297
Total noninterest expense	29,634	26,688

Income before income taxes	13,343	16,981
Income tax expense	3,419	4,574
Net income	$9,924	$12,407

Total comprehensive income	$9,511	$11,967

Earnings per share	$22.95	$28.69
Average shares outstanding	432,495	432,495

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

(Dollars in thousands, except per share data)

(UNAUDITED)

	2008	2007
Interest income
Loans, including fees	$17,914	$21,460
Securities
Taxable	5,611	4,722
Exempt from federal income tax	309	281
Federal funds sold	42	1,210
Total interest income	23,876	27,673

Interest expense
Deposits	8,155	12,160
Other	176	-
Total interest expense	8,331	12,160
Net interest income	15,545	15,513
Provision for loan losses	2,200	-
Net interest income after provision for loan losses	13,345	15,513

Noninterest income
Prepaid solutions cards	3,953	3,343
Service fees on deposit accounts	1,525	1,564
Debit card fees	572	555
Bank-owned life insurance	278	463
Net realized gains on securities transactions	56	24
Other	928	865
Total noninterest income	7,312	6,814

Noninterest expense
Salaries and employee benefits	6,380	6,284
Prepaid solutions cards	3,139	2,319
Furniture and equipment	1,558	1,410
Occupancy	1,219	1,090
Advertising and promotion	738	583
Professional fees	481	419
Other	1,618	1,664
Total noninterest expense	15,133	13,769

Income before income taxes	5,524	8,558
Income tax expense	1,277	2,506
Net income	$4,247	$6,052

Total comprehensive income	$1,253	$4,489

Earnings per share	$9.82	$14.00
Average shares outstanding	432,495	432,495

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Dollars in thousands, except per share data)

(UNAUDITED)

	Common Stock and Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2007	$41,523	$119,572	$(5,751)	$(60,009)	$95,335

Comprehensive income
Net income		12,407			12,407
Change in unrealized loss on available for sale securities, net of reclassification and tax effects			(449)		(449)
Change in post-retirement obligation, net of tax effects			9		9
Total comprehensive income					11,967
Cash dividends declared - $20.00 per share		(8,650)			(8,650)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation				(367)	(367)
Balance, June 30, 2007	$41,523	$123,329	$(6,191)	$(60,376)	$98,285

	Common Stock and Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2008	$41,523	$121,360	$(1,415)	$(56,907)	$104,561

Adjustment to initially apply EITF 06-04		(200)			(200)
Comprehensive income
Net income		9,924			9,924
Change in unrealized loss on available for sale securities, net of reclassification and tax effects			(425)		(425)
Change in post-retirement obligation, net of tax effects			12		12
Total comprehensive income					9,511
Cash dividends declared - $20.00 per share		(8,650)			(8,650)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation				2,744	2,744
Balance, June 30, 2008	$41,523	$122,434	$(1,828)	$(54,163)	$107,966

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Dollars in thousands)

(UNAUDITED)

Cash flows from operating activities	2008	2007
Net income	$9,924	$12,407
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,791	1,693
Provision for loan losses	3,050	-
Deferred income tax benefit	532	487
Net premium amortization and discount accretion of securities	(22)	184
Net realized (gains) losses on securities transactions	(75)	6
Gain on redemption and interest in escrow fund of VISA stock	(1,894)	-
Decrease (increase) in cash surrender value of bank-owned life insurance	86	(859)
Amortization of deferred loan fees	11	79
Net gains on sales of loans held for sale	(20)	(11)
Sales of loans held for sale	1,809	2,143
Origination of loans held for sale	(1,544)	(3,021)
Net gains on sales of premises and equipment	-	(2)
Net gains on sales of other real estate	-	(2)
Decrease (increase) in accrued interest and other assets	2,660	(3,654)
(Decrease) increase in accrued interest and other liabilities	(2,896)	3,114
Net cash provided by operating activities	13,412	12,564
Cash flows from investing activities
Securities available for sale
Sales	85,854	494
Maturities, calls and redemptions	136,661	34,449
Purchases	(20,616)	(34,382)
Securities held to maturity
Maturities and calls	9,058	10,586
Purchases	(235,231)	-
Net increase in loans	(16,999)	(30,283)
Investment in bank-owned life insurance policies	(169)	(1,164)
Purchases of premises and equipment	(2,448)	(3,328)
Sales of premises and equipment	149	2
Sales of other real estate	-	192
Net cash used in investing activities	(43,741)	(23,434)
Cash flows from financing activities
Net (decrease) increase in deposits	(8,081)	8,643
Net increase in federal funds purchased	40,000	-
Net increase in prepaid solutions cards	6,139	4,687
Dividends paid	(8,650)	(8,650)
Net cash provided by financing activities	29,408	4,680
Net decrease in cash and cash equivalents	(921)	(6,190)
Beginning cash and cash equivalents	33,183	124,029
Ending cash and cash equivalents	$32,262	$117,839

Supplemental disclosures
Cash paid for interest	$19,309	$23,425
Cash paid for income taxes	4,023	4,098
Other real estate acquired through loan foreclosure	472	1,014

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

Note 2 - Securities

At June 30, 2008 and December 31, 2007, the carrying values of securities are as follows:

	June 30, 2008	December 31, 2007
Securities available for sale
Corporate	$23,824	$34,819
Trust preferred	6,068	7,769
U.S. government sponsored entities	25,285	194,494
Mortgage-backed	188,598	207,822
States and political subdivisions	13,223	13,880
Total debt securities	256,998	458,784
Preferred stock	-	621
Total securities available for sale	256,998	459,405

Securities held to maturity
U.S. government sponsored entities	28,077	-
Mortgage-backed	202,684	11,450
States and political subdivisions	19,600	12,626
Total securities held to maturity	250,361	24,076
Federal Home Loan Bank stock	6,144	5,258
Total securities	$513,503	$488,739

During the first six months of 2008, the Company purchased approximately $255.8 million in securities and designated approximately $235.2 million of those securities as held to maturity, thus significantly increasing the percentage of securities classified as held to maturity.

Sales of securities available for sale were as follows during the six months ended June 30:

	2008	2007
Proceeds from sales	$85,854	$494
Gross realized gains	172	24
Gross realized losses	(97)	(30)

During the six months ended June 30, 2008, there were no securities that were transferred between the available for sale and the held to maturity categories.

Securities with unrealized losses for the periods ended June 30, 2008 and December 31, 2007 are presented below by the length of time the securities have been in a continuous unrealized loss position:

	June 30, 2008
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate	$4,758	$85	$19,008	$622	$23,766	$707
Trust preferred	1,449	539	4,619	1,934	6,068	2,473
U.S. governement sponsored entities	34,129	550	-	-	34,129	550
Mortgage-backed	236,196	5,921	9,439	320	245,635	6,241
States and political subdivisions	14,410	292	1,311	20	15,721	312
Total temporarily impaired	$290,942	$7,387	$34,377	$2,896	$325,319	$10,283

	December 31, 2007
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate	$-	$-	$34,728	$764	$34,728	$764
Trust preferred	7,769	809	-	-	7,769	809
U.S. government sponsored entities	-	-	165,712	833	165,712	833
Mortgage-backed	8,775	240	65,677	919	74,452	1,159
States and political subdivisions	2,903	51	10,448	87	13,351	138
Total temporarily impaired	$19,447	$1,100	$276,565	$2,603	$296,012	$3,703

The Company evaluates its securities for other-than-temporary impairment under the Financial Accounting Standards Board (the “FASB”) Staff Position (“FSP”) 115-1 or the FASB Emerging Issues Task Force (the “EITF”) Issue 99-20. FSP 115-1 applies to debt securities within the scope of Statement of Financial Accounting Standards (“SFAS”) 115 as well as equity securities not accounted for under the equity method (i.e., cost method investments), unless the investments are subject to other accounting guidance, such as EITF 99-20. Investments in securitized structures such as collateralized mortgage obligations and collateralized debt obligations that are not high quality investment grade securities upon acquisition are subject to EITF 99-20. High quality investment grade securities are defined as securities with an investment grade of “AA” or higher.

Debt securities, with the exception of trust preferred securities, are evaluated for other-than-temporary impairment under FSP 115-1. The Company’s debt securities in an unrealized loss position for greater than 12 months totaled $29.8 million and the related unrealized loss totaled $1.0 million as of June 30, 2008. In accordance with FSP 115-1, unrealized losses on these debt securities are not recognized if management has the intent and ability to hold the securities until their maturity date and no concerns exist with the respect to the ability of the issuer to satisfy its obligations at maturity. Management believes that the value of these debt securities with unrealized losses will recover as the securities approach their maturity date and/or repricing date. The Company has concluded that as of June 30, 2008, its debt securities were not other-than-temporarily impaired.

The Company currently holds pooled trust preferred securities which are evaluated for other-than-temporary impairment under EITF 99-20. As of June 30, 2008, the unrealized loss on pooled trust preferred securities held by the Company totaled $2.5 million, or 29% of the amortized cost. The evaluation under EITF 99-20 includes an analysis of expected cash flows from a market participant perspective to determine whether there has been an adverse change in the expected cash flows. The evaluation also includes monitoring the rating assigned by national rating agencies such as Moody’s Investor Service to determine if any downgrades have occurred. As of June 30, 2008, the ratings of the securities have not been downgraded and an adverse change in the expected cash flows has not occurred. The Company has concluded that as of June 30, 2008, the pooled trust preferred securities were not other-than-temporarily impaired.

Note 3 - Financial Instruments with Off-Balance Sheet Risk

Unused lines of credit and other commitments to extend credit not reflected in the financial statements are as follows:

	June 30, 2008			December 31, 2007
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commercial loans and lines of credit	$3,810	$221,414	$225,224	$1,274	$228,725	$229,999
Check credit lines of credit	1,056	-	1,056	1,077	-	1,077
Mortgage loans	8,448	1,432	9,880	7,802	884	8,686
Home equity lines of credit	-	168,401	168,401	-	180,918	180,918
Letters of credit	-	22,281	22,281	-	17,663	17,663
Credit card lines of credit	-	40,887	40,887	-	40,528	40,528
Total	$13,314	$454,415	$467,729	$10,153	$468,718	$478,871

Fixed rate commercial loan commitments at June 30, 2008 had interest rates ranging from 5.75% to 9.00% with terms ranging from less than 1 year to 5 years. Fixed rate mortgage loan commitments at June 30, 2008 had interest rates ranging from 5.50% to 7.50% with terms of 10 to 30 years. Fixed rate check credit lines of credit had interest rates of 18.00% at June 30, 2008.

Note 4 - Common Stock in ESOP Subject to Contingent Repurchase Obligation

At June 30, 2008 and December 31, 2007, the Employee Stock Ownership Plan (the “ESOP”) held 88,502 and 86,617 shares of West Suburban common stock, respectively. Upon termination of their employment, participants who elect to receive their benefit distributions in the form of West Suburban common stock may require the Company to purchase the common stock distributed at fair value during two 60-day periods. The first purchase period begins on the date the benefit is distributed and the second purchase period begins on the first anniversary of the distribution date. This contingent repurchase obligation is reflected in the Company’s financial statements as “Common stock in ESOP subject to contingent repurchase obligation” and reduces shareholders’ equity by an amount that represents the independently appraised fair value of all West Suburban common stock held by the ESOP and allocated to participants, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares.

Note 5 - New Accounting Pronouncements

Adoption of New Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value and expands required disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2, Effective Date of SFAS 157. This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities (except those that are recognized or disclosed at fair value on a recurring basis (at least annually)) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of SFAS 157 did not have a material impact on the Company’s financial condition or results of operations. Please refer to Note 6 for disclosures relating to and resulting from the adoption of SFAS 157.

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

In September 2006, the EITF finalized Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the postretirement benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. Upon adoption, the Company recorded a cumulative effect adjustment to reduce beginning retained earnings as of January 1, 2008 by $200.

On November 5, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings.” Previously, SAB 105, “Application of Accounting Principles to Loan Commitments,” stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of the SAB 109 did not have a material impact on the Company’s financial condition or results of operations.

Effect of Newly Issued but not Effective Accounting Pronouncements

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities an Amendment of FASB Statement No. 133.” SFAS 161 amends SFAS 133 by requiring expanded disclosures about an entity’s derivative instruments and hedging activities, but does not change SFAS 133’s scope or accounting. This statement requires increased qualitative, quantitative, and credit-risk disclosures. SFAS 161 also amends SFAS 107 to clarify that derivative instruments are subject to SFAS 107’s concentration-of-credit-risk disclosures. SFAS 161 is effective for fiscal years beginning on or after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material impact on the Company’s consolidated financial condition or results of operations.

In June 2008, the FASB issued Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. FSP EITF 03-6-1 affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FSP EITF 03-6-1 to have a material impact on the Company’s consolidated financial condition or results of operations.

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

The following assets and liabilities were measured at fair value on a non-recurring basis:

		Fair Value Measurements at June 30, 2008 Using
	June 30, 2008	Significant Other Observable Inputs (Level 2)
Assets
Available for sale securities	$256,998	$256,998

The following represent impairment charges recognized during the period:

		Fair Value Measurements at June 30, 2008 Using
	June 30, 2008	Significant Unobservable Inputs (Level 3)
Assets
Impaired loans	$5,179	$5,179

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $5,179, $5,448 and $2,685 at June 30, 2008, March 31, 2008 and December 31, 2007, respectively. The fair value of the collateral is calculated using third party information. The valuation allowance on impaired loans was $1,498, $1,440 and $421 as of June 30, 2008, March 31, 2008 and December 31, 2007, respectively. During the three months and six months ended June 30, 2008, the reserve on impaired loans increased by $58 and $1,077, respectively.

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

The Company also maintains a noncontributory postretirement benefit plan covering certain senior executives. The plan provides postretirement medical, dental and long term care coverage for certain executives and their surviving spouses. The eligible retirement age under the plan is age 62 and the plan is unfunded. Net postretirement benefit costs are summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Service cost	$9	$7	$18	$14
Interest cost	13	10	26	20
Amortization of prior service cost	6	5	11	10
Recognized net actuarial gain	5	2	10	4
Net periodic benefit cost	$33	$24	$65	$48

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

The Company adopted the provisions of FASB Interpretation (“FIN”) 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company was not required to recognize any additional liability for unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
Balance at January 1,	$1,500	$1,030
Additions based on tax positions	229	231
Balance at June 30,	$1,729	$1,261

Of these totals, $1,253 and $907 as of June 30, 2008 and 2007, respectively, represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The total amount of unrecognized tax benefits could potentially decrease in the next twelve months.

The total amount of interest and penalties recorded in the income statement for the second quarter of 2008 and 2007 was $17 and $29 respectively. The amount of interest and penalties recorded in the income statement for the six months ended June 30, 2008 and 2007 was $60 and $53, respectively. The amount accrued for interest and penalties at June 30, 2008 and 2007 was $365 and $248, respectively.

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

In August 2007, the State of Illinois enacted legislation that will affect the tax obligations of banks operating in Illinois. The legislative provisions have various effective dates, the earliest of which began on January 1, 2008. Although the legislation is not expected to have a material adverse impact on the Company’s 2008 state tax liability, the full impact of the legislation is currently unknown. The Company will continue to evaluate this legislation as well as any related legislation or guidance.

On a quarterly basis, management evaluates the reasonableness of its effective tax rate based upon its current best estimate of net income and applicable taxes expected for the full year. Deferred tax assets and liabilities are evaluated on a quarterly basis, or more frequently if necessary.

Temporary Decline in Fair Value of Securities. The Company evaluates its securities for other-than-temporary impairment under FSP 115-1 or EITF 99-20. FSP 115-1 applies to debt securities within the scope of SFAS 115, as well as equity securities not accounted for under the equity method (i.e., cost method investments), unless the investments are subject to other accounting guidance, such as EITF 99-20. Investments in securitized structures such as collateralized mortgage obligations and collateralized debt obligations that are not high quality investment grade securities upon acquisition are subject to EITF 99-20. High quality investment grade securities are defined as securities with an investment grade of “AA” or higher.

In accordance with FSP 115-1, declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses. Management evaluates all debt securities, except for trust preferred securities, to determine if management has the intent and ability to hold the securities until their maturity date and no concerns exist with the respect to the ability of the issuer to satisfy its obligations at maturity.

Management evaluates pooled trust preferred securities in accordance with EITF 99-20, which requires the evaluation of the expected cash flows from a market participant perspective to determine whether there has been an adverse change in the expected cash flows. Additionally, the Company monitors investment grades on the pooled trust preferred securities to determine whether there has been an adverse change in the investment grades. Any adverse change in expected cash flows that are other-than-temporary are reflected as realized losses.

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

The following table presents the Company’s significant fixed and determinable contractual obligations and significant commitments by payment date as of June 30, 2008 (dollars in thousands). The payment amounts represent those amounts contractually due to the recipient and do not include any carrying value adjustments.

	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
Deposits without a stated maturity	$1,119,435	$-	$-	$-	$1,119,435
Time deposits	351,771	91,706	66,558	163	510,198
Operating leases	644	1,110	651	673	3,078
Prepaid solutions cards	30,788	-	-	-	30,788
Commitments to extend credit
Fixed rate					13,314
Variable rate					454,415

At June 30, 2008 and December 31, 2007, the ESOP held 88,502 and 86,617 shares of West Suburban common stock, respectively. Upon termination of their employment, participants who elect to receive their benefit distributions in the form of West Suburban common stock may require the Company to purchase the common stock distributed at fair value. A more detailed discussion concerning this obligation is presented in Note 4 to the Company’s Condensed Consolidated Financial Statements included in this report. At June 30, 2008 and December 31, 2007, this contingent repurchase obligation reduced shareholders’ equity by $54,163 and $56,907, respectively. The Company believes the ESOP will continue to have a sufficient amount of cash to distribute benefit payments to former employees and that the exercise of the rights of former employees to cause the Company to repurchase West Suburban common stock is unlikely.

Balance Sheet Analysis

Total Assets. Total consolidated assets at June 30, 2008 increased 1.9% from December 31, 2007. This increase was primarily due to increased balances in the securities and loan portfolios, which were primarily funded by federal funds purchased. The increase in federal funds purchased was primarily a result of the implementation of an investment strategy as discussed in the Securities section below.

Cash and Cash Equivalents. Cash and cash equivalents at June 30, 2008 decreased 2.8% from December 31, 2007, due to decreases in cash and due from banks and federal funds sold. It is generally the Company’s practice to redeploy its cash and cash equivalents into higher earning assets such as securities and loans.

Securities. The Company’s securities portfolio increased 5.1% during the first six months of 2008. This increase was primarily due to significant investments in U.S. government sponsored entity issued mortgage-backed securities and was partially offset by maturities and sales of securities issued by U.S. government sponsored entities. The Company purchased these securities in order to take advantage of increased spreads provided by the mortgage-backed securities in comparison to treasury securities of comparable maturity. These spreads widened in part due to hedge funds being faced with margin calls which forced them to liquidate high quality assets at a pace quicker than the securities could be absorbed by other market participants. The purchases primarily focused on securities with mortgage collateral that were seasoned, had stable cash flows and possessed strong FICO scores and conservative loan to value ratios. The Company manages its investment portfolio to maximize the return on invested funds within acceptable risk guidelines, to meet pledging and liquidity requirements, and to adjust balance sheet interest rate sensitivity to insulate net interest income against the impact of interest rate changes. During the first six months of 2008, the Company classified a substantial majority of new securities, which primarily consisted of amortizing mortgage-backed securities, as held to maturity at the time of purchase. This classification reflects the Company’s then current investment intent and allows the Company to maintain a steady level of cash flows and limit the effect of fluctuations in market prices. The Company will continue to monitor its level of available for sale and held to maturity securities and will classify new securities in the appropriate category at the time of purchase. During the first six months of 2008, the Company’s accumulated other comprehensive loss increased $.4 million to $1.8 million at June 30, 2008 from $1.4 million at December 31, 2007.

The carrying values of the Company’s major categories of securities are summarized in the following table (dollars in thousands):

	June 30, 2008	December 31, 2007	Dollar Change	Percent Change
Securities available for sale
Corporate	$23,824	$34,819	$(10,995)	(31.6)%
Trust preferred	6,068	7,769	(1,701)	(21.9)%
U.S. government sponsored entities	25,285	194,494	(169,209)	(87.0)%
Mortgage-backed	188,598	207,822	(19,224)	(9.3)%
States and political subdivisions	13,223	13,880	(657)	(4.7)%
Total debt securities	256,998	458,784	(201,786)	(44.0)%
Preferred stock	-	621	(621)	(100.0)%
Total securities available for sale	256,998	459,405	(202,407)	(44.1)%

Securities held to maturity
U.S. government sponsored entities	28,077	-	28,077	N	/A
Mortgage-backed	202,684	11,450	191,234	1670.2%
States and political subdivisions	19,600	12,626	6,974	55.2%
Total securities held to maturity	250,361	24,076	226,285	939.9%
Federal Home Loan Bank stock	6,144	5,258	886	16.9%
Total securities	$513,503	$488,739	$24,764	5.1%

Loans. Total loans outstanding at June 30, 2008 increased 1.3% from December 31, 2007 primarily due to growth in the residential and commercial real estate portfolios. The growth in the residential real estate portfolio was primarily due to increases in originations of fixed rate loans. The commercial real estate loan portfolio increased primarily due to the addition of several large relationships. These increases were partially offset by decreases in the construction and home equity portfolios. The construction portfolio decreased primarily due to the paydown of one large revolving line of credit account. Additionally, the completion of land development projects as well as a significant slowdown in new activity in the construction portfolio also contributed to the decrease. The decrease in the home equity portfolio was primarily due to payoffs as a result of refinancing activity, as well as reduced home equity originations.

Balances in the Company’s loans are summarized in the following table (dollars in thousands):

	June 30, 2008	December 31, 2007	Dollar Change	Percent Change
Commercial	$283,364	$279,916	$3,448	1.2%
Consumer	4,634	5,653	(1,019)	(18.0)%
Indirect automobile	6,079	8,559	(2,480)	(29.0)%
Real estate
Residential	246,660	224,755	21,905	9.7%
Commercial	275,176	249,836	25,340	10.1%
Home equity	259,921	272,098	(12,177)	(4.5)%
Construction	164,215	182,329	(18,114)	(9.9)%
Held for sale	104	350	(246)	(70.3)%
Credit card	10,561	11,191	(630)	(5.6)%
Other	960	1,153	(193)	(16.7)%
Total	1,251,674	1,235,840	15,834	1.3%
Allowance for loan losses	(11,883)	(9,269)	(2,614)	28.2%
Loans, net	$1,239,791	$1,226,571	$13,220	1.1%

Allowance for Loan Losses and Asset Quality.  Net loan charge-offs were $.4 million and $1.0 million for the six months ended June 30, 2008 and 2007, respectively. The decrease was primarily due to the charge-off of one fully reserved commercial credit during the 2007 period. Nonperforming loans (nonaccrual and loans past due 90 days or more still on accrual) increased to $20.6 million at June 30, 2008 from $4.0 million at March 31, 2008 and $2.8 million at December 31, 2007. Nonaccrual loans increased to $19.9 million at June 30, 2008 from $3.2 million at March 31, 2008 and $2.3 million at December 31, 2007. This increase was primarily due to the classification of two large well-collateralized construction and land development loans as nonaccrual during the second quarter of 2008. Loans past due 90 days or more still on accrual increased to $.7 million at June 30, 2008 from $.5 million at December 31, 2007 but decreased from $.8 million at March 31, 2008. The increase from December 31, 2007 was primarily due to the addition of one residential real estate loan.

The Company’s ratio of nonperforming loans to total loans was 1.65% at June 30, 2008 and .22% at December 31, 2007. The ratio of nonperforming assets to total assets increased to 1.16% at June 30, 2008 from .19% at December 31, 2007.

The ratio of the allowance for loan losses to total loans was .95% at June 30, 2008 and .75% at December 31, 2007. The following table presents an analysis of the Company’s nonperforming loans and other real estate as of the dates indicated (dollars in thousands):

	June 30, 2008	March 31, 2008	December 31, 2007
Loans past due 90 days or more still on accrual	$668	$821	$480
Nonaccrual loans	19,933	3,183	2,297
Total nonperforming loans	$20,601	$4,004	$2,777
Nonperforming loans as a percent of total loans	1.65%	0.32%	0.22%
Allowance for loan losses as a percent of nonperforming loans	58%	251%	334%
Other real estate	$1,296	$824	$824
Nonperforming assets as a percent of total assets	1.16%	0.26%	0.19%

Impaired loans are summarized as follow (dollar in thousands):

	June 30, 2008	March 31, 2008	December 31, 2007
Period-end loans with no allocated allowance for loan losses	$14,864	$15,958	$1,048
Period-end loans with allocated allowance for loan losses	5,179	5,448	2,685
Total	$20,043	$21,406	$3,733

Impaired loans as of June 30, 2008 increased $16.3 million from December 31, 2007, primarily due to the recent classification of four loan relationships as impaired. The allocated allowance for loan losses for impaired loans increased $1.1 million to $1.5 million at June 30, 2008 as compared to $.4 million at December 31, 2007.

The provision for loan losses increased $3.1 million for the six months ended June 30, 2008 compared to the same period in 2007. This increase was due to an increase in allocated allowance for loan losses for impaired loans, as well as an increase in the general allowance for loan losses, to reflect the current economic conditions and trends in the loan portfolio.

The following table presents an analysis of the Company’s allowance for loan losses for the periods stated (dollars in thousands):

	2008		2007
	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
Provision - quarter	$2,200	$850	$275	$100	$–
Provision - year to date	3,050	850	375	100	–
Net charge-offs (recoveries) - quarter	367	69	828	(101)	342
Net charge-offs - year to date	436	69	1,756	928	1,029
Allowance at period end	11,883	10,050	9,269	9,822	9,621
Allowance at period end to total loans	0.95%	0.80%	0.75%	0.82%	0.81%

Deposits.  Total deposits at June 30, 2008 decreased .5% from December 31, 2007 primarily due to significant decreases in non-renewable jumbo time deposits. This decrease was offset by continued growth in money market checking deposits. Management believes that in the current interest rate environment some customers will migrate from non-liquid certificates of deposit to more liquid deposit products such as money market checking. In an effort to offer customers a higher yielding alternative, the Company is currently marketing a gradual withdrawal time deposit product. In general, management promotes the Company’s deposit products when it believes appropriate and prices the Company’s products in a manner intended to retain the Company’s current customers as well as attract new customers while maintaining an acceptable net interest margin.

Balances in the Company’s major categories of deposits are summarized in the following table (dollars in thousands):

	June 30, 2008	December 31, 2007	Dollar Change	Percent Change
Demand-noninterest-bearing	$137,317	$141,724	$(4,407)	(3.1)%
NOW	308,693	314,741	(6,048)	(1.9)%
Money market checking	333,076	292,208	40,868	14.0%
Savings	340,349	337,028	3,321	1.0%
Time deposits
Less than $100,000	369,599	380,094	(10,495)	(2.8)%
$ 100,000 and greater	140,599	171,919	(31,320)	(18.2)%
Total	$1,629,633	$1,637,714	$(8,081)	(0.5)%

Prepaid Solutions Cards. Outstanding balances on prepaid solutions cards at June 30, 2008 increased 24.9% from December 31, 2007. This increase was primarily due to growth in existing programs. The Company will continue to engage in promotional efforts intended to increase volume and attract new prepaid solutions customers.

CAPITAL RESOURCES

Shareholders’ equity at June 30, 2008 increased 3.3% from December 31, 2007 as a result of $9.9 million of net income and the $2.8 million change in the amount reclassified on ESOP shares and was reduced by dividends declared of $8.7 million and by the $.4 million change in accumulated other comprehensive loss.

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

Management has been advised that as of June 30, 2008 and December 31, 2007, the Bank qualified as a “well-capitalized” institution as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991, as amended. On a consolidated basis, the Company also exceeded regulatory capital requirements as of these dates. In accordance with applicable regulations, the appraised fair value of West Suburban common stock owned by the ESOP is included in Tier 1 capital. The following table sets forth the actual and minimum capital ratios of the Company and the Bank as of the dates indicated (dollars in thousands):

	Actual		Minumum To Be Well- Capitalized		Excess
As of June 30, 2008	Amount	Ratio	Amount	Ratio	Amount
Total capital (to risk weighted assets)
Company	$175,127	11.9%	N/A	N/A	N/A
Bank	154,295	10.5%	$147,474	10.0%	$6,821
Tier 1 capital (to risk weighted assets)
Company	163,244	11.1%	N/A	N/A	N/A
Bank	142,412	9.7%	88,484	6.0%	53,928
Tier 1 capital (to average assets)
Company	163,244	8.6%	N/A	N/A	N/A
Bank	142,412	7.5%	94,670	5.0%	47,742

As of December 31, 2007
Total capital (to risk weighted assets)
Company	$171,440	11.7%	N/A	N/A	N/A
Bank	150,495	10.3%	$146,663	10.0%	$3,832
Tier 1 capital (to risk weighted assets)
Company	162,170	11.0%	N/A	N/A	N/A
Bank	141,225	9.6%	87,998	6.0%	53,227
Tier 1 capital (to average assets)
Company	162,170	8.8%	N/A	N/A	N/A
Bank	141,225	7.7%	92,109	5.0%	49,116

LIQUIDITY

Effective liquidity management ensures the availability of funding sources at minimum cost to meet fluctuating deposit balances, loan demand needs and to take advantage of earnings enhancement opportunities. A large, stable core deposit base and a strong capital position are the solid foundation for the Company’s liquidity position. Liquidity is enhanced by a securities portfolio structured to provide liquidity as needed. The Company also maintains relationships with correspondent banks to purchase federal funds subject to underwriting and collateral requirements. Additionally, subject to credit underwriting, collateral, capital stock, and other requirements of the Federal Home Loan Bank of Chicago (the “FHLB”), the Company is able to borrow from the FHLB on a “same day” basis. As of June 30, 2008, the Company could have borrowed up to approximately $123 million from the FHLB secured by certain of its real estate loans and securities. Furthermore, the Company has agreements in place to borrow up to $100 million in federal funds. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity and maturity schedules of interest-earning assets and interest-bearing liabilities.

Generally, the Company uses cash and cash equivalents and securities available for sale to meet its liquidity needs. As of June 30, 2008 and December 31, 2007, these liquid assets represented 15.3% and 26.6% of total assets, respectively. The decrease in liquidity was primarily due to the maturities and sales of U.S. government sponsored agency obligations available for sale as well as classifying purchases of new mortgage backed securities as held to maturity. A more detailed discussion of this activity can be found in the Securities discussion of the Balance Sheet Analysis section of this report.

During the first six months of 2008, the Company’s cash and cash equivalents decreased $.9 million. Net cash provided by operating activities for this period was $13.4 million, while net cash used in investing activities was $43.7 million. Net cash flows provided by financing activities for this period were $29.4 million.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Net Income.  The Company’s net income for the first six months of 2008 decreased 20.0% compared to the first six months of 2007. Net income was positively affected by an increase in total noninterest income of $2.6 million. Net income was negatively affected by a decrease in net interest income of $.2 million, an increase in the provision for loan losses of $3.1 million and an increase in total noninterest expense of $2.9 million.

Net Interest Income.  Net interest income (on a fully tax-equivalent basis) decreased .3% for the first six months of 2008 compared to the first six months of 2007. Net interest income is the primary source of income for the Company. Net interest income is the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by changes in volume and yield on interest-earning assets and the volume and rates on interest-bearing liabilities. Interest-earning assets consist of federal funds sold, securities and loans. Interest-bearing liabilities primarily consist of deposits and federal funds purchased. The net interest margin is the percentage of tax-equivalent net interest income to average earning assets. The Company’s net interest margin (on a fully tax-equivalent basis) increased to 3.57% for the six month period ended June 30, 2008 compared to 3.56% for the six month period ended June 30, 2007.

Total interest income (on a fully tax-equivalent basis) decreased 10.7% for the first six months of 2008 compared to the first six months of 2007 primarily due to decreasing yields in the Company’s loan portfolio. Nonaccrual loans increased to $19.9 million at June 30, 2008 from $2.3 million at December 31, 2007. Average loan balances increased 5.6% during this period, and the yield on the portfolio decreased 118 basis points. Yields on the Company’s home equity portfolio decreased 83 basis points during this period. This decrease was primarily due to decreases in the interest rate charged for home equity lines of credit that adjusted as a result of decreases in the prime rate. The average prime rate for the first six months of 2008 was 5.64% compared to 8.25% for the first six months of 2007. Yields on the commercial loan portfolio decreased 241 basis points during this period. This decrease was partially due to the majority of adjustable rate commercial loans being tied to the prime rate, as well as a $17.6 million increase in nonaccrual loans during the first six months of 2008. Yields on federal funds sold decreased 243 basis points due to decreases in interest rates initiated by the Federal Reserve. Additionally, the Company also had lower average balances of federal funds sold due to alternative investments offering a higher yield. Yields on investment securities increased 36 basis points due to proceeds from maturities and sales of U.S. government sponsored entity issued securities being invested in higher yielding U.S. government sponsored entity issued mortgage-backed securities.

Total interest expense decreased 23.9% for the first six months of 2008 compared to the first six months of 2007. Interest on deposits accounted for substantially all of the decrease. The yield on interest-bearing deposits decreased 75 basis points to 2.46% at June 30, 2008 from 3.21% at June 30, 2007. Approximately 69% of time deposits are scheduled to mature within one year and, as previously discussed, the Company is marketing a gradual withdrawal time deposit with an attractive interest rate in order to preserve those balances as well as attract new customers.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities (on a fully tax-equivalent basis) for the six month period ended June 30, 2008, as compared to the same period in 2007 (dollars in thousands):

	Change due to		Total
	Volume	Rate	Change
Interest Income
Federal funds sold	$ (1,065)	$ (1,049)	$ (2,114)
Securities	173	879	1,052
Loans	2,006	(6,838)	(4,832)
Total interest income	1,114	(7,008)	(5,894)
Interest Expense
Interest-bearing deposits	(334)	(5,664)	(5,998)
Other interest-bearing liabilities	210	—	210
Total interest expense	(124)	(5,664)	(5,788)
Net interest income	$ 1,238	$ (1,344)	$ (106)

The following table presents an analysis of the Company’s year-to-date average interest-earning assets, demand-noninterest-bearing deposits and interest-bearing liabilities for the dates indicated (dollars in thousands):

	2008		2007
	June 30	March 31	December 31	September 30	June 30
Federal funds sold	$12,420	$17,505	$58,267	$74,320	$87,598
Securities	500,782	479,865	495,742	493,215	493,090
Loans	1,235,795	1,232,085	1,185,439	1,178,784	1,170,176
Total interest- earning assets	$1,748,997	$1,729,455	$1,739,448	$1,746,319	$1,750,864

Demand-noninterest- bearing deposits	$139,215	$137,714	$145,314	$144,100	$142,443
Interest-bearing deposits	1,502,813	1,495,918	1,514,956	1,524,097	1,530,309
Total deposits	$1,642,028	$1,633,632	$1,660,270	$1,668,197	$1,672,752
Total interest- bearing liabilities	$1,519,975	$1,499,347	$1,515,021	$1,524,124	$1,530,309

Provision for Loan Losses.  Provision for loan losses increased $3.1 million for the first six months of 2008 compared to the first six months of 2007. Nonperforming loans (nonaccrual and loans past due 90 days or more still on accrual) increased to $20.6 million at June 30, 2008 from $2.8 million at December 31, 2007. Nonaccrual loans increased to $19.9 million at June 30, 2008 from $2.3 million at December 31, 2007. Loans past due 90 days or more still on accrual increased to $.7 million at June 30, 2008 from $.5 million at December 31, 2007.

Noninterest Income.  Total noninterest income increased 19.8% for the first six months of 2008 compared to the first six months of 2007. Prepaid solutions cards income increased $1.5 million primarily due to continued growth in two existing programs. Bank-owned life insurance (“BOLI”) income decreased $.9 million primarily due to the decline in the market value of the underlying investments associated with the insurance policies that are tied to the deferred compensation plans. During the first six months of 2008, the Company recorded a gain of $1.1 million on the mandatory partial redemption of VISA stock in connection with the VISA public offering. A portion of the VISA stock allocated to the Company in the initial public offering was withheld to cover the costs and expenses associated with various lawsuits for which the Company, as a member of the VISA network, is obligated to indemnify VISA. As a result, the Company also recorded $.8 million of income related to the recovery of expenses recorded in the fourth quarter of 2007 in connection with the creation of litigation reserves relating to these lawsuits.

Noninterest Expense.  Total noninterest expense increased 11.0% for the first six months of 2008 compared to the first six months of 2007. Prepaid solutions card expense increased $1.8 million. This increase was due to expenses associated with the production and processing of cards and postage associated with the issuance of new cards. The Company anticipates that this expense will continue to increase as new programs continue to be implemented. Furniture and equipment expense increased $.3 million primarily due to increased equipment depreciation and data processing expense. Occupancy expense increased $.4 million primarily due to costs associated with increased maintenance. Advertising and promotion expense increased $.2 million primarily due to costs associated with a new gift card program implemented by the prepaid solutions group. Professional fees expense increased $.3 million primarily due to increased legal expenses incurred by the prepaid solutions group. Other noninterest expense decreased $.2 million primarily due to reduced other loss expense.

Income Taxes.  The effective tax rate on income from continuing operations was 25.6% and 26.9% for the six-month periods ending June 30, 2008 and 2007, respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

Net Income.  The Company’s net income for the second quarter of 2008 decreased 29.8% compared to the second quarter of 2007. Net income was positively affected by an increase in total noninterest income of $.5 million and a decrease to income tax expense of $1.2 million. Net income was adversely affected by an increase in the provision for loan losses of $2.2 million and an increase in total noninterest expense of $1.4 million.

Net Interest Income.  Net interest income (on a fully tax-equivalent basis) increased .7% for the second quarter of 2008 compared to the second quarter of 2007. The Company’s net interest margin (on a fully tax-equivalent basis) for the second quarter of 2008 increased to 3.59% compared to 3.57% for the second quarter of 2007.

Total interest income (on a fully tax-equivalent basis) decreased 13.4% for the second quarter of 2008 compared to the second quarter of 2007 primarily due to decreasing yields in the Company’s loan portfolio. Nonaccrual loans increased to $19.9 million at June 30, 2008 from $3.2 million at March 31, 2008. Average loan balances increased 4.9% during this period, and the yield on the portfolio decreased 147 basis points. Yields on the Company’s home equity portfolio decreased 110 basis points during this period. This decrease was primarily due to decreases in the interest rate charged for home equity lines of credit that adjusted as a result of decreases in the prime rate. The prime rate decreased due to decreases in interest rates initiated by the Federal Reserve. The average prime rate for the second quarter of 2008 was 5.08% compared to 8.25% for the second quarter of 2007. Yields on the commercial loan portfolio decreased 303 basis points during this period. The majority of commercial loans have adjustable rates that are tied to the prime rate. Additionally, the Company also had lower average balances of federal funds sold due to alternative investments offering a higher yield. Yields on investment securities increased 49 basis points due to proceeds from maturities and sales of U.S. government sponsored entity issued securities being invested in higher yielding U.S. government sponsored entity issued mortgage-backed securities.

Total interest expense decreased 31.5% for the second quarter of 2008 compared to the second quarter of 2007. Interest paid on deposits accounted for the decrease. The yield on interest-bearing deposits decreased 99 basis points to 2.17% for the second quarter of 2008 from 3.16% for the second quarter of 2007.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities (on a fully tax-equivalent basis) for the second quarter ended June 30, 2008, as compared to the same period in 2007 (dollars in thousands):

	Change due to		Total
	Volume	Rate	Change
Interest Income
Federal funds sold	$ (481)	$ (687)	$ (1,168)
Securities	324	609	933
Loans	837	(4,323)	(3,486)
Total interest income	680	(4,401)	(3,721)
Interest Expense
Interest-bearing deposits	(175)	(3,830)	(4,005)
Other interest-bearing liabilities	176	–	176
Total interest expense	1	(3,830)	(3,829)
Net interest income	$ 679	$ (571)	$ 108

The following table presents an analysis of the Company’s quarterly average interest-earning assets, demand-noninterest-bearing deposits and interest-bearing liabilities as of the dates indicated (dollars in thousands):

	June 30, 2008	June 30, 2007
Federal funds sold	$7,334	$91,250
Securities	521,687	493,902
Loans	1,236,798	1,179,274
Total interest- earning assets	$1,765,819	$1,764,426

Demand-noninterest-bearing deposits	$140,718	$143,042
Interest-bearing deposits	1,509,709	1,542,113
Total deposits	$1,650,427	$1,685,155
Total interest- bearing liabilities	$1,540,604	$1,542,113

Provision for Loan Losses.  Provision for loan losses increased $2.2 million for the second quarter of 2008 compared to the second quarter of 2007. This increase was primarily due to the increase of nonperforming loans during the second quarter of 2008. Nonperforming loans (nonaccrual and loans past due 90 days or more still on accrual) increased to $20.6 million at June 30, 2008 from $4.0 million at March 31, 2008. Nonaccrual loans increased to $19.9 million at June 30, 2008 from $3.2 million at March 31, 2008. Loans past due 90 days or more still on accrual decreased to $.7 million at June 30, 2008 from $.8 million at March 31, 2008.

Noninterest Income.  Total noninterest income increased 7.3% for the second quarter of 2008 compared to the second quarter of 2007. Prepaid solution card income increased $.6 million primarily due to continued growth in one existing program. Bank-owned life insurance income decreased $.2 million primarily due to the decline in the market value of the underlying investments associated with the insurance policies that are tied to the deferred compensation plans.

Noninterest Expense.  Total noninterest expense increased 9.9% for the second quarter of 2008 compared to the second quarter of 2007. Prepaid solution card expense increased $.8 million. This increase was due to expenses associated with the production and processing of cards and postage associated with the issuance of new cards. The Company anticipates that this expense will continue to increase as new programs continue to be implemented. Furniture and equipment expense increased $.1 million primarily due to increased equipment depreciation and data processing expense. Occupancy expense increased $.1 million primarily due to costs associated with increased maintenance and utilities. Advertising and promotion expense increased $.2 million primarily due to costs associated with a new gift card program implemented by the prepaid solutions group.

Income Taxes.  Income tax expense decreased 49.0% for the second quarter of 2008 compared to the second quarter of 2007. This decrease was primarily due to lower income before income taxes.

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

Presented below are the Company’s projected changes in net interest income over a twelve-month horizon for the various rate shock levels as of the periods indicated (dollars in thousands):

June 30, 2008	Amount	Dollar Change	Percent Change
+200 basis points	$66,851	$503	0.8%
+100 basis points	66,693	345	0.5%
Base	66,348	–	–
-100 basis points	66,993	645	1.0%
-200 basis points	62,681	(3,667)	(5.5)%

December 31, 2007	Amount	Dollar Change	Percent Change
+200 basis points	$63,598	$996	1.6%
+100 basis points	63,310	708	1.1%
Base	62,602	–	–
-100 basis points	62,349	(253)	(0.4)%
-200 basis points	57,728	(4,874)	(7.8)%

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2008. Based on that evaluation, the Company’s Chairman and Chief Executive Officer and the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified. That evaluation did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A.    The Annual Meeting of Shareholders was held on May 10, 2008.

B.             The following individuals were elected to serve as directors of the Company for a term of one year at the Annual Meeting. The votes for such individuals and those withholding authority are set forth below:

	For	Withhold Authority
1. Kevin J. Acker	345,066	3,009
2. David S. Bell	344,777	3,298
3. Duane G. Debs	345,111	2,965
4. Charles P. Howard	345,822	2,254
5. Peggy P. LoCicero	345,630	2,445

C.             Ratification of Crowe Chizek and Company LLC as the Company’s independent registered public accounting firm.

For	Against	Abstain
345,598	1,776	722

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

Date: August 8, 2008

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

3.6	Amended and Restated By-laws of West Suburban – Incorporated by reference from Exhibit 3.5 of Form 10-K of West Suburban dated March 21, 2003, under Commission File No. 0-17609.

4.1	Specimen of Common Stock certificate – Incorporated by reference from Exhibit 4.1 of Form 10-K of West Suburban dated March 14, 2006, Commission File No. 0-17609.

31.1	Certification of Kevin J. Acker, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Duane G. Debs, President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule15d-14(a).

32.1	Certification of Kevin J. Acker, Chairman and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Duane G. Debs, President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.