Form 10-Q
period 2008-09-30
WEST SUBURBAN BANCORP INC
filed 2008-11-07
CIK 805080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2008

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

As of November 7, 2008, 432,495 shares of West Suburban common stock were outstanding.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material effect on the operations and future prospects of the Company include, but are not limited to, the following:

•              The strength of the U.S. and global economies in general and the strength of the local economies in which the Company conducts its operations, including the U.S. and global financial markets and the local residential and commercial real estate markets, which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company’s assets.

•              The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, taxation, insurance and monetary and financial matters, as well as any laws and regulations otherwise affecting the Company, including laws and regulations intended to address the current stresses in the U.S. and global financial markets, enhance national security and address money laundering.

•              The ability of the Company to comply with applicable federal, state and local laws, regulations and the consequences that may result from any such inability to comply.

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

•              The ability of the Company to obtain new customers and to retain existing customers.

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

PART I

ITEM 1.      FINANCIAL STATEMENTS

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(UNAUDITED)

	September 30,	December 31,
	2008	2007
Assets
Cash and due from banks	$36,106	$32,183
Federal funds sold	201	1,000
Total cash and cash equivalents	36,307	33,183
Securities
Available for sale (amortized cost of $241,579 in 2008 and $461,100 in 2007)	239,971	459,405
Held to maturity (fair value of $241,394 in 2008 and $23,953 in 2007)	243,293	24,076
Federal Home Loan Bank stock	6,144	5,258
Total securities	489,408	488,739
Loans, less allowance for loan losses of $14,284 in 2008 and $9,269 in 2007	1,232,872	1,226,571
Bank-owned life insurance	37,058	37,283
Premises and equipment, net	43,871	43,097
Other real estate	1,127	824
Accrued interest and other assets	20,680	21,660
Total assets	$1,861,323	$1,851,357

Liabilities and shareholders’ equity
Deposits
Demand-noninterest-bearing	$134,897	$141,724
Interest-bearing	1,454,139	1,495,990
Total deposits	1,589,036	1,637,714
Federal funds purchased	50,500	—
Prepaid solutions cards	36,122	24,649
Accrued interest and other liabilities	22,899	27,526

Common stock in ESOP subject to contingent repurchase obligation	49,003	56,907

Shareholders’ equity
Common stock, no par value; 15,000,000 shares authorized; 432,495 shares issued and outstanding	3,457	3,457
Surplus	38,066	38,066
Retained earnings	122,587	121,360
Accumulated other comprehensive loss	(1,344)	(1,415)
Amount reclassified on ESOP shares	(49,003)	(56,907)
Total shareholders’ equity	113,763	104,561
Total liabilities and shareholders’ equity	$1,861,323	$1,851,357

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Dollars in thousands, except per share data)

(UNAUDITED)

	2008	2007
Interest income
Loans, including fees	$55,621	$64,474
Securities
Taxable	15,852	14,163
Exempt from federal income tax	869	844
Federal funds sold	184	2,933
Total interest income	72,526	82,414

Interest expense
Deposits	25,930	36,543
Other	474	2
Total interest expense	26,404	36,545
Net interest income	46,122	45,869
Provision for loan losses	7,110	100
Net interest income after provision for loan losses	39,012	45,769

Noninterest income
Prepaid solutions cards	12,067	9,724
Service fees on deposit accounts	4,702	4,773
Debit card fees	1,635	1,542
Bank-owned life insurance	(477)	1,230
Net gains on sales of loans held for sale	34	39
Net realized gains (losses) on securities transactions	75	(6)
Gain on redemption and interest in escrow fund of VISA stock	1,894	—
Other	2,886	2,916
Total noninterest income	22,816	20,218

Noninterest expense
Salaries and employee benefits	18,887	18,443
Prepaid solutions cards	8,899	6,776
Furniture and equipment	4,656	4,136
Occupancy	3,936	3,373
Advertising and promotion	1,736	1,602
Professional fees	1,601	1,142
Other	4,220	5,015
Total noninterest expense	43,935	40,487

Income before income taxes	17,893	25,500
Income tax expense	3,491	7,018
Net income	$14,402	$18,482

Total comprehensive income	$14,473	$20,715

Earnings per share	$33.30	$42.73
Average shares outstanding	432,495	432,495

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Dollars in thousands, except per share data)

(UNAUDITED)

	2008	2007
Interest income
Loans, including fees	$18,019	$21,910
Securities
Taxable	5,454	4,807
Exempt from federal income tax	305	287
Federal funds sold	7	643
Total interest income	23,785	27,647

Interest expense
Deposits	7,688	12,302
Other	263	2
Total interest expense	7,951	12,304
Net interest income	15,834	15,343
Provision for loan losses	4,060	100
Net interest income after provision for loan losses	11,774	15,243

Noninterest income
Prepaid solutions cards	4,249	3,437
Service fees on deposit accounts	1,695	1,692
Debit card fees	542	518
Bank-owned life insurance	(391)	371
Net gains on sales of loans held for sale	14	28
Other	967	1,029
Total noninterest income	7,076	7,075

Noninterest expense
Salaries and employee benefits	6,296	5,935
Prepaid solutions cards	2,886	2,566
Furniture and equipment	1,638	1,410
Occupancy	1,298	1,157
Advertising and promotion	521	603
Professional fees	570	410
Other	1,092	1,718
Total noninterest expense	14,301	13,799

Income before income taxes	4,549	8,519
Income tax expense	72	2,444
Net income	$4,477	$6,075

Total comprehensive income	$4,962	$8,748

Earnings per share	$10.35	$14.04
Average shares outstanding	432,495	432,495

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Dollars in thousands, except per share data)

(UNAUDITED)

	Common Stock and Surplus	Retained Earnings	Accumulated Other Compre- hensive Loss	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2007	$41,523	$119,572	$(5,751)	$(60,009)	$95,335

Comprehensive income
Net income		18,482			18,482
Change in unrealized loss on available for sale securities, net of reclassification and tax effects			2,221		2,221
Change in post-retirement obligation, net of tax effects			12		12
Total comprehensive income					20,715
Cash dividends declared - $30.00 per share		(12,975)			(12,975)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation				(1,070)	(1,070)
Balance, September 30, 2007	$41,523	$125,079	$(3,518)	$(61,079)	$102,005

	Common Stock and Surplus	Retained Earnings	Accumulated Other Compre- hensive Loss	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2008	$41,523	$121,360	$(1,415)	$(56,907)	$104,561

Adjustment to initially apply EITF 06-04		(200)			(200)
Comprehensive income
Net income		14,402			14,402
Change in unrealized loss on available for sale securities, net of reclassification and tax effects			59		59
Change in post-retirement obligation, net of tax effects			12		12
Total comprehensive income					14,473
Cash dividends declared - $30.00 per share		(12,975)			(12,975)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation				7,904	7,904
Balance, September 30, 2008	$41,523	$122,587	$(1,344)	$(49,003)	$113,763

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Dollars in thousands)

(UNAUDITED)

	2008	2007
Cash flows from operating activities
Net income	$14,402	$18,482
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,717	2,505
Provision for loan losses	7,110	100
Deferred income tax provision (benefit)	213	(1,277)
Net premium amortization and discount accretion of securities	(83)	246
Net realized (gains) losses on securities transactions	(75)	6
Gain on redemption and interest in escrow fund of VISA stock	(1,894)	—
Decrease (increase) in cash surrender value of bank-owned life insurance	477	(1,230)
Amortization of deferred loan fees	8	69
Net gains on sales of loans held for sale	(34)	(39)
Sales of loans held for sale	2,689	4,322
Origination of loans held for sale	(2,546)	(4,653)
Net gains on sales of premises and equipment	—	(2)
Net losses on sales of other real estate	1	2
Decrease (increase) in accrued interest and other assets	1,515	(1,316)
(Decrease) increase in accrued interest and other liabilities	(4,796)	2,418
Net cash provided by operating activities	19,704	19,633
Cash flows from investing activities
Securities available for sale
Sales	85,854	494
Maturities, calls and redemptions	155,449	61,747
Purchases	(21,607)	(89,880)
Securities held to maturity
Maturities and calls	17,755	20,123
Purchases	(236,776)	—
Net increase in loans	(14,000)	(31,486)
Investment in bank-owned life insurance policies	(252)	(1,248)
Purchases of premises and equipment	(3,640)	(5,689)
Sales of premises and equipment	149	2
Sales of other real estate	168	539
Net cash used in investing activities	(16,900)	(45,398)
Cash flows from financing activities
Net decrease in deposits	(48,678)	(32,594)
Net increase in federal funds purchased	50,500	—
Net increase in prepaid solutions cards	11,473	3,009
Dividends paid	(12,975)	(12,975)
Net cash provided by (used in) financing activities	320	(42,560)
Net increase (decrease) in cash and cash equivalents	3,124	(68,325)
Beginning cash and cash equivalents	33,183	124,029
Ending cash and cash equivalents	$36,307	$55,704

Supplemental disclosures
Cash paid for interest	$28,402	$37,834
Cash paid for income taxes	5,245	6,236
Other real estate acquired through loan foreclosure	472	1,014

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

Note 2 - Securities

At September 30, 2008 and December 31, 2007, the carrying values of securities are as follows:

	September 30, 2008	December 31, 2007
Securities available for sale
Corporate	$23,513	$34,819
Trust preferred	5,835	7,769
U.S. government sponsored entities	22,508	194,494
Mortgage-backed	175,053	207,822
States and political subdivisions	13,062	13,880
Total debt securities	239,971	458,784
Preferred stock	—	621
Total securities available for sale	239,971	459,405

Securities held to maturity
U.S. government sponsored entities	28,075	—
Mortgage-backed	195,898	11,450
States and political subdivisions	19,320	12,626
Total securities held to maturity	243,293	24,076
Federal Home Loan Bank stock	6,144	5,258
Total securities	$489,408	$488,739

During the first nine months of 2008, the Company purchased approximately $258.4 million in securities and designated approximately $236.8 million of those securities as held to maturity. The purchases significantly increased the percentage of securities classified as held to maturity.

Sales of securities available for sale were as follows during the nine months ended September 30:

	2008	2007
Proceeds from sales	$85,854	$494
Gross realized gains	172	24
Gross realized losses	(97)	(30)

During the nine months ended September 30, 2008, there were no securities that were transferred between the available for sale and the held to maturity categories.

Securities with unrealized losses for the periods ended September 30, 2008 and December 31, 2007 are presented below by the length of time the securities have been in a continuous unrealized loss position:

	September 30, 2008
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate	$4,825	$62	$18,688	$897	$23,513	$959
Trust preferred	—	—	5,835	2,664	5,835	2,664
U.S. governement sponsored entities	22,955	113	—	—	22,955	113
Mortgage-backed	184,602	1,491	8,518	183	193,120	1,674
States and political subdivisions	17,162	855	1,308	23	18,470	878
Total temporarily impaired	$229,544	$2,521	$34,349	$3,767	$263,893	$6,288

	December 31, 2007
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate	$—	$—	$34,728	$764	$34,728	$764
Trust preferred	7,769	809	—	—	7,769	809
U.S. government sponsored entities	—	—	165,712	833	165,712	833
Mortgage-backed	8,775	240	65,677	919	74,452	1,159
States and political subdivisions	2,903	51	10,448	87	13,351	138
Total temporarily impaired	$19,447	$1,100	$276,565	$2,603	$296,012	$3,703

The Company evaluates its securities for other-than-temporary impairment under the Financial Accounting Standards Board (the “FASB”) Staff Position (“FSP”) Statement of Financial Accounting Standards (“SFAS”) 115-1 or the FASB Emerging Issues Task Force (the “EITF”) Issue 99-20. FSP SFAS 115-1 applies to debt securities within the scope of SFAS 115, as well as equity securities not accounted for under the equity method (i.e., cost method investments), unless the investments are subject to other accounting guidance, such as EITF 99-20. Investments in securitized structures such as collateralized mortgage obligations and collateralized debt obligations that are not high quality investment grade securities upon acquisition are subject to EITF 99-20. High quality investment grade securities are defined as securities with an investment grade of “AA” or higher.

Debt securities, with the exception of trust preferred securities, are evaluated for other-than-temporary impairment under FSP SFAS 115-1. The Company’s debt securities in an unrealized loss position for greater than 12 months totaled $28.5 million and the related unrealized loss totaled $1.1 million as of September 30, 2008. In accordance with FSP SFAS 115-1, unrealized losses on these debt securities are not recognized if management has the intent and ability to hold the securities until their maturity date and no concerns exist with the respect to the ability of the issuer to satisfy its obligations at maturity. Management believes that the value of these debt securities with unrealized losses will recover as the securities approach their maturity date and/or repricing date. The Company has concluded that as of September 30, 2008, its debt securities were not other-than-temporarily impaired.

The Company currently holds pooled trust preferred securities which are evaluated for other-than-temporary impairment under EITF 99-20. As of September 30, 2008, the unrealized loss on pooled trust preferred securities held by the Company totaled $2.7 million, or 31% of the amortized cost. The evaluation under EITF 99-20 includes an analysis of expected cash flows from a market participant perspective to determine whether there has been an adverse change in the expected cash flows. The evaluation also includes monitoring the rating assigned by national rating agencies such as Moody’s Investor Service to determine if any downgrades have occurred. As of September 30, 2008, the ratings of the securities are investment grade or higher and an adverse change in the expected cash flows has not occurred. The Company has concluded that as of September 30, 2008, the pooled trust preferred securities were not other-than-temporarily impaired.

Note 3 - Financial Instruments with Off-Balance Sheet Risk

Unused lines of credit and other commitments to extend credit not reflected in the financial statements are as follows:

	September 30, 2008			December 31, 2007
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commercial loans and lines of credit	$5,250	$239,110	$244,360	$1,274	$228,725	$229,999
Check credit lines of credit	1,064	—	1,064	1,077	—	1,077
Mortgage loans	8,470	547	9,017	7,802	884	8,686
Home equity lines of credit	4,031	167,607	171,638	—	180,918	180,918
Letters of credit	—	23,260	23,260	—	17,663	17,663
Credit card lines of credit	—	40,545	40,545	—	40,528	40,528
Total	$18,815	$471,069	$489,884	$10,153	$468,718	$478,871

Fixed rate commercial loan commitments at September 30, 2008 had interest rates ranging from 5.75% to 9.00% with terms ranging from less than 1 year to 5 years. Fixed rate mortgage loan commitments at September 30, 2008 had interest rates ranging from 5.125% to 7.25% with terms of 10 to 30 years. Fixed rate home equity lines of credit at September 30, 2008 had interest rates ranging from 6.00% to 7.00% with terms of 3 to 5 years. Fixed rate check credit lines of credit had interest rates of 18.00% at September 30, 2008.

Note 4 - Common Stock in ESOP Subject to Contingent Repurchase Obligation

At September 30, 2008 and December 31, 2007, the Employee Stock Ownership Plan (the “ESOP”) held 88,935 and 86,617 shares of West Suburban common stock, respectively. Upon termination of their employment, participants who elect to receive their benefit distributions in the form of West Suburban common stock may require the Company to purchase the common stock distributed at fair value during two 60-day periods. The first purchase period begins on the date the benefit is distributed and the second purchase period begins on the first anniversary of the distribution date. This contingent repurchase obligation is reflected in the Company’s financial statements as “Common stock in ESOP subject to contingent repurchase obligation” and reduces shareholders’ equity by an amount that represents the independently appraised fair value of all West Suburban common stock held by the ESOP and allocated to participants, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares.

Note 5 - New Accounting Pronouncements

Adoption of New Accounting Standards

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value and expands required disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP SFAS 157-2, “Effective Date of SFAS 157.” This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities (except those that are recognized or disclosed at fair value on a recurring basis (at least annually)) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of SFAS 157 did not have a material impact on the Company’s financial condition or results of operations. Please refer to Note 6 for disclosures relating to and resulting from the adoption of SFAS 157.

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

In September 2006, the EITF finalized Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This guidance requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the postretirement benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. Upon adoption, the Company recorded a cumulative effect adjustment to reduce beginning retained earnings as of January 1, 2008 by $200.

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

Effect of Newly Issued but not Effective Accounting Pronouncements

In December 2007, the FASB issued SFAS 141R, “Business Combinations.” SFAS 141R replaces the current standard on business combinations and will significantly change the accounting for and reporting of business combinations in consolidated financial statements. This statement requires an entity to measure the business acquired at fair value and to recognize goodwill attributable to any noncontrolling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer. The statement will also result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value. In addition, the statement will result in payments to third parties for consulting, legal, and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141R to have a material impact on the Company’s consolidated financial condition or results of operations.

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

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. FSP EITF 03-6-1 affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FSP EITF 03-6-1 to have a material impact on the Company’s consolidated financial condition or results of operations.

On September 12, 2008, the FASB issued FSP SFAS 133-1 and FIN 45-4, “Disclosures and Credit Derivatives and Certain Guarantees:  An Amendment of SFAS 133 and FIN 45; and Clarification of the Effective Date of SFAS 161.” This FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments.  The FSP also amends FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” to require an additional disclosure about the current status of the payment/performance risk of a guarantee. This amendment of FIN 45 reflects the FASB’s belief that instruments with similar risks should have similar disclosures.  This FSP amended paragraph 13(a) of FIN 45 to require that the “current status (that is, as of the date of the statement of financial position) of the payment performance risk of the guarantee” be disclosed. The provisions that amend FAS 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. The Company does not expect the adoption of FSP SFAS 133-1 and FIN 45-4 to have a material impact on the Company’s consolidated financial condition or results of operations.

Note 6 - Fair Value

SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value as follows:

Level 1:   Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

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

The Level 3 investments consisted of pooled trust preferred securities issued by financial institutions and insurance companies.  Previously priced using Level 2 inputs, the decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing.  Broker pricing and bid/asks spreads, when available, vary widely.  The once active market has become comparatively inactive.

The Company used alternative valuation techniques for pricing these securities. Information such as historical and current performance of the underlying collateral, deferrals/defaults rates, collateral coverage ratios, break in yield calculations, cash flow projections, liquidity and credit premiums required by a market participant, and financial trend analysis, with respect to the individual issuing financial institutions and insurance companies, are considered in determining individual valuations. Due to current market conditions as well as limited trading activity of these securities, the fair values of the securities is highly sensitive to changes in assumptions and market volatility.

The following assets and liabilities were measured at fair value on a recurring basis:

		Fair Value Measurements at September 30, 2008 Using
	September 30, 2008	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (level 3)
Assets
Available for sale securities	$239,971	$234,136	5,835

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2008:

Securities Available For Sale
Beginning balance, January 1, 2008	$—
Total gains or losses (realized/unrealized)	—
Included in earnings	—
Interest income on loans	—
Interest income on securities	—
Other changes in fair value	—
Gains (losses) on sales of securities	—
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers into Level 3	5,835
Ending balance, September 30, 2008	$5,835

No changes in unrealized gains or losses were recorded through earnings for the three and nine month periods ended September 30, 2008.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2008 Using
	September 30, 2008	Significant Unobservable Inputs (Level 3)
Assets
Impaired loans	$8,060	$8,060

Impaired loans are evaluated and valued at the lower of cost or fair value at the time the loan is identified as impaired.  Fair value is measured based on the value of the collateral securing these loans and is classified at Level 3 in the fair value hierarchy.  Collateral may include real estate and business assets, including equipment, inventory and accounts receivable, and is determined based on appraisals by qualified licensed appraisers retained by the Company. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the factors identified above.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $8,060 and $2,685 at September 30, 2008 and December 31, 2007, respectively. The valuation allowance on impaired loans was $1,303 and $421 as of September 30, 2008 and December 31, 2007, respectively. During the three months and nine months ended September 30, 2008, the reserve on impaired loans decreased by $195 and increased by $882, respectively.

Note 7 - Retirement Benefits

During 2007, the Bank established the West Suburban Bank 401(k) Profit Sharing Plan (the “401(k) Plan”), which serves as the Company’s principal retirement plan. The 401(k) Plan was established to address the limited availability of West Suburban common stock for acquisition by the ESOP and to offer participants an avenue to diversify their retirement savings.

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

The Company also maintains a noncontributory postretirement benefit plan covering certain senior executives. The plan provides postretirement medical, dental and long term care coverage for certain executives and their surviving spouses. The eligible retirement age under the plan is age 62 and the plan is unfunded. Net postretirement benefit costs are summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Service cost	$9	$7	$27	$21
Interest cost	13	10	39	30
Amortization of prior service cost	5	5	16	15
Recognized net actuarial gain	5	2	15	6
Net periodic benefit cost	$32	$24	$97	$72

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

The Company adopted the provisions of FASB Interpretation (“FIN”) 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company was not required to recognize any additional liability for unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
Balance at January 1,	$1,500	$1,030
Adjustments based on tax positions	(1,500)	231
Balance at September 30,	$—	$1,261

During the third quarter of 2008, a new State of Illinois tax law was passed which provided clarification on an uncertain tax position previously adopted by the Company. As a result, the Company determined that the FIN 48 reserve on the uncertain tax position was no longer necessary. The amount of unrecognized tax benefits as of September 30, 2007 was $995. The total amount of interest and penalties recorded in the income statement for the third quarter of 2007 was $29. The amount of interest and penalties recorded in the income statement for the nine months ended September 30, 2007 was $82. The amount accrued for interest and penalties at September 30, 2007 was $277.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

Recent events in the U.S. and global financial markets, including the deterioration of the worldwide credit markets, have created significant challenges for financial institutions such as the Company. Dramatic declines in the housing market during the past year, marked by falling home prices and increasing levels of mortgage foreclosures, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. In addition, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions, as a result of concern about the stability of the financial markets and the strength of counterparties.

In response to the crises affecting the U.S. banking system and financial markets and to bolster the distressed economy and improve consumer confidence in the financial system, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “Stabilization Act”). The Stabilization Act authorizes the Secretary of the U.S. Treasury and the Federal Deposit Insurance Corporation (the “FDIC”) to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system. Pursuant to the Stabilization Act, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Financial institutions participating in certain of the programs established under the Stabilization Act will be required to adopt the U.S. Treasury’s standard for executive compensation and corporate governance.

On October 14, 2008, the U.S. Treasury announced that it will provide Tier 1 capital (in the form of perpetual preferred stock) to eligible financial institutions. This program, known as the TARP Capital Purchase Program, allocates $250 billion from the $700 billion authorized by the Stabilization Act to the U.S. Treasury for the purchase of senior preferred shares from qualifying financial institutions. Eligible institutions will be able to sell equity interests to the U.S. Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets. In conjunction with the purchase of preferred stock, the U.S. Treasury will receive warrants to purchase common stock from the participating institutions with an aggregate market price equal to 15% of the preferred stock investment. Participating financial institutions will be required to adopt the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds equity issued under the TARP Capital Purchase Program. The Company is assessing the TARP Capital Purchase Program but has not yet made a definitive decision as to whether it will participate in the program.

Also on October 14, 2008, using the systemic risk exception to the FDIC Improvement Act of 1991, the U.S. Treasury authorized the FDIC to provide a 100% guarantee of the following: (i) newly-issued senior unsecured debt (not to exceed 125% of senior unsecured debt outstanding as of September 30, 2008 that was scheduled to mature before June 30, 2009) and (ii) non-interest bearing transactional deposit accounts maintained at FDIC insured institutions. Initially, all eligible financial institutions will automatically be covered under this program, known as the Temporary Liquidity Guarantee Program, without incurring any fees. Coverage under the Temporary Liquidity Guarantee Program after December 5, 2008 is available to insured financial institutions at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing deposits. After the initial period, institutions will continue to be covered under the Temporary Liquidity Guarantee Program unless they inform the FDIC that they have decided to opt out of the program. The Company is assessing its participation in the Temporary Liquidity Guarantee Program but has not yet made a definitive decision as to whether it will opt out of the program.

The U.S. Treasury has also announced the Troubled Asset Auction Program, another initiative based on the authority granted by the Stabilization Act. The program will be implemented through a newly-created Office of Financial Stability, which was formed to manage the purchase of certain troubled mortgage-related assets from financial institutions in a reverse-auction format. Troubled assets eligible for purchase by the Office of Financial Stability include residential and commercial mortgages originated on or before March 14, 2008, securities or obligations that are based on such mortgages, and any other financial instrument that the Secretary of the U.S. Treasury determines, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, is necessary to promote financial market stability.

The Stabilization Act also requires the U.S. Treasury to establish a program that will guarantee principal of, and interest on, troubled assets originated or issued prior to March 14, 2008, including mortgage-backed securities. The program may take any form and may vary by asset class, but it must be voluntary and self-funding. The U.S. Treasury has the authority to set premiums to reflect the credit risk characteristics of the insured assets. The U.S. Treasury has solicited requests for comments on how the program should be structured but no program has been implemented to date. The Stabilization Act also temporarily increases the basic limit on federal deposit insurance coverage of deposit accounts held at FDIC-insured depository institutions from $100,000 to $250,000 per depositor. The increased coverage is effective during the period from October 3, 2008 until December 31, 2009.

It is not clear at this time what impact the Stabilization Act, the TARP Capital Purchase Program, the Temporary Liquidity Guarantee Program, the Troubled Asset Auction Program, other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the Company or on the banking system, financial markets and the broader U.S. and global economies.

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

Temporary Decline in Fair Value of Securities. The Company evaluates its securities for other-than-temporary impairment under FSP SFAS 115-1 or EITF 99-20. FSP SFAS 115-1 applies to debt securities within the scope of SFAS 115, as well as equity securities not accounted for under the equity method (i.e., cost method investments), unless the investments are subject to other accounting guidance, such as EITF 99-20. Investments in securitized structures such as collateralized mortgage obligations and collateralized debt obligations that are not high quality investment grade securities upon acquisition are subject to EITF 99-20. High quality investment grade securities are defined as securities with an investment grade of “AA” or higher.

In accordance with FSP SFAS 115-1, declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses. Management evaluates all debt securities, except for trust preferred securities, to determine if management has the intent and ability to hold the securities until their maturity date and no concerns exist with the respect to the ability of the issuer to satisfy its obligations at maturity.

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

The following table presents the Company’s significant fixed and determinable contractual obligations and significant commitments by payment date as of September 30, 2008 (dollars in thousands). The payment amounts represent those amounts contractually due to the recipient and do not include any carrying value adjustments.

	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
Deposits without a stated maturity	$1,088,824	$—	$—	$—	$1,088,824
Time deposits	306,063	113,630	80,355	164	500,212
Operating leases	643	1,062	598	615	2,918
Prepaid solutions cards	36,122	—	—	—	36,122
Federal Funds Purchased	50,500	—	—	—	50,500
Commitments to extend credit
Fixed rate					18,815
Variable rate					471,069

At September 30, 2008 and December 31, 2007, the ESOP held 88,935 and 86,617 shares of West Suburban common stock, respectively. Upon termination of their employment, participants who elect to receive their benefit distributions in the form of West Suburban common stock may require the Company to purchase the common stock distributed at fair value. A more detailed discussion concerning this obligation is presented in Note 4 to the Company’s Condensed Consolidated Financial Statements included in this report. At September 30, 2008 and December 31, 2007, this contingent repurchase obligation reduced shareholders’ equity by $49,003 and $56,907, respectively. The Company believes the ESOP will continue to have a sufficient amount of cash to distribute benefit payments to former employees and that the exercise of the rights of former employees to cause the Company to repurchase West Suburban common stock is unlikely.

Balance Sheet Analysis

Total Assets. Total consolidated assets at September 30, 2008 increased .5% from December 31, 2007. This increase was primarily due to increased balances in the loan portfolio, which was primarily funded by federal funds purchased. The Company increased its federal funds purchased position to offset decreases in deposit balances.

Cash and Cash Equivalents. Cash and cash equivalents at September 30, 2008 increased 9.4% from December 31, 2007, due to increases in cash and due from banks. It is generally the Company’s practice to redeploy its cash and cash equivalents into higher earning assets such as securities and loans.

Securities. The Company’s securities portfolio increased .1% during the first nine months of 2008. The Company manages its investment portfolio to maximize the return on invested funds within acceptable risk guidelines, to meet pledging and liquidity requirements, and to adjust balance sheet interest rate sensitivity in an effort to insulate net interest income against the impact of interest rate changes. During the first nine months of 2008, the Company purchased approximately $258.4 million in securities and designated approximately $236.8 million of those securities as held to maturity. The purchases significantly increased the percentage of securities classified as held to maturity. The majority of new securities purchased consisted of amortizing mortgage-backed securities issued by U.S. government agencies. Classifying the new purchases as held to maturity reflects the Company’s then current investment intent and allows the Company to maintain a steady level of cash flows and limit the effect of fluctuations in market prices of these securities. The Company will continue to monitor its level of available for sale and held to maturity securities and will classify new securities purchased in the appropriate category at the time of purchase. During the first nine months of 2008, the Company’s accumulated other comprehensive loss decreased to $1.3 million at September 30, 2008 from $1.4 million at December 31, 2007.

The carrying values of the Company’s major categories of securities are summarized in the following table (dollars in thousands):

	September 30, 2008	December 31, 2007	Dollar Change	Percent Change
Securities available for sale
Corporate	$23,513	$34,819	$(11,306)	(32.5)%
Trust preferred	5,835	7,769	(1,934)	(24.9)%
U.S. government sponsored entities	22,508	194,494	(171,986)	(88.4)%
Mortgage-backed	175,053	207,822	(32,769)	(15.8)%
States and political subdivisions	13,062	13,880	(818)	(5.9)%
Total debt securities	239,971	458,784	(218,813)	(47.7)%
Preferred stock	—	621	(621)	(100.0)%
Total securities available for sale	239,971	459,405	(219,434)	(47.8)%

Securities held to maturity
U.S. government sponsored entities	28,075	—	28,075	N/A
Mortgage-backed	195,898	11,450	184,448	1610.9%
States and political subdivisions	19,320	12,626	6,694	53.0%
Total securities held to maturity	243,293	24,076	219,217	910.5%
Federal Home Loan Bank stock	6,144	5,258	886	16.9%
Total securities	$489,408	$488,739	$669	0.1%

Loans. Total loans outstanding remained stable at September 30, 2008 increasing a modest .9% from December 31, 2007, primarily due to growth in the residential and commercial real estate portfolios. The growth in the residential real estate portfolio was primarily due to increases in originations of fixed rate loans. The commercial real estate loan portfolio increased primarily due to the addition of several large relationships. These increases were partially offset by decreases in the construction and home equity portfolios. The construction portfolio decreased primarily due to the paydown of one large revolving line of credit facility. Additionally, the completion of land development projects as well as a significant slowdown in new activity in the construction portfolio also contributed to the decrease. The decrease in the home equity portfolio was primarily due to payoffs as a result of refinancing activity, as well as reduced home equity originations.

Balances in the Company’s loans are summarized in the following table (dollars in thousands):

	September 30, 2008	December 31, 2007	Dollar Change	Percent Change
Commercial	$294,589	$279,916	$14,673	5.2%
Consumer	4,402	5,653	(1,251)	(22.1)%
Indirect automobile	5,145	8,559	(3,414)	(39.9)%
Real estate
Residential	246,719	224,755	21,964	9.8%
Commercial	268,219	249,836	18,383	7.4%
Home equity	257,242	272,098	(14,856)	(5.5)%
Construction	156,627	182,329	(25,702)	(14.1)%
Held for sale	241	350	(109)	(31.1)%
Credit card	10,539	11,191	(652)	(5.8)%
Other	3,433	1,153	2,280	197.7%
Total	1,247,156	1,235,840	11,316	0.9%
Allowance for loan losses	(14,284)	(9,269)	(5,015)	54.1%
Loans, net	$1,232,872	$1,226,571	$6,301	0.5%

Allowance for Loan Losses and Asset Quality.  Net loan charge-offs were $2.1 million and $.9 million for the nine months ended September 30, 2008 and 2007, respectively. The increase was primarily due to the charge-off of one fully reserved commercial credit during the third quarter of 2008. Nonperforming loans (nonaccrual and loans past due 90 days or more still on accrual) increased to $23.2 million at September 30, 2008, from $2.8 million at December 31, 2007. Nonaccrual loans increased to $22.5 million at September 30, 2008, from $2.3 million at December 31, 2007. This increase was primarily due to the classification of two large construction and land development loans as nonaccrual during the second quarter of 2008. Additionally, the Company classified one large commercial loan as nonaccrual during the third quarter of 2008. Loans past due 90 days or more still on accrual increased to $.7 million at September 30, 2008, from $.5 million at December 31, 2007.

The Company’s ratio of nonperforming loans to total loans was 1.86% at September 30, 2008 and .22% at December 31, 2007. The ratio of nonperforming assets to total assets increased to 1.31% at September 30, 2008 from, .19% at December 31, 2007.

The ratio of the allowance for loan losses to total loans was 1.15% at September 30, 2008 and .75% at December 31, 2007. The following table presents an analysis of the Company’s nonperforming loans and other real estate as of the dates indicated (dollars in thousands):

	September 30, 2008	December 31, 2007
Loans past due 90 days or more still on accrual	$723	$480
Nonaccrual loans	22,503	2,297
Total nonperforming loans	$23,226	$2,777
Nonperforming loans as a percent of total loans	1.86%	0.22%
Allowance for loan losses as a percent of nonperforming loans	62%	334%
Other real estate	$1,127	$824
Nonperforming assets as a percent of total assets	1.31%	0.19%

Impaired loans are summarized as follow (dollars in thousands):

	September 30, 2008	December 31, 2007
Period-end loans with no allocated allowance for loan losses	$19,671	$1,048
Period-end loans with allocated allowance for loan losses	8,060	2,685
Total	$27,731	$3,733

Impaired loans as of September 30, 2008 increased $24.0 million from December 31, 2007, primarily due to the classification of five loan relationships as impaired. The allocated allowance for loan losses for impaired loans increased to $1.3 million at September 30, 2008 as compared to $.4 million at December 31, 2007.

The provision for loan losses increased $7.0 million for the nine months ended September 30, 2008 compared to the same period in 2007. This increase was due to an increase in allocated allowance for loan losses for impaired loans, as well as an increase in the general allowance for loan losses, to reflect the current economic conditions and trends in the loan portfolio.

The following table presents an analysis of the Company’s allowance for loan losses for the periods stated (dollars in thousands):

	2008			2007
	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
Provision - quarter	$4,060	$2,200	$850	$275	$100
Provision - year to date	7,010	3,050	850	375	100
Net charge-offs (recoveries) - quarter	1,659	367	69	828	(101)
Net charge-offs - year to date	2,095	436	69	1,756	928
Allowance at period end	14,284	11,883	10,050	9,269	9,822
Allowance at period end to total loans	1.15%	0.95%	0.80%	0.75%	0.82%

Deposits.  Total deposits at September 30, 2008 decreased 3.0% from December 31, 2007, primarily due to significant decreases in short-term time deposits. Additionally, the Company experienced decreased balances for all other deposit components with the exception of money market checking. Management believes that in the current interest rate environment some customers have migrated from non-liquid time deposits to more liquid deposit products such as money market checking. In general, management promotes the Company’s deposit products when it believes appropriate and prices the Company’s products in a manner intended to retain the Company’s current customers as well as attract new customers while maintaining an acceptable net interest margin.

Balances in the Company’s major categories of deposits are summarized in the following table (dollars in thousands):

	September 30, 2008	December 31, 2007	Dollar Change	Percent Change
Demand-noninterest-bearing	$134,897	$141,724	$(6,827)	(4.8)%
NOW	296,597	314,741	(18,144)	(5.8)%
Money market checking	332,663	292,208	40,455	13.8%
Savings	324,667	337,028	(12,361)	(3.7)%
Time deposits
Less than $100,000	359,680	380,094	(20,414)	(5.4)%
$100,000 and greater	140,532	171,919	(31,387)	(18.3)%
Total	$1,589,036	$1,637,714	$(48,678)	(3.0)%

Prepaid Solutions Cards. Outstanding balances on prepaid solutions cards at September 30, 2008 increased 46.6% from December 31, 2007. This increase was primarily due to growth in existing programs. The Company will continue to engage in promotional efforts intended to increase volume and attract new prepaid solutions customers.

CAPITAL RESOURCES

Shareholders’ equity at September 30, 2008 increased 8.8% from December 31, 2007, as a result of $14.4 million of net income and the $7.9 million change in the amount reclassified on ESOP shares and was reduced by dividends declared of $13.0 million and by the $.1 million change in accumulated other comprehensive loss.

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

Management has been advised that as of September 30, 2008 and December 31, 2007, the Bank qualified as a “well-capitalized” institution as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991, as amended. On a consolidated basis, the Company also exceeded regulatory capital requirements as of these dates. In accordance with applicable regulations, the appraised fair value of West Suburban common stock owned by the ESOP is included in Tier 1 capital. The following table sets forth the actual and minimum capital ratios of the Company and the Bank as of the dates indicated (dollars in thousands):

	Actual		Minumum To Be Well- Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
As of September 30, 2008
Total capital (to risk weighted assets)
Company	$177,673	12.2%	N/A	N/A	N/A
Bank	157,907	10.8%	$145,628	10.0%	$12,279
Tier 1 capital (to risk weighted assets)
Company	163,389	11.2%	N/A	N/A	N/A
Bank	143,623	9.9%	87,377	6.0%	56,246
Tier 1 capital (to average assets)
Company	163,389	8.7%	N/A	N/A	N/A
Bank	143,623	7.7%	93,356	5.0%	50,267

As of December 31, 2007
Total capital (to risk weighted assets)
Company	$171,440	11.7%	N/A	N/A	N/A
Bank	150,495	10.3%	$146,663	10.0%	$3,832
Tier 1 capital (to risk weighted assets)
Company	162,170	11.0%	N/A	N/A	N/A
Bank	141,225	9.6%	87,998	6.0%	53,227
Tier 1 capital (to average assets)
Company	162,170	8.8%	N/A	N/A	N/A
Bank	141,225	7.7%	92,109	5.0%	49,116

LIQUIDITY

Effective liquidity management ensures the availability of funding sources at minimum cost to meet fluctuating deposit balances, loan demand needs and to take advantage of earnings enhancement opportunities. A large, stable core deposit base and a strong capital position are the solid foundation for the Company’s liquidity position. Liquidity is enhanced by a securities portfolio structured to provide liquidity as needed. The Company also maintains relationships with correspondent banks to purchase federal funds subject to underwriting and collateral requirements. Additionally, subject to credit underwriting, collateral, capital stock, and other requirements of the Federal Home Loan Bank of Chicago (the “FHLB”), the Company is able to borrow from the FHLB on a “same day” basis. As of September 30, 2008, the Company could have borrowed up to approximately $123 million from the FHLB secured by certain of its real estate loans and securities. Furthermore, the Company has agreements in place to borrow up to $100 million in federal funds. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity and maturity schedules of interest-earning assets and interest-bearing liabilities.

Generally, the Company uses cash and cash equivalents and securities available for sale to meet its liquidity needs. As of September 30, 2008 and December 31, 2007, these liquid assets represented 14.8% and 26.6% of total assets, respectively. The decrease in liquidity was primarily due to the maturities and sales of U.S. government sponsored agency obligations available for sale as well as classifying purchases of new mortgage backed securities as held to maturity. A more detailed discussion of this activity can be found in the Securities discussion of the Balance Sheet Analysis section of this report.

During the first nine months of 2008, the Company’s cash and cash equivalents increased $3.1 million. Net cash provided by operating activities for this period was $19.7 million, while net cash used in investing activities was $16.9 million. Net cash flows provided by financing activities for this period were $.3 million.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Net Income.  The Company’s net income for the first nine months of 2008 decreased 22.1% compared to the first nine months of 2007. Net income was negatively affected by an increase in total noninterest expense of $3.4 million and an increase in the provision for loan losses of $7.0 million. Net income was positively affected by an increase in net interest income of $.3 million and total noninterest income of $2.6 million.

Net Interest Income.  Net interest income (on a fully tax-equivalent basis) increased 1.0% for the first nine months of 2008 compared to the first nine months of 2007. Net interest income is the primary source of income for the Company. Net interest income is the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by changes in volume and yield on interest-earning assets and the volume and rates on interest-bearing liabilities. Interest-earning assets consist of federal funds sold, securities and loans. Interest-bearing liabilities primarily consist of deposits and federal funds purchased. The net interest margin is the percentage of tax-equivalent net interest income to average earning assets. The Company’s net interest margin (on a fully tax-equivalent basis) increased to 3.60% for the nine month period ended September 30, 2008 compared to 3.55% for the nine month period ended September 30, 2007.

Total interest income (on a fully tax-equivalent basis) decreased 11.7% for the first nine months of 2008 compared to the first nine months of 2007, primarily due to decreasing yields in the Company’s loan portfolio. Although, average loan balances increased 4.7% during this period, the yield on the portfolio decreased 128 basis points. Yields on the Company’s home equity portfolio decreased 93 basis points during this period, primarily due to decreases in the interest rate charged for home equity lines of credit that adjusted as a result of decreases in the prime rate. The average prime rate for the first nine months of 2008 was 5.42% compared to 8.23% for the first nine months of 2007. Yields on the Company’s commercial loan portfolio decreased 261 basis points during this period. This decrease was partially due to the majority of adjustable rate commercial loans being tied to the prime rate, as well as a $20.2 million increase in nonaccrual loans during the first nine months of 2008. Yields on federal funds sold decreased 236 basis points due to decreases in interest rates initiated by the Federal Reserve. The Company also had lower average balances of federal funds sold due to alternative investments offering a higher yield. Additionally, the Company began purchasing federal funds as deposit balances began to decrease. Yields on investment securities increased 40 basis points due to proceeds from maturities and sales of U.S. government sponsored entity issued securities being invested in higher yielding U.S. government sponsored entity issued mortgage-backed securities.

Total interest expense decreased 27.7% for the first nine months of 2008 compared to the first nine months of 2007. Interest on deposits accounted for the decrease, which was only partially offset by an increase in interest expense on federal funds purchased. The yield on interest-bearing deposits decreased 88 basis points to 2.33% at September 30, 2008, from 3.21% at September 30, 2007. Approximately 61% of time deposits are scheduled to mature within one year.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities (on a fully tax-equivalent basis) for the nine month period ended September 30, 2008, as compared to the same period in 2007 (dollars in thousands):

	Change due to		Total
	Volume	Rate	Change
Interest Income
Federal funds sold	$(1,443)	$(1,306)	$(2,749)
Securities	263	1,464	1,727
Loans	2,524	(11,188)	(8,664)
Total interest income	1,344	(11,030)	(9,686)
Interest Expense
Interest-bearing deposits	(529)	(10,084)	(10,613)
Other interest-bearing liabilities	474	(2)	472
Total interest expense	(55)	(10,086)	(10,141)
Net interest income	$1,399	$(944)	$455

The following table presents an analysis of the Company’s year-to-date average interest-earning assets, demand-noninterest-bearing deposits and interest-bearing liabilities as of the dates indicated (dollars in thousands):

	2008			2007
	September 30	June 30	March 31	December 31	September 30
Federal funds sold	$8,406	$12,420	$17,505	$58,267	$74,320
Securities	500,889	500,782	479,865	495,742	493,215
Loans	1,234,550	1,235,795	1,232,085	1,185,439	1,178,784
Total interest-earning assets	$1,743,845	$1,748,997	$1,729,455	$1,739,448	$1,746,319

Demand-noninterest-bearing deposits	$139,236	$139,215	$137,714	$145,314	$144,100
Interest-bearing deposits	1,493,632	1,502,813	1,495,918	1,514,956	1,524,097
Total deposits	$1,632,868	$1,642,028	$1,633,632	$1,660,270	$1,668,197
Total interest-bearing liabilities	$1,519,509	$1,519,975	$1,499,347	$1,515,021	$1,524,124

Provision for Loan Losses.  Provision for loan losses increased $7.0 million for the nine months ended September 30, 2008 compared to the same period in 2007.  This increase was due to an increase in allocated allowance for loan losses for impaired loans, net charge-offs, as well as an increase in the general allowance for loan losses, to reflect the current economic conditions and trends in the loan portfolio.

Noninterest Income.  Total noninterest income increased 12.8% for the first nine months of 2008 compared to the first nine months of 2007. Prepaid solutions cards income increased $2.3 million, primarily due to continued growth in two existing programs. Bank-owned life insurance (“BOLI”) income decreased $1.7 million, primarily due to the decline in the market value of the underlying investments associated with the insurance policies that are tied to the Company’s deferred compensation plans. During the first nine months of 2008, the Company recorded a gain of $1.1 million on the mandatory partial redemption of VISA stock in connection with the VISA public offering. A portion of the VISA stock allocated to the Company in the initial public offering was withheld to cover the costs and expenses associated with various lawsuits for which the Company, as a member of the VISA network, is obligated to indemnify VISA. As a result, the Company also recorded $.8 million of income related to the recovery of expenses recorded in the fourth quarter of 2007 in connection with the creation of litigation reserves relating to these lawsuits.

Noninterest Expense.  Total noninterest expense increased 8.5% for the first nine months of 2008 compared to the first nine months of 2007. Salaries and employee benefits increased $.4 million. This was primarily due to increased salary expense and employee insurance expense. Prepaid solutions cards expense increased $2.1 million. This increase was due to expenses associated with the production and processing of cards and postage associated with the issuance of new cards. Furniture and equipment expense increased $.5 million, primarily due to increased equipment depreciation and data processing expense. Occupancy expense increased $.6 million, primarily due to costs associated with increased maintenance and utilities expense. Advertising and promotion expense increased $.1 million, primarily due to costs associated with a new gift card program implemented by the prepaid solutions group. Professional fees expense increased $.5 million, primarily due to increased legal expenses incurred by the prepaid solutions group. Other noninterest expense decreased $.8 million, primarily due to the decline in the market value of the underlying investments associated with the insurance policies that are tied to the Company’s deferred compensation plans.  This decrease was partially offset by an increase in telephone expense due to costs associated with the Company’s new telephone system as well as expenses recorded for litigation settlements during the third quarter of 2008 for the prepaid solutions group.

Income Taxes.  The effective tax rate on income from continuing operations was 19.5% and 27.5% for the nine-month periods ending September 30, 2008 and 2007, respectively. This decrease was primarily due to changes in the State of Illinois tax laws discussed in Note 8 to the Company’s financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Net Income.  The Company’s net income for the third quarter of 2008 decreased 26.3% compared to the third quarter of 2007. Net income was negatively affected by an increase in the provision for loan losses of $4.0 million and an increase in total noninterest expense of $.5 million. Net income was positively affected by an increase in net interest income of $.5 million and a decrease in income tax expense of $2.4 million.

Net Interest Income.  Net interest income (on a fully tax-equivalent basis) increased 3.6% for the third quarter of 2008 compared to the third quarter of 2007. The Company’s net interest margin (on a fully tax-equivalent basis) for the third quarter of 2008 increased to 3.69% compared to 3.54% for the third quarter of 2007.

Total interest income (on a fully tax-equivalent basis) decreased 13.6% for the third quarter of 2008 compared to the third quarter of 2007 primarily due to decreasing yields in the Company’s loan portfolio. Nonaccrual loans increased to $22.5 million at September 30, 2008, from $19.9 million at June 30, 2008. Although average loan balances increased 2.8% during this period, the yield on the portfolio decreased 144 basis points. Yields on the Company’s home equity portfolio decreased 113 basis points during this period. This decrease was primarily due to decreases in the interest rate charged for home equity lines of credit that adjusted as a result of decreases in the prime rate. The prime rate decreased due to decreases in interest rates initiated by the Federal Reserve. The average prime rate for the third quarter of 2008 was 5.00% compared to 8.18% for the third quarter of 2007. Yields on the Company’s commercial loan portfolio decreased 296 basis points during this period. The majority of commercial loans have adjustable rates that are tied to the prime rate. Additionally, the Company also had lower average balances of federal funds sold due to alternative investments offering a higher yield. Yields on investment securities increased 47 basis points due to proceeds from maturities and sales of U.S. government sponsored entity issued securities being invested in higher yielding U.S. government sponsored entity issued mortgage-backed securities.

Total interest expense decreased 35.4% for the third quarter of 2008 compared to the third quarter of 2007. Interest paid on deposits accounted for the decrease and was only partially offset by an increase in interest expense on federal funds purchased. The yield on interest-bearing deposits decreased 115 basis points to 2.08% for the third quarter of 2008 from 3.23% for the third quarter of 2007.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities (on a fully tax-equivalent basis) for the third quarter ended September 30, 2008, as compared to the same period in 2007 (dollars in thousands):

	Change due to		Total
	Volume	Rate	Change
Interest Income
Federal funds sold	$(636)	$—	$(636)
Securities	90	585	675
Loans	489	(4,322)	(3,833)
Total interest income	(57)	(3,737)	(3,794)
Interest Expense
Interest-bearing deposits	(190)	(4,424)	(4,614)
Other interest-bearing liabilities	262	(1)	261
Total interest expense	72	(4,425)	(4,353)
Net interest income	$(129)	$688	$559

The following table presents an analysis of the Company’s quarterly average interest-earning assets, demand-noninterest-bearing deposits and interest-bearing liabilities as of the dates indicated (dollars in thousands):

	September 30, 2008	September 30, 2007
Federal funds sold	$466	$48,196
Securities	501,101	493,460
Loans	1,229,358	1,196,122
Total interest-earning assets	$1,730,925	$1,737,778

Demand-noninterest-bearing deposits	$139,276	$147,365
Interest-bearing deposits	1,475,466	1,511,871
Total deposits	$1,614,742	$1,659,236
Total interest-bearing liabilities	$1,518,583	$1,511,953

Provision for Loan Losses.  Provision for loan losses increased $4.0 million for the third quarter of 2008 compared to the third quarter of 2007. The increase in the provision for loan losses was a direct result of increased nonperforming loans and charge-offs, as well as an increase in the general allowance due to current economic conditions. Nonperforming loans (nonaccrual and loans past due 90 days or more still on accrual) increased to $23.2 million at September 30, 2008 from $20.6 million at June 30, 2008. Nonaccrual loans increased to $22.5 million at September 30, 2008 from $19.9 million at June 30, 2008.

Noninterest Income.  Total noninterest income was level for the third quarter of 2008 compared to the third quarter of 2007. Prepaid solution cards income increased $.8 million, primarily due to continued growth in two existing programs. BOLI income decreased $.8 million, primarily due to the decline in the market value of the underlying investments associated with the insurance policies that are tied to the Company’s deferred compensation plans.

Noninterest Expense.  Total noninterest expense increased 3.6% for the third quarter of 2008 compared to the third quarter of 2007. Salaries and employee benefits increased $.4 million, primarily due to increased salary expense arising from personnel additions to the prepaid solutions group. Additionally, the Company experienced increased employee insurance costs. Prepaid solution cards expense increased $.3 million. This increase was due to expenses associated with the production and processing of cards and postage associated with the issuance of new cards. Furniture and equipment expense increased $.2 million, primarily due to increased equipment depreciation and data processing expense. Occupancy expense increased $.1 million, primarily due to costs associated with increased utilities expense. Professional fees expense increased $.2 million, primarily due to costs associated with the prepaid solutions group. Other noninterest expense decreased $.6 million, primarily due to the decline in the market value of the underlying investments associated with the insurance policies that are tied to the deferred compensation plans.

Income Taxes.  The effective tax rate for the third quarter of 2008 and 2007 was 1.58% and 28.69%. This decrease was primarily due to changes in the State of Illinois tax laws discussed in Note 8 of the Company’s financial statements.

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

Presented below are the Company’s projected changes in net interest income over a twelve-month horizon for the various rate shock levels as of the periods indicated (dollars in thousands):

September 30, 2008	Amount	Dollar Change	Percent Change
+200 basis points	$63,165	$(167)	(0.3)%
+100 basis points	63,064	(268)	(0.4)%
Base	63,332	—	—
-100 basis points	61,757	(1,575)	(2.5)%
-200 basis points	61,183	(2,149)	(3.4)%

December 31, 2007	Amount	Dollar Change	Percent Change
+200 basis points	$63,598	$996	1.6%
+100 basis points	63,310	708	1.1%
Base	62,602	—	—
-100 basis points	62,349	(253)	(0.4)%
-200 basis points	57,728	(4,874)	(7.8)%

ITEM 4.                 CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2008. Based on that evaluation, the Company’s Chairman and Chief Executive Officer and the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified. That evaluation did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 7, 2008
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