Form 10-K
period 2008-12-31
WEST SUBURBAN BANCORP INC
filed 2009-03-11
CIK 805080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2008

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from                   to

Commission File Number 000 – 17609

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate fair value of voting common stock of Registrant held by non-affiliates as of June 30, 2008 was $149,327,178. (1)

At March 4, 2009, the total number of shares of Common Stock outstanding was 430,011.

Documents Incorporated by Reference:

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2008, which is included as Exhibit 13 to this Form 10-K, are incorporated by reference into Parts I, II and IV hereof, to the extent indicated herein. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2009 are incorporated by reference in Part III hereof, to the extent indicated herein.

(1)          Based on the last independently appraised fair value of the Registrant’s common stock as of February 5, 2009, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of common stock of Registrant.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, those set fourth in the “Risk Factors” section included under Item 1A and the following:

•                                          The strength of the U.S. and global economies and financial markets in general and the strength of the local economies in which the Company conducts its operations, including the local residential and commercial real estate markets, which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company’s assets.

•                                          The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, taxation, insurance and monetary and financial matters, as well as any laws and regulations otherwise affecting the Company, including laws and regulations intended to address the current stresses in the U.S. and global financial markets, national security and money laundering.

•                                          The effects of continued adverse market conditions and further volatility in investment securities generally, which may result in a deterioration in the value of the securities in the Company’s investment portfolio.

•                                          The ability of the Company to comply with applicable federal, state and local laws, regulations and policies and the consequences that may result from any such inability to comply.

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

PART I

ITEM 1.        BUSINESS

REGISTRANT AND ITS SUBSIDIARY

West Suburban Bancorp, Inc., an Illinois corporation organized in 1986, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the parent company of West Suburban Bank.

The Bank is headquartered in Lombard, Illinois, and, as of December 31, 2008, maintained 34 full-service branches, five limited-service branches and five departments providing insurance, financial and other services for the convenience of the customers of the Bank throughout the western suburbs of Chicago. Due to the nature of the market areas served by the Bank, the Bank provides a wide range of financial services to individuals and small to medium sized businesses. The western suburbs of Chicago have a diversified economy with many corporate headquarters and numerous small to medium sized industrial and non-industrial businesses.

The Bank engages in a general full service retail banking business and offers a broad variety of consumer and commercial products and services. The Bank also offers insurance services through West Suburban Insurance Services, Inc., land trust services, stored value card products through the Prepaid Solutions Group and safe deposit boxes. The Bank provides extended banking hours, including Sunday hours and 24-hour banking through a proprietary network of 62 automated teller machines, Tele-Bank 24 (a bank-by-phone system) and online banking at www.westsuburbanbank.com. Other consumer related services are also available, including investment products and a Visa card through West Suburban Bank Card Services.

The following table sets forth financial and other information concerning the Bank as of and for the year ended December 31, 2008 (dollars in thousands):

Year Formed/Year
Affiliated with	Number of	Total	Shareholders’	Net	Return on Average
West Suburban	Locations	Assets	Equity	Income	Assets	Equity
West Suburban Bank
(1962/1988)	39	$1,861,937	$144,822	$16,735	0.90%	11.66%

COMPETITION

The Company encounters competition in all areas of its business pursuits. It competes for loans, deposits, fiduciary and other services with financial and other institutions located both within and outside of its market area. As of February 28, 2009, the Company estimates that there were 91 other financial institutions operating over 675 separate banking offices within the Company’s market area. The Company also faces competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services. In order to compete effectively, develop its market base, maintain flexibility and move in pace with changing economic, technological and social conditions, the Company continuously refines and develops its products and services. The principal methods of competition in the financial services industry are price, service and convenience.

EMPLOYEES

At December 31, 2008, the Company employed 627 persons (533 full-time equivalent employees). The Company believes that its relationship with its employees is good. None of the Company’s employees are covered by a collective bargaining agreement with the Company.

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

Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of the Company and its subsidiaries and is intended primarily for the protection of the FDIC-insured deposits and depositors of the Bank, rather than shareholders. In addition to this generally applicable regulatory framework, recent turmoil in the credit markets prompted the enactment of unprecedented legislation that has allowed the U.S. Treasury to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets, which imposes additional requirements on institutions in which the U.S. Treasury invests.

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

Acquisitions, Activities and Change in Control.  In general, a bank holding company is in the business of controlling and managing banks. The BHCA requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the U.S. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

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

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the U.S. Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. As of the date of this filing, the Company has not applied for approval to operate as a financial holding company.

Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership.

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

The risk-based and leverage standards described above are minimum requirements. Higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2008, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Dividend Payments.  The Company’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As an Illinois corporation, the Company is subject to the Illinois Business Corporation Act, as amended, which prohibits the Company from paying a dividend if, after giving effect to the dividend: (i) the Company would be insolvent; or (ii) the net assets of the Company would be less than zero; or (iii) the net assets of the Company would be less than the maximum amount then payable to shareholders of the Company who would have preferential distribution rights if the Company were liquidated. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends unless its net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Further, if the Company participates in the U.S. Treasury’s Capital Purchase Program, the Company anticipates that the terms of the preferred stock to be issued to the U.S. Treasury will provide that no dividends on any common or preferred stock that ranks equal to or junior to such preferred stock may be paid unless and until all accrued and unpaid dividends for all past dividend periods on the U.S. Treasury preferred stock have been fully paid.

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

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. Under the regulations of the FDIC, as presently in effect, insurance assessments range from 0.12% to 0.50% of total deposits for the first quarter 2009 assessment period only (subject to the application of assessment credits, if any, issued by the FDIC in 2008). Effective April 1, 2009, insurance assessments will range from 0.07% to 0.78% of total deposits, depending on an institution’s risk classification, its levels of unsecured debt and secured liabilities, and, in certain cases, its level of brokered deposits.  In addition, under an interim rule, the FDIC plans to impose an emergency special assessment on insured depository institutions on June 30, 2009. The emergency special assessment will be an amount equal to 0.2% of total deposits as of June 30, 2009, and will be collected on September 30, 2009.  The interim rule also authorizes the FDIC to impose additional emergency special assessments after June 30, 2009, of up to 0.1% of total deposits, whenever the FDIC estimates that the reserve ratio of the deposit insurance fund will fall to a level that the FDIC believes would adversely affect public confidence in federal deposit insurance or to a level that will be close to zero or negative at the end of a calendar quarter. The interim rule, however, is subject to a 30-day comment period that will expire on April 2, 2009, and may be subject to change before any special assessments are imposed on insured depository institutions.

FICO Assessments.  The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Federal Savings and Loan Insurance Corporation Recapitalization Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year non-callable bonds of approximately $8.2 billion that mature by 2019. Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2008, the FICO assessment rate was approximately 0.01% of deposits.

Supervisory Assessments.  All Illinois banks are required to pay supervisory assessments to the DFPR to fund the operations of the DFPR. The amount of the assessment is calculated on the basis of an institution’s total assets, including consolidated subsidiaries, as reported to the DFPR. During the year ended December 31, 2008, the Bank paid supervisory assessments to the DFPR totaling $.21 million.

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

As of December 31, 2008: (i) the Bank was not subject to a directive from the FDIC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under FDIC capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by FDIC regulations.

Dividend Payments.  The primary source of funds for the Company is dividends from the Bank. Under the Illinois Banking Act, Illinois-chartered banks generally may not pay dividends in excess of their net profits.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2008. As of December 31, 2008, approximately $15.1 million was available to be paid as dividends by the Bank. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

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

Federal Reserve System.  Federal Reserve regulations, as presently in effect, require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $44.4 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $44.4 million, the reserve requirement is $1.023 million plus 10% of the aggregate amount of total transaction accounts in excess of $44.4 million. The first $10.3 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

Recent Regulatory Issues

On December 3, 2008, the Bank entered into an Order to Cease and Desist (the “Order”) with the FDIC and the DFPR, which is based on FDIC and DFPR findings that the Bank’s Secrecy Act/Anti-Money Laundering Program (“BSA/AML Program”) was inadequate and that the Bank had violated various laws and regulations related to the Bank Secrecy Act (the “BSA”). The Order requires the Bank to take certain corrective actions aimed at resolving any outstanding violations of BSA-related laws or regulations and to implement a revised BSA/AML Program, which is designed to ensure compliance with these BSA-related laws and regulations. The Order also requires the Bank to, among other things, assess its BSA Department staffing needs, provide for independent testing of BSA/AML Program compliance, conduct a review of certain historical deposit and transaction activity and submit periodic reports of progress to the FDIC and DFPR.

The Order does not relate to the Bank’s asset quality, capital position or the safety and soundness of its financial operations. The Bank has begun taking the corrective actions required by the Order to address its BSA/AML compliance issues.

RECENT DEVELOPMENTS

The Credit Crisis and the Emergency Economic Stabilization Act of 2008

Recent events in the U.S. and global financial markets, including the deterioration of the worldwide credit markets, have created significant challenges for financial institutions both in the U.S. and around the world. Dramatic declines in the housing market during the past year, marked by falling home prices and increasing levels of mortgage foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of residential-related loans and mortgage-backed securities, but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. The availability of credit, confidence in the financial sector, and level of volatility in the financial markets have been significantly adversely affected as a result. In recent months, volatility and disruption in the capital and credit markets have reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain institutions without regard to those institutions’ underlying financial strength.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, President Bush signed into law, the Emergency Economic Stabilization Act of 2008 (the “EESA”). The EESA authorizes the U.S. Treasury to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The EESA also provided a temporary increase in deposit insurance coverage from $100,000 to $250,000 per insured account until December 31, 2009.

On October 14, 2008, the U.S. Treasury announced that it will provide Tier 1 capital (in the form of senior perpetual preferred stock) to eligible financial institutions. This program, known as the Troubled Asset Relief Program Capital Purchase Program (the “Capital Purchase Program”), allocates $250 billion from the $700 billion authorized by the EESA to the U.S. Treasury for the purchase of senior preferred shares from qualifying financial institutions. Eligible institutions will be able to sell equity interests to the U.S. Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets. Participating financial institutions will be required to adopt the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds equity issued under the Capital Purchase Program. The U.S. Treasury will determine the specific allocation, if any, for an interested financial institution after consultation with the appropriate federal banking agency.

The Company’s Potential Participation in the Capital Purchase Program

The Company has applied to receive up to $43 million in funds from the U.S. Treasury under the Capital Purchase Program based on the Company’s total risk-weighted assets of approximately $1.46 billion as of September 30, 2008. As of the date of this annual report, this application is being reviewed by the regulators. If the Company’s application is approved and it accepts the terms of the investment, the Company will be subject to restrictions with respect to executive compensation matters, as well as to additional agreements that may restrict the Company’s operations. The Company also expects that its federal regulators and the U.S. Treasury will maintain significant oversight over the Company as a participating institution to evaluate how the Company uses the capital provided and to ensure that the Company strengthens its efforts to help borrowers under the Company’s loans to avoid foreclosure, which is one of the core aspects of the EESA.

FDIC’s Temporary Liquidity Guarantee Program

As another component of the EESA, the U.S. Treasury has authorized the FDIC to provide a 100% guarantee of the following: (i) newly-issued senior unsecured debt and (ii) non-interest bearing transactional deposit accounts maintained at FDIC-insured institutions. This program is known as the Temporary Liquidity Guarantee Program, with the guarantee of senior unsecured debt referred to as the Debt Guarantee Program (the “DGP”) and the guarantee of non-interest bearing transactional accounts referred to as the Transaction Account Guarantee Program (the “TAGP”). FDIC insured institutions and their holding companies were required to opt in or out of each of the DGP and the TAGP by December 5, 2008. All insured depository institutions automatically participated in the Temporary Liquidity Guarantee Program for 30 days following the announcement of the program without charge (subsequently extended to December 5, 2008) and thereafter, unless an institution opted out, at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for noninterest-bearing transaction deposits. The Company opted to continue its participation in the TAGP, but the Company decided to opt out of the DGP.

The American Recovery and Reinvestment Act of 2009

On February 17, 2009, President Obama signed into law, The American Recovery and Reinvestment Act of 2009 (“ARRA”), which is more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. In addition, ARRA imposes new executive compensation and corporate governance limits on current and future participants in the Capital Purchase Program, which are in addition to those previously announced by the U.S. Treasury. The new limits remain in place until the participant has redeemed the preferred stock sold to the U.S. Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the recipient’s appropriate federal regulator.

It is not clear at this time what impact the EESA, the Capital Purchase Program, the TLGP, or other liquidity and funding initiatives will have on the financial markets and the other difficulties described above, including the high levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. global economies. Further adverse effects could have an adverse effect on our business.

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

EXECUTIVE OFFICERS OF WEST SUBURBAN

The names and ages of the executive officers of West Suburban, along with a brief description of the business experience of each person during the past five years, and certain other information is set forth below:

Name (Age) and Position and Offices with West Suburban (year first elected to office)	Principal Occupations and Employment for Past Five Years and Other Information

Kevin J. Acker (59) Chairman and Chief Executive Officer (1993) and Vice President (1986)	Senior Vice President, Marketing of the Bank since 1997

Keith W. Acker (59) Chief Operations Officer (1996)	Director, President and Trust Officer of the Bank since 1986

Duane G. Debs (52) President (1997) and Chief Financial Officer (1993)	Senior Vice President, Trust Officer of the Bank since 1997 and Vice President, Comptroller of the Bank since 1987

Michael P. Brosnahan (59) Vice President (1997)	Senior Vice President, Lending of the Bank since 1989

STATISTICAL DATA

The statistical data required by Exchange Act Industry Guide 3, “Statistical Disclosure By Bank Holding Companies,” has been incorporated by reference from the Company’s 2008 Annual Report to Shareholders (attached as Exhibit 13 hereto) or is set forth below. This data should be read in conjunction with the Company’s 2008 Consolidated Financial Statements and related notes, and the discussion included in Management’s Discussion and Analysis of Financial Condition and Results of Operations as set forth in the Company’s 2008 Annual Report to Shareholders.

Securities

The following table sets forth by category the amortized cost of securities at December 31 (dollars in thousands):

	2008	2007	2006
Available for sale
Corporate	$24,430	$35,489	$41,384
Trust preferred	8,511	8,577	5,000
U.S. government sponsored entities	22,170	195,193	224,276
Mortgage-backed	162,062	207,302	176,784
States and political subdivisions	10,160	13,918	13,700
Preferred stock	—	621	1,003
Total securities available for sale	227,333	461,100	462,147
Held to maturity
U.S. government sponsored entities	28,072	—	17,597
Mortgage-backed	193,187	11,450	13,882
States and political subdivisions	18,975	12,626	13,534
Total securities held to maturity	240,234	24,076	45,013
Federal Home Loan Bank stock	6,144	5,258	5,091
Total securities	$473,711	$490,434	$512,251

The following table sets forth, by contractual maturity, the amortized cost and weighted average yield of debt securities available for sale at December 31, 2008. Although the mortgage-backed securities are listed by contractual maturity, the effective maturity is significantly shorter due to regularly scheduled payments and prepayments of principal. Yields on tax-exempt securities represent tax equivalent yields, net of premium amortization and discount accretion (dollars in thousands):

	Corporate		U.S. Government Sponsored Entities		Mortgage-backed		States and Political Subdivisions
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Within 1 year	$9,954	4.34%	$3,020	3.74%	$1,651	3.73%	$1,887	4.44%
After 1 year but within 5 years	14,476	4.26%	19,150	4.10%	14,834	3.76%	2,795	4.64%
After 5 years but within 10 years	—	—%	—	—%	44,740	5.47%	1,091	6.37%
After 10 years	—	—%	—	—%	100,837	5.20%	4,387	6.15%
Total	$24,430	4.29%	$22,170	4.05%	$162,062	5.12%	$10,160	5.44%

Trust preferred securities with an amortized cost of $8.5 million had contractual maturities greater than 10 years and a weighted average yield of 3.60%. Income on Federal Home Loan Bank stock is dependent on the declaration of dividends by the Federal Home Loan Bank.

The following table sets forth, by contractual maturity, the amortized cost and weighted average yield of securities held to maturity at December 31, 2008. Although the mortgage-backed securities are listed by contractual maturity, the effective maturity is significantly shorter due to regularly scheduled payments and prepayments of principal. Yields on tax-exempt securities represent tax equivalent yields, net of premium amortization and discount accretion (dollars in thousands):

	U.S. Government Sponsored Entities		Mortgage-backed		States and Political Subdivisions
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Within 1 year	$—	—%	$—	—%	$2,540	7.35%
After 1 year but within 5 years	10,002	4.01%	—	—%	3,175	4.35%
After 5 years but within 10 years	18,070	4.13%	35,941	4.46%	3,529	5.62%
After 10 years	—	—%	157,246	4.79%	9,731	5.95%
Total	$28,072	4.09%	$193,187	4.73%	$18,975	5.81%

No securities holdings of a single issuer, other than U.S. government sponsored entities, exceed 10% of the shareholders’ equity of the Company at December 31, 2008. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Approximately $21.1 million of securities are callable in 2009. Most of these callable securities were issued by U.S. government sponsored entities.

Loan Portfolio

The following table sets forth the major loan categories at December 31 (dollars in thousands):

	2008	2007	2006	2005	2004
Commercial	$288,234	$270,293	$282,826	$276,898	$267,799
Consumer	4,276	5,653	6,821	7,501	7,552
Indirect automobile	4,454	8,559	13,855	24,939	38,651
Real estate
Residential	242,947	224,755	177,885	160,902	146,259
Commercial	276,995	249,836	232,865	225,794	207,978
Home equity	257,150	272,098	240,720	229,514	237,622
Construction	161,532	191,952	197,528	165,484	135,264
Held for sale	1,768	350	—	140	329
Credit card	10,484	11,191	10,375	10,545	14,682
Other	1,333	1,153	1,660	711	516
Total	1,249,173	1,235,840	1,164,535	1,102,428	1,056,652
Allowance for loan losses	(15,578)	(9,269)	(10,650)	(10,681)	(10,527)
Loans, net	$1,233,595	$1,226,571	$1,153,885	$1,091,747	$1,046,125

The following table sets forth the maturity and interest rate sensitivity of selected loan categories at December 31, 2008 (dollars in thousands):

	Remaining Maturity
	One year or less	One to five years	Over five years	Total
Commercial	$194,934	$79,882	$13,418	$288,234
Real estate-construction	116,057	45,475	—	161,532
Other loans	16,008	82,620	700,779	799,407
Total	$326,999	$207,977	$714,197	$1,249,173

Variable rate	$301,761	$107,899	$398,366	$808,026
Fixed rate	25,238	100,078	315,831	441,147
Total	$326,999	$207,977	$714,197	$1,249,173

Nonperforming Loans

The following table sets forth the aggregate amount of nonperforming loans and selected ratios at December 31 (dollars in thousands):

	2008	2007	2006	2005	2004
Loans past due 90 days or more still on accrual	$1,705	$480	$319	$1,665	$1,036
Nonaccrual loans	23,569	2,297	1,131	533	3,815
Total nonperforming loans	25,274	2,777	1,450	2,198	4,851
Other real estate	4,658	824	351	210	3,156
Total nonperforming assets	$29,932	$3,601	$1,801	$2,408	$8,007
Nonperforming loans as a percent of total loans	2.0%	0.2%	0.1%	0.2%	0.5%
Nonperforming assets as a percent of total assets	1.6%	0.2%	0.1%	0.1%	0.5%

The Company’s general policy is to discontinue accruing interest on a loan when it becomes 90 days past due or, on an earlier date, if management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of principal or interest is doubtful. In some circumstances, a loan that is more than 90 days past due can remain on accrual status if it is fully secured and in process of collection. When a loan has been placed on nonaccrual, interest earned but not collected is charged back to interest income. When payments are received on nonaccrual loans, the payment is first applied to principal, then to interest income and finally to expenses incurred for collection. Potential problem loans are loans included on a watch list presented to the board of directors that do not meet the definition of a nonperforming loan. Our decision to include performing loans on a watch list does not necessarily mean that we expect losses to occur or that we believe these loans to be impaired, rather, that we believe a higher degree of monitoring is appropriate for these loans. Potential problem loans as of December 31, 2008 were $38.4 million.

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

The following table sets forth the activity in the allowance for loan losses for the years ended and at December 31 (dollars in thousands):

	2008	2007	2006	2005	2004
Allowance for loan losses at beginning of period	$9,269	$10,650	$10,681	$10,527	$14,420
Loan charge-offs
Commercial	1,848	1,446	72	1,250	3,936
Consumer	10	17	5	12	31
Indirect automobile	20	37	62	79	113
Real estate
Residential	3	—	—	—	—
Commercial	13	—	—	—	164
Home equity	288	275	11	—	12
Construction	1,708	—	—	—	—
Credit card	321	210	196	192	236
Other	84	61	72	56	72
Total loan charge-offs	4,295	2,046	418	1,589	4,564
Loan recoveries
Commercial	142	129	144	252	315
Consumer	5	5	6	4	3
Indirect automobile	25	59	37	47	65
Real estate
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Home equity	—	—	—	—	—
Construction	—	—	—	—	—
Credit card	48	91	39	57	73
Other	24	6	11	8	15
Total loan recoveries	244	290	237	368	471
Net loan charge-offs	4,051	1,756	181	1,221	4,093
Provision for loan losses	10,360	375	150	1,375	200
Allowance for loan losses at end of period	$15,578	$9,269	$10,650	$10,681	$10,527

Allowance for loan losses to total loans	1.25%	0.75%	0.91%	0.97%	1.00%
Net charge-offs to average total loans	0.33%	0.15%	0.02%	0.11%	0.39%

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

Estimated losses for categories of homogeneous loan types are generally made on an aggregate basis (dollars in thousands).

	2008		2007		2006		2005		2004
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Commercial	$5,620	23.1%	$4,038	21.9%	$7,151	24.3%	$6,616	25.1%	$6,131	25.3%
Consumer (1)	106	0.3%	193	0.6%	179	0.7%	154	0.7%	163	0.7%
Indirect automobile	33	0.4%	42	0.7%	60	1.2%	117	2.3%	189	3.7%
Real estate
Residential (2)	1,224	19.5%	675	18.2%	285	15.3%	354	14.6%	366	13.9%
Commercial	3,863	22.2%	1,249	20.2%	489	20.0%	609	20.5%	624	19.7%
Home equity	1,337	20.6%	926	22.0%	746	20.7%	826	20.8%	856	22.5%
Construction	3,003	12.9%	1,607	15.5%	1,481	16.9%	1,489	15.0%	1,637	12.8%
Credit card	305	1.0%	250	0.9%	242	0.9%	258	1.0%	302	1.4%
Unallocated	87	—%	289	—%	17	—%	258	—%	259	—%
Total	$15,578	100.0%	$9,269	100.0%	$10,650	100.0%	$10,681	100.0%	$10,527	100.0%

(1)          Consumer loans include consumer and other loans.

(2)          Residential real estate loans include real estate loans - held for sale.

Deposits

The following table sets forth by category average daily deposits and interest rates for the years ended December 31 (dollars in thousands):

	2008		2007		2006
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand-noninterest-bearing	$138,106	—%	$145,314	—%	$152,423	—%
NOW	307,033	0.4%	306,680	0.9%	315,209	0.9%
Money market checking	326,367	2.5%	290,610	4.3%	254,492	4.2%
Savings	334,266	0.8%	359,173	1.8%	398,013	2.2%
Time deposits
Less than $100,000	368,943	4.1%	393,708	4.7%	381,062	4.2%
$100,000 and greater	146,492	4.1%	164,785	4.9%	154,178	4.5%
Total	$1,621,207	2.1%	$1,660,270	2.9%	$1,655,377	2.7%

The following table sets forth by maturity time deposits $100,000 and greater at December 31 (dollars in thousands):

2008
Within 3 months	$26,882
After 3 months but within 6 months	19,256
After 6 months but within 12 months	32,528
After 1 year but within 5 years	65,774
Over 5 years	—
Total	$144,440

Return on Equity and Assets and Other Financial Ratios

The following table sets forth selected financial ratios at and for the years ended December 31:

	2008	2007	2006
Return on average total assets	0.90%	1.26%	1.38%
Return on average shareholders’ equity (GAAP) (1)	16.01%	24.04%	27.05%
Return on average shareholders’ equity plus common stock in ESOP subject to contingent repurchase obligation (non-GAAP) (1)	10.40%	14.83%	16.83%
Cash dividends declared to net income	102.88%	92.36%	85.30%
Average shareholders’ equity (GAAP) (1)	5.63%	5.24%	5.09%
Average shareholders’ equity plus common stock in ESOP subject to contingent repurchase obligation to average total assets (non-GAAP) (1)	8.67%	8.49%	8.18%

(1)   See Note 7 to the Company’s consolidated financial statements and the section entitled “Non-GAAP Financial Measures” on page 37 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2008 (attached as Exhibit 13 hereto). This presentation is consistent with the Company’s belief that it is unlikely that the Company would be required to satisfy the contingent repurchase obligation.

ITEM 1A.     RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, shareholders, prospective investors and other interested parties should carefully consider the following risk factors:

A continued downturn in the economy, particularly in the western suburbs of Chicago, Illinois, where the Company’s business is primarily conducted, could have a material adverse affect on the Company’s business, financial condition and results of operations.

The Company’s business and earnings are directly affected by general business and economic conditions in the U.S. and, in particular, economic conditions in the western suburbs of Chicago, Illinois. These conditions include legislative and regulatory changes, short-term and long-term interest rates, inflation, and changes in government monetary and fiscal policies, all of which are beyond our control.

At the end of 2007, the U.S. economy experienced a downturn that has continued into 2009. A continued downturn in economic conditions, in particular within the Company’s primary market area within the western suburbs of Chicago, Illinois, could result in a decrease in the demand for the Company’s products and services, an increase in the Company’s loan delinquencies and defaults, and an increase in the Company’s problem assets and foreclosures. The value of real estate pledged as collateral for loans made by the Company has declined, and may continue to decline, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral securing the Company’s existing loans. These factors could lead to reduced interest income and an increase in the provision for loan losses.

If current economic conditions continue or worsen, the Company’s business, growth and profitability are likely to suffer a material adverse effect. To the extent that the Company’s business customers’ underlying businesses are harmed as a result of the general economic environment, the Company’s customers are more likely to default on their loans. Negative economic trends could lead to higher past due and non-accrual loans, resulting in a material adverse effect to the Company’s financial condition and results of operations.

A further deterioration of the Company’s current non-performing loans or an increase in the number of non-performing loans may have a material adverse affect on the Company’s financial condition and results of operations.

Weakening economic conditions in the residential and commercial real estate sectors have adversely affected, and may continue to adversely affect, the Company’s loan portfolio. The Company’s ratio of non-performing assets to total assets increased in 2008 to 1.6% at December 31, 2008, from 0.2% at December 31, 2007. If loans that currently are non-performing further deteriorate or loans that are currently performing become non-performing loans, the Company may need to increase its allowance for loan losses. Such an increase may have a material adverse effect to the Company’s financial condition and results of operations.

The Company must effectively manage its credit risk.

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. The Company attempts to minimize its credit risk through prudent loan application approval procedures, careful monitoring of the concentration of its loans within specific industries and periodic independent reviews of outstanding loans by its credit review department. However, the Company cannot ensure that its approval and monitoring procedures effectively manage its credit risks. Should the economic climate continue to worsen, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the allowance for loan losses which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s allowance for loan losses may prove to be insufficient to absorb probable incurred credit losses.

The Company’s estimate of the level of allowance for loan losses requires management to apply significant judgment. The Company establishes its allowance for loan losses in consultation with management and maintains it at a level considered adequate by management to absorb probable incurred credit losses in the loan portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond the Company’s control, and such losses may exceed current estimates. At December 31, 2008, the Company’s allowance for loan losses as a percentage of total loans was 1.25% and as a percentage of total nonperforming loans was approximately 62%. Although management believes that the allowance for loan losses is adequate to absorb probable incurred credit losses in the Company’s loan portfolio, the Company cannot predict loan losses with certainty, and the Company cannot assure you that its allowance for loan losses will prove sufficient to cover actual loan losses. Loan losses in excess of its allowance for loan losses may adversely affect the Company’s financial condition and results of operations.

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

The value of certain investment securities is volatile and future declines or other-than-temporary impairments could materially adversely affect our financial condition and results of operations.

The Company’s securities portfolio includes corporate securities, pooled trust preferred securities issued by banks and insurance companies, U.S. government sponsored entity issued securities, mortgage-backed securities issued by U.S. government sponsored entities, municipal securities issued by states and political subdivisions and restricted stock issued by the Federal Home Loan Bank of Chicago.  Continued volatility in the market value for certain of the Company’s investment securities, whether caused by changes in market perceptions of credit risk, as reflected in the expected market yield of the security, or actual defaults in the portfolio could result in significant fluctuations in the value of the securities.  This could have a material adverse impact on the Company’s accumulated other comprehensive loss and shareholders’ equity depending on the direction of the fluctuations.  Furthermore, future downgrades or defaults in these securities could result in future classifications as other than temporarily impaired.  The Company evaluates all of its securities for other-than-temporary impairment on a regular basis.  In light of the recent conditions of the banking and insurance industries, the pooled trust preferred securities sector has been highly scrutinized.  As of December 31, 2008, the Company determined that the decline in the value of its pooled trust preferred securities does not represent other-than-temporary impairment.  No assurances can be provided, however, that the Company’s investment securities, including the pooled trust preferred securities, will not experience an other-than-temporary impairment, which could have a material adverse effect on the Company’s financial condition and results of operations.

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

Real estate lending (including home equity, commercial, construction and residential) is a large portion of the Company’s loan portfolio. These categories represent $925.9 million, or approximately 74.1% of the Company’s total loan portfolio as of December 31, 2008. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located, and adverse developments affecting real estate values in one or more of the Company’s markets could increase the credit risk associated with its loan portfolio. Additionally, construction and commercial real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or the Company may negatively impact the future cash flow and market values of the affected properties.

If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then the Company may not be able to realize the amount of security that it anticipated at the time of originating the loan, which could cause the Company to increase its provision for loan losses and adversely affect its business, financial condition and results of operations. The ongoing weakness in the U.S. and local housing markets and the overall economy has lead to declines in home prices in many markets. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of job losses, interest rate resets on adjustable rate mortgage loans or other factors could have continued adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which could adversely affect the Company’s business, financial condition and results of operations.

The Company’s construction loans are based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate, and the Company may be exposed to more losses on these construction loans than on other loans.

At December 31, 2008, construction loans, including land acquisition and development, totaled $161.5 million, or 12.9%, of the Company’s total loan portfolio. Construction and land acquisition and development lending involve additional risks because funds are advanced based upon values associated with the completed project, which are uncertain. Because of the uncertainties inherent in evaluating the construction cost estimates that the Company receives from its customers and other third parties, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. The market values of real estate throughout the U.S., including in the Company’s market area, dramatically declined in 2008. The ongoing weakness in the U.S. real estate markets may negatively impact the ability of the Company’s borrowers to sell or lease their properties. If the Company’s appraisal of the anticipated value of the completed project proves to be overstated, the Company may have inadequate security for the loan.

Commercial loans also make up a significant portion of the Company’s loan portfolio.

Commercial loans were approximately $288.2 million (excluding $277.0 million of commercial real estate loans), or approximately 23.1% of the Company’s total loan portfolio as of December 31, 2008. The Company’s commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, equipment or real estate. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if a guarantee is obtained. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. A continued decline in the U.S. economy could harm the businesses of the Company’s borrowers and reduce the value of the assets securing the Company’s commercial loans.

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

The Company may expand into additional communities or attempt to strengthen its position in its current markets by undertaking additional branch openings. The Company currently anticipates opening one new branch in Will County during 2009. Based on experience, management believes that it generally takes up to two years for new banking facilities to first achieve operational profitability, due to the impact of overhead expenses and the start-up phase of generating loans and deposits. To the extent that the Company undertakes additional branching, it is likely to continue to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on the Company’s levels of reported net income, return on average equity and return on average assets.

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

The Company is required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations. The Company anticipates that its existing capital resources will satisfy its capital requirements for the foreseeable future. However, the Company may at some point need to raise additional capital to support continued growth, both internally and through acquisitions. The Company has applied to participate in the U.S. Department of the Treasury’s Capital Purchase Program, but as of the date of this report, the Company’s application has not been approved, and there is no guarantee that it will be approved.

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

A recent change in Illinois law may adversely affect the Company’s operating results and financial condition. Under current tax law, the Company enjoys favorable tax treatment with respect to dividends it receives from its captive real estate investment trust, or REIT. Effective January 1, 2009, a new Illinois law relating to the deductibility of REIT dividends eliminated this tax benefit and the Company’s effective tax rate will likely increase.

Government regulation can result in limitations on the Company’s operations.

The Company and its operating subsidiaries operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve, the FDIC and the DFPR. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of the Company’s shares, its acquisition of other companies and businesses, permissible activities in which the Company may engage, maintenance of adequate capital levels and other aspects of the Company’s operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry could change at any time, and the Company cannot predict the effects of these changes on its business and profitability. Increased regulation could increase the Company’s cost of compliance and adversely affect profitability. For example, new legislation or regulation may limit the manner in which the Company may conduct its business, including its ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads.

As a financial institution, the Company is required under the USA PATRIOT Act and the BSA to develop programs to prevent the Company from being used for money laundering and terrorist activities. The Company is also obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network in certain circumstances. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. On December 3, 2008, the Bank entered into an Order to Cease and Desist with the FDIC and the DFPR which requires the Bank to take certain corrective actions aimed at resolving any outstanding violations of BSA-related laws or regulations and to implement a revised BSA/AML Program designed to ensure compliance with these BSA-related laws and regulations. Although the Order does not relate to the Bank’s asset quality, capital position or the safety and soundness of its financial operations, the Order requires the Bank to, among other things, assess its BSA Department staffing needs, provide for independent testing of BSA/AML Program compliance, conduct a review of certain historical deposit and transaction and submit periodic reports of progress to the FDIC and DFPR. As a result, the Company expects the Order to increase the Company’s cost of regulatory compliance, which may adversely affect its earnings. In addition, if the Bank fails to comply with the Order, the failure could result in further regulatory actions, which may significantly limit the Company’s operations and growth.

The Company’s potential participation in the U.S. Treasury’s Capital Purchase Program may adversely affect the value of its common stock and the rights of the Company’s common shareholders.

If the Company participates in the U.S. Treasury’s Capital Purchase Program, the terms of the preferred stock the Company may issue under the program could reduce investment returns to the Company’s common shareholders by restricting dividends and restricting capital management practices. Without the prior consent of the U.S. Treasury, the Company will be prohibited from increasing common stock dividends for the first three years while the U.S. Treasury holds the preferred stock.

Also, the preferred stock requires quarterly dividends to be paid at the rate of 5% per annum for the first five years and 9% per annum thereafter until the stock is redeemed by the Company. The payments of these dividends will decrease the excess cash the Company would otherwise have available to pay dividends on its common stock and to use for general corporate purposes, including working capital.

Finally, the Company will be prohibited from continuing to pay dividends on its common stock unless it has fully paid all required dividends on the preferred stock issued to the U.S. Treasury. Although the Company expects to be able to pay all required dividends on the preferred stock (and to continue to pay dividends on common stock at current levels), there is no guarantee that the Company will be able to do so in the future.

The Company has a continuing need for technological change, and it may not have the resources to effectively implement new technology.

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

West Suburban’s ability to pay dividends on its common stock largely depends on its receipt of dividends from the Bank. The amount of dividends that the Bank may pay to West Suburban is limited by federal and state laws and regulations relating to financial institutions. As of December 31, 2008, approximately $15.1 million was available to be distributed as dividends by the Bank to West Suburban while remaining a “well-capitalized” institution. However, the FDIC may restrict the payment of dividends by the Bank. In addition, West Suburban and the Bank may decide to limit the payment of dividends even when they have the legal ability to pay them in order to retain earnings for use in their businesses.

In addition, if the Company participates in the U.S. Treasury’s Capital Purchase Program, the Company’s ability to pay dividends will be restricted as described in more detail under the Risk Factor entitled “The Company’s potential participation in the U.S. Treasury’s Capital Purchase Program may adversely affect the value of its common stock and the rights of the Company’s common shareholders.”

There is no established trading market for West Suburban’s common shares.

West Suburban’s common stock is not traded on any exchange or quoted on the NASDAQ or traded on any other established trading market, and West Suburban does not intend to apply for listing or quotation. West Suburban cannot assure you that a liquid market will develop for West Suburban’s common stock. If no trading market develops for West Suburban’s common stock, it may be difficult to sell your shares or, if sold, it may be difficult to resell the shares for a price at or above the price you paid for your shares. Even if a trading market is established, there is no assurance that such a trading market can be sustained.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.        PROPERTIES

West Suburban and the Bank occupy a total of approximately 264,300 square feet in 34 full-service branches, five limited-service branches and five departments providing insurance, financial and other services. West Suburban’s principal office is located in approximately 32,500 square feet of office space at 711 South Meyers Road, Lombard, Illinois. As indicated below, the Bank also operates its principal office as a branch. West Suburban Bank Land Trust, West Suburban Financial Services and WSIS are located at 711 South Meyers Road. West Suburban Bank VISA is located at 701 South Meyers Road. The Prepaid Solutions Group’s principal office is located at 8001 South Cass Avenue.

The following table sets forth certain information concerning the branches of the Bank as of December 31, 2008:

Location of Branches and Other Services	Approximate Square Feet	Status

711 South Meyers Road Lombard, Illinois	32,500	Owned

40 East St. Charles Road Villa Park, Illinois	2,700	Owned

17W754 22nd Street Oakbrook Terrace, Illinois	6,100	Owned

707 North Main Street Lombard, Illinois	4,100	Owned

221 South West Street Wheaton, Illinois	800	Owned

895 East Geneva Road Carol Stream, Illinois	3,000	Leased

1104 West Boughton Road Bolingbrook, Illinois	4,500	Owned

295 West Loop Road Wheaton, Illinois	4,500	Owned

6400 South Cass Avenue Westmont, Illinois	3,100	Leased

2800 Finley Road Downers Grove, Illinois	10,700	Owned

1122 South Main Street Lombard, Illinois	6,400	Owned

3S041 Route 59 Warrenville, Illinois	3,700	Owned

5330 Main Street Downers Grove, Illinois	10,500	Owned

8001 South Cass Avenue Darien, Illinois	17,800	Owned

672 East Boughton Road Bolingbrook, Illinois	7,100	Owned

Location of Branches and Other Services	Approximate Square Feet	Status

1005 75th Street Darien, Illinois	1,000	Owned

505 North Weber Road Romeoville, Illinois	4,400	Owned

401 North Gary Avenue Carol Stream, Illinois	6,400	Owned

355 West Army Trail Road Bloomingdale, Illinois	10,700	Owned

1657 Bloomingdale Road Glendale Heights, Illinois	4,100	Owned

1061 West Stearns Road Bartlett, Illinois	3,400	Owned

1380 West Army Trail Road Carol Stream, Illinois	2,300	Leased

315 South Randall Road St. Charles, Illinois	1,400	Owned

3000 East Main Street St. Charles, Illinois	4,200	Owned

1870 McDonald Road South Elgin, Illinois	4,600	Owned

101 North Lake Street Aurora, Illinois	19,000	Owned

1830 Douglas Road Montgomery, Illinois	2,500	Owned

2000 West Galena Boulevard Aurora, Illinois	48,000	Owned

335 North Eola Road Aurora, Illinois	4,200	Owned

2830 Route 34 Oswego, Illinois	4,800	Owned

10 Saravanos Drive Yorkville, Illinois	3,200	Leased

1071 Station Drive Oswego, Illinois	3,200	Leased

1296 East Chicago Avenue Naperville, Illinois	2,300	Owned

2020 Feldott Lane Naperville, Illinois	4,500	Owned

Location of Branches and Other Services	Approximate Square Feet	Status

Beacon Hill Retirement Community 2400 South Finley Road Lombard, Illinois	100	Leased

Clare Oaks 825 Carillon Drive Bartlett, Illinois	100	Leased

717 South Meyers Road Lombard, Illinois	7,100	Owned

701 South Meyers Road Lombard, Illinois	5,200	Owned

Lexington Health Care Center of Elmhurst 400 West Butterfield Road Elmhurst, Illinois	100	Leased

Lexington Health Care Center of Lombard 555 Foxworth Boulevard Lombard, Illinois	100	Leased

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

West Suburban hereby incorporates by reference the information called for by Item 5 of this Form 10-K from the sections entitled “Common Stock, Book Value and Dividends” and “Stock Performance Presentation” on page 4 and page 34, respectively, of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2008 (attached as Exhibit 13 hereto). The Company’s ability to pay dividends to shareholders is largely dependent upon dividends it receives from the Bank, which is subject to regulatory limitations on the amount of cash dividends it may pay. See “Business — Supervision and Regulation — The Company — Dividend Payments” and “Business — Supervision and Regulation — The Bank — Dividend Payments” for a more detailed description of theses limitations.

West Suburban’s common stock is not traded on any national or regional exchange. While there is no established trading market for West Suburban’s common stock, West Suburban is aware that from time to time limited or infrequent quotations are made with respect to West Suburban’s common stock and that there occurs limited trading in West Suburban’s common stock resulting from private transactions not involving brokers or dealers. Transactions in West Suburban’s common stock have been infrequent. As of March 4, 2009, West Suburban had 430,011 shares of common stock outstanding held by 1,148 shareholders of record. Management is aware of 43 transactions during

2008 involving the sale, in the aggregate, of 3,846 shares of West Suburban’s common stock, and 22 transactions during 2007 involving the sale, in the aggregate, of 1,084 shares of West Suburban’s common stock. The average sale price of transactions in 2008 and 2007 was $635.27 and $702.87 per share of common stock, respectively.

ITEM 6.

SELECTED FINANCIAL DATA

West Suburban hereby incorporates by reference the information called for by Item 6 of this Form 10-K from the section entitled “Selected Financial Data” on page 36 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2008 (attached as Exhibit 13 hereto).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

West Suburban hereby incorporates by reference the information called for by Item 7 of this Form 10-K from the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 39 through 49 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2008 (attached as Exhibit 13 hereto).

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

West Suburban hereby incorporates by reference the information called for by Item 7A of this Form 10-K from the “Interest Rate Sensitivity” section included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 39 through 49 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2008 (attached as Exhibit 13 hereto).

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

West Suburban hereby incorporates by reference the information called for by Item 8 of this Form 10-K from the Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 7 through 33 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2008 (attached as Exhibit 13 hereto).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act as of December 31, 2008. Based on that evaluation, the Company’s Chairman and Chief Executive Officer and the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified.

There have been no significant changes in the Company’s internal control over financial reporting that have affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

West Suburban’s management report on internal control over financial reporting is set forth in, and West Suburban hereby incorporates by reference, the section entitled “Management’s Report on Internal Control over Financial Reporting” on page 5 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2008 (attached as Exhibit 13 hereto).

ITEM 9B.              OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In addition, and as a supplement to the information provided under the caption “Executive Officers of West Suburban” in Part I of this Form 10-K, West Suburban hereby incorporates by reference the information called for by Item 10 of this Form 10-K regarding directors of West Suburban from the section entitled “Election of Directors” of West Suburban’s 2009 Proxy Statement.

Section 16(a) of the Exchange Act requires that the Company’s executive officers and directors and persons who own more than 10% of the Company’s Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the exchange on which West Suburban’s Common Stock is traded. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company’s review of the copies and forms furnished to the Company and, if appropriate, representations made to the Company by any such reporting person concerning whether a Form 5 was required to be filed for the 2008 fiscal year, the Company is not aware that any of its directors and executive officers or 10% shareholders failed to comply with the filing requirements of Section 16(a) during 2008.

West Suburban adopted a code of ethics that applies to West Suburban’s principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. West Suburban’s code of ethics is available in the Shareholder Information section of West Suburban’s website, www.westsuburbanbank.com.

Since the date of West Suburban’s 2008 Proxy Statement, there have been no material changes to the procedures by which shareholders may recommend nominees to West Suburban’s board of directors.

ITEM 11.

EXECUTIVE COMPENSATION

West Suburban hereby incorporates by reference the information called for by Item 11 of this Form 10-K from the section entitled “Executive Compensation” of West Suburban’s 2009 Proxy Statement; provided, however, that “Report of the Compensation Committee on Executive Compensation” is specifically not incorporated into this Form 10-K.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

West Suburban hereby incorporates by reference the information called for by Item 12 of this Form 10-K from the sections entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” of West Suburban’s 2009 Proxy Statement.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

West Suburban hereby incorporates by reference the information called for by Item 13 of this Form 10-K from the section entitled “Transactions with Directors, Officers and Associates” and “Corporate Governance and the Board of Directors” of West Suburban’s 2009 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

West Suburban hereby incorporates by reference the information called for by Item 14 of this Form 10-K from the section entitled “Accounting Fees and Services” of West Suburban’s 2009 Proxy Statement.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item (a)(1) and (2). Financial Statements

WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

The following audited Consolidated Financial Statements of West Suburban and its subsidiaries and related notes and report of independent registered public accounting firm are incorporated by reference from West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2008 (attached as Exhibit 13 hereto).

The following Condensed Financial Information-Parent Only is incorporated by reference from Note 13 to West Suburban’s audited Consolidated Financial Statements as set forth in West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2008 (attached as Exhibit 13 hereto).

Annual Report Page No.

Condensed Balance Sheets — December 31, 2008 and 2007	31

Condensed Statements of Income — Years Ended December 31, 2008, 2007 and 2006	32

Condensed Statements of Cash Flows — Years Ended December 31, 2008, 2007 and 2006	32

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
Duane G. Debs
President and Chief Financial Officer

Date: March 11, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 11th day of March, 2009.

SIGNATURE		TITLE

/s/ Kevin J. Acker	3/11/2009	Chairman, Chief Executive Officer
Kevin J. Acker	Date	and Director

/s/ Duane G. Debs	3/11/2009	President, Chief Financial Officer,
Duane G. Debs	Date	Director and Principal Accounting
Officer

/s/ David S. Bell	3/11/2009	Director
David S. Bell	Date

/s/ Peggy P. LoCicero	3/11/2009	Director
Peggy P. LoCicero	Date

/s/ Charles P. Howard	3/11/2009	Director
Charles P. Howard	Date

The foregoing includes all of the Board of Directors of West Suburban.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of West Suburban filed March 14, 1986 — Incorporated by reference from Exhibit 3.1 of Form 10-K of West Suburban dated March 21, 2003, under Commission File No. 0-17609.

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

3.6	Amended and Restated By-laws of West Suburban — Incorporated by reference from Exhibit 3.5 of Form 10-K of West Suburban dated March 21, 2003, under Commission File No. 0-17609.

4.1	Specimen of Common Stock certificate — Incorporated by reference from Exhibit 4.1 of Form 10-K of West Suburban dated March 14, 2006, under Commission File No. 0-17609.

10.1	Directors and Senior Management Deferred Compensation Plan of West Suburban.

10.2	Restated Employment Agreement dated December 29, 2008 between West Suburban and Mr. Kevin J. Acker.

10.3	Restated Employment Agreement dated December 29, 2008 between West Suburban and Mr. Keith W. Acker.

10.4	Restated Employment Agreement dated December 29, 2008 between West Suburban and Mr. Duane G. Debs.

10.5	Restated Employment Agreement dated December 29, 2008 between West Suburban and Mr. Michael P. Brosnahan.

10.6	Restated Employment Agreement dated December 31, 2008 between West Suburban and Mr. Daniel P. Grotto.

10.7	Form of Amended and Restated Life Insurance Agreement between West Suburban and Messrs. Kevin J. Acker, Keith W. Acker, Duane G. Debs, Michael P. Brosnahan and Daniel P. Grotto.

13	Annual Report to Shareholders of West Suburban for fiscal year ended December 31, 2008.

21	Subsidiaries of Registrant.

31.1	Certification of Kevin J. Acker, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Duane G. Debs, President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule15d-14(a).

32.1	Certification of Kevin J. Acker, Chairman and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.2	Certification of Duane G. Debs, President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.