Form 10-Q
period 2009-03-31
WEST SUBURBAN BANCORP INC
filed 2009-05-08
CIK 805080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 8, 2009, 428,611 shares of West Suburban common stock were outstanding.

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

•            The ability of the Company to comply with, and satisfy the requirements of, its formal written agreements with its regulators and the consequences that may result from its inability to comply.

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

PART I

ITEM 1.      FINANCIAL STATEMENTS

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(UNAUDITED)

	March 31,	December 31,
	2009	2008
Assets
Cash and due from banks	$29,023	$33,174
Federal funds sold	45,622	22,300
Total cash and cash equivalents	74,645	55,474
Securities
Available for sale (amortized cost of $210,569 in 2009 and $227,333 in 2008)	208,124	225,814
Held to maturity (fair value of $237,848 in 2009 and $244,928 in 2008)	231,079	240,234
Federal Home Loan Bank stock	6,144	6,144
Total securities	445,347	472,192
Loans, less allowance for loan losses of $16,236 in 2009 and $15,578 in 2008	1,217,133	1,233,595
Bank-owned life insurance	35,275	35,442
Premises and equipment, net	45,465	45,298
Other real estate	4,415	4,658
Accrued interest and other assets	21,453	20,761
Total assets	$1,843,733	$1,867,420

Liabilities and shareholders’ equity
Deposits
Demand-noninterest-bearing	$126,096	$132,664
Prepaid solutions cards deposits	33,667	34,360
Interest-bearing	1,499,150	1,458,901
Total deposits	1,658,913	1,625,925
Federal funds purchased	—	55,000
Prepaid solutions cards liabilities	1,929	3,604
Accrued interest and other liabilities	24,097	21,992

Common stock in ESOP subject to contingent repurchase obligation	42,406	46,670

Shareholders’ equity
Common stock, no par value; 15,000,000 shares authorized; 428,611 shares issued and outstanding as of March 31, 2009 and 432,495 shares issued and outstanding as of December 31, 2008	3,426	3,457
Surplus	36,089	38,066
Retained earnings	121,130	120,676
Accumulated other comprehensive loss	(1,851)	(1,300)
Amount reclassified on ESOP shares	(42,406)	(46,670)
Total shareholders’ equity	116,388	114,229
Total liabilities and shareholders’ equity	$1,843,733	$1,867,420

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Dollars in thousands, except per share data)

(UNAUDITED)

	2009	2008
Interest income
Loans, including fees	$16,004	$19,689
Securities
Taxable	5,032	4,788
Exempt from federal income tax	276	254
Federal funds sold	25	134
Total interest income	21,337	24,865

Interest expense
Deposits	6,485	10,088
Other	42	35
Total interest expense	6,527	10,123
Net interest income	14,810	14,742
Provision for loan losses	1,300	850
Net interest income after provision for loan losses	13,510	13,892

Noninterest income
Prepaid solutions cards	4,683	3,865
Service fees on deposit accounts	1,396	1,483
Debit card fees	481	521
Bank-owned life insurance	(221)	(364)
Net realized gains on securities transactions	—	19
Gain on redemption and interest in escrow fund of VISA stock	—	1,894
Other	923	1,010
Total noninterest income	7,262	8,428

Noninterest expense
Salaries and employee benefits	6,133	5,516
Prepaid solutions cards	2,917	2,874
Furniture and equipment	1,590	1,459
Occupancy	1,520	1,419
Advertising and promotion	229	477
Professional fees	880	550
FDIC Assessments	334	148
Other	1,870	2,058
Total noninterest expense	15,473	14,501

Income before income taxes	5,299	7,819
Income tax expense	1,405	2,142
Net income	$3,894	$5,677

Total comprehensive income	$3,343	$8,258

Earnings per share	$9.02	$13.13
Average shares outstanding	431,486	432,495

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Dollars in thousands, except per share data)

(UNAUDITED)

	Common Stock and Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2008	$41,523	$121,360	$(1,415)	$(56,907)	$104,561

Adjustment to initially apply EITF 06-04		(121)			(121)
Comprehensive income
Net income		5,677			5,677
Change in unrealized (loss) gain on available for sale securities, net of reclassification and tax effects			2,575		2,575
Change in post-retirement obligation, net of tax effects			6		6
Total comprehensive income					8,258
Cash dividends declared - $10.00 per share		(4,325)			(4,325)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation				(3,442)	(3,442)
Balance, March 31, 2008	$41,523	$122,591	$1,166	$(60,349)	$104,931

	Common Stock and Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2009	$41,523	$120,676	$(1,300)	$(46,670)	$114,229

Repurchase and retirement of 3,884 shares of common stock	(2,008)				(2,008)
Comprehensive income
Net income		3,894			3,894
Change in unrealized loss on available for sale securities, net of reclassification and tax effects			(556)		(556)
Change in post-retirement obligation, net of tax effects			5		5
Total comprehensive income					3,343
Cash dividends declared - $8.00 per share		(3,440)			(3,440)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation				4,264	4,264
Balance, March 31, 2009	$39,515	$121,130	$(1,851)	$(42,406)	$116,388

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Dollars in thousands)

(UNAUDITED)

	2009	2008
Cash flows from operating activities
Net income	$3,894	$5,677
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	920	875
Provision for loan losses	1,300	850
Deferred income tax provision (benefit)	1,453	(1,443)
Net discount accretion and premium amortization of securities	(93)	33
Net realized gains on securities transactions	—	(19)
Gain on redemption and interest in escrow fund of VISA stock	—	(1,894)
Decrease in carrying value of bank-owned life insurance	221	364
Amortization of deferred loan fees	6	20
Net gains on sales of loans held for sale	(76)	(5)
Sales of loans held for sale	10,361	521
Origination of loans held for sale	(10,969)	(445)
Net gains on sales of other real estate	(14)	—
(Increase) decrease in accrued interest and other assets	(1,781)	1,009
Increase (decrease) in accrued interest and other liabilities	2,116	(240)
Net cash provided by operating activities	7,338	5,303
Cash flows from investing activities
Securities available for sale
Sales	—	54,258
Maturities, calls and redemptions	17,259	106,988
Purchases	(466)	(4,800)
Securities held to maturity and restricted securities
Maturities and calls	15,779	1,716
Purchases	(6,560)	(180,676)
Net decrease (increase) in loans	15,840	(13,773)
Investment in bank-owned life insurance policies	(54)	(82)
Purchases of premises and equipment	(1,087)	(1,257)
Sales of other real estate	257	—
Net cash provided by (used in) investing activities	40,968	(37,626)
Cash flows from financing activities
Net increase in deposits	32,988	20,800
Net (decrease) increase in federal funds purchased	(55,000)	8,000
Net (decrease) increase in prepaid solutions cards liabilities	(1,675)	6,656
Repurchase and retirement of common stock	(2,008)	—
Dividends paid	(3,440)	(4,325)
Net cash (used in) provided by financing activities	(29,135)	31,131
Net increase (decrease) in cash and cash equivalents	19,171	(1,192)
Beginning cash and cash equivalents	55,474	33,183
Ending cash and cash equivalents	$74,645	$31,991

Supplemental disclosures
Cash paid for interest	$5,759	$10,069
Cash paid for income taxes	130	—
Due from broker on sale of securities	—	4,008

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

Note 2 - Reclassifications

To conform with the balance sheet presentation as of March 31, 2009, the Company reclassified $34.6 million of December 31, 2008 prepaid solutions cards balances from liabilities to demand-noninterest-bearing deposits. This reclassification is in accordance with the Federal Deposit Insurance Corporation’s (“FDIC”) General Counsel Opinion No. 8 — “Stored Value Cards” (the “Opinion”), which became effective in the fourth quarter of 2008 and clarifies which prepaid card balances are classified as deposits. The balances that have been reclassified as deposits are eligible for FDIC insurance coverage to the maximum extent permitted by law. The reclassification of the December 31, 2008 balances did not change the Company’s consolidated assets disclosed in the December 31, 2008 consolidated financial statements and has no impact on the December 31, 2008 consolidated statement of income, stockholders’ equity or statement of cash flows.

Note 3 - Securities

At March 31, 2009 and December 31, 2008, the carrying values of securities are as follows:

	March 31, 2009	December 31, 2008
Securities available for sale
Corporate	$23,989	$23,677
Pooled trust preferred	1,202	3,463
U.S. government sponsored entities	21,573	23,254
Mortgage-backed	150,695	165,294
States and political subdivisions	10,665	10,126
Total securities available for sale	208,124	225,814

Securities held to maturity
U.S. government sponsored entities	29,305	28,072
Mortgage-backed	184,067	193,187
States and political subdivisions	17,707	18,975
Total securities held to maturity	231,079	240,234
Federal Home Loan Bank stock	6,144	6,144
Total securities	$445,347	$472,192

Sales of securities available for sale were as follows during the three months ended March 31:

	2009	2008
Proceeds from sales	$—	$58,266
Gross realized gains	—	35
Gross realized losses	—	(16)

Securities with unrealized losses at March 31, 2009 and December 31, 2008 are presented below by the length of time the securities have been in a continuous unrealized loss position:

	March 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate	$4,955	$18	$19,025	$419	$23,980	$437
Pooled trust preferred	—	—	1,202	7,335	1,202	7,335
U.S. government sponsored entities	6,520	33	—	—	6,520	33
Mortgage-backed	4,625	34	1,404	16	6,029	50
States and political subdivisions	10,140	225	951	147	11,091	372
Total temporarily impaired	$26,240	$310	$22,582	$7,917	$48,822	$8,227

	December 31, 2008
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate	$4,839	$79	$18,838	$674	$23,677	$753
Pooled trust preferred	—	—	3,463	5,048	3,463	5,048
Mortgage-backed	20,607	143	3,836	36	24,443	179
States and political subdivisions	15,297	727	—	—	15,297	727
Total temporarily impaired	$40,743	$949	$26,137	$5,758	$66,880	$6,707

Debt securities, with the exception of pooled trust preferred, are evaluated for other-than-temporary impairment under the Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Statement of Financial Accounting Standards (“SFAS”) 115-1. The Company’s debt securities in an unrealized loss position for greater than 12 months totaled $21.4 million and the related unrealized loss totaled $.6 million as of March 31, 2009. In accordance with FSP SFAS 115-1, unrealized losses on these debt securities are not recognized because management has the intent and ability to hold the securities until their maturity date, no concerns currently exist with the respect to the ability of the issuer to satisfy its obligations at maturity and management believes that the value of these debt securities with unrealized losses will recover as the securities approach their maturity date and/or repricing date. The Company has concluded that as of March 31, 2009, its debt securities were not other-than-temporarily impaired.

The Company currently holds pooled trust preferred securities which are evaluated for other-than-temporary impairment under Emerging Issues Task Force (“EITF”) 99-20, as amended by EITF 99-20-1. As of March 31, 2009, the unrealized loss on pooled trust preferred securities held by the Company totaled $7.3 million, or 86% of the amortized cost. The evaluation under EITF 99-20, as amended by EITF 99-20-1, includes an analysis to determine whether there has been an adverse change in the expected cash flows. The evaluation also includes monitoring the ratings assigned by national rating agencies such as Moody’s Investor Service to determine if any downgrades have occurred, and a detailed review of the underlying collateral to determine a break in yield point.

As of March 31, 2009, none of the five pooled trust preferred securities were investment grade. The underlying collateral in each of the pooled trust preferred securities are financial institutions and/or insurance companies. In calculation of the underlying default/deferral assumptions, the Company evaluates the institutions in each pool based on certain performance criteria to determine the risk of additional deferrals and defaults in the future periods. Some of the other assumptions evaluated are prepayment speed and estimated recovery in future years. The calculated assumptions are used to rerun expected cash flow for each of the pooled trust preferred securities to determine if there has been an adverse change in the expected cash flows. The Company has concluded that as of March 31, 2009, the pooled trust preferred securities were not other-than-temporarily impaired because there was no adverse change in expected cash flows.

Note 4 - Financial Instruments with Off-Balance Sheet Risk

Unused lines of credit and other commitments to extend credit not reflected in the financial statements are as follows:

	March 31, 2009			December 31, 2008
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commercial loans and lines of credit	$3,775	$230,104	$233,879	$4,940	$224,216	$229,156
Check credit lines of credit	1,041	—	1,041	1,033	—	1,033
Mortgage loans	11,445	—	11,445	6,712	—	6,712
Home equity lines of credit	3,600	167,744	171,344	—	174,739	174,739
Letters of credit	—	19,758	19,758	—	22,795	22,795
Credit card lines of credit	—	40,390	40,390	—	40,267	40,267
Total	$19,861	$457,996	$477,857	$12,685	$462,017	$474,702

Fixed rate commercial loan commitments at March 31, 2009 had interest rates ranging from 4.2% to 7.8% with terms ranging from 2 months to 5 years. Fixed rate mortgage loan commitments at March 31, 2009 had interest rates ranging from 4.5% to 5.4% with terms of 10 to 30 years. Fixed rate home equity lines of credit at March 31, 2009 had interest rates ranging from 6.0% to 7.0% with terms of 3 to 5 years. Fixed rate check credit lines of credit at March 31, 2009 had interest rates of 18.0%.

Note 5 - Common Stock in ESOP Subject to Contingent Repurchase Obligation

At March 31, 2009 and December 31, 2008, the Employee Stock Ownership Plan (the “ESOP”) held 91,000 and 90,270 shares of West Suburban common stock, respectively. Upon termination of their employment, participants who elect to receive their benefit distributions in the form of West Suburban common stock may require the Company to purchase the common stock distributed at fair value during two 60-day periods. The first purchase period begins on the date the benefit is distributed and the second purchase period begins on the first anniversary of the distribution date. This contingent repurchase obligation is reflected in the Company’s financial statements as “Common stock in ESOP subject to contingent repurchase obligation” and reduces shareholders’ equity by an amount that represents the independently appraised fair value of all West Suburban common stock held by the ESOP and allocated to participants, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares.

Note 6 - New Accounting Pronouncements

Adoption of New Accounting Standards

In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this standard did not have a material impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS 141R, (revised 2007) “Business Combinations.” SFAS 141R replaces the current standard on business combinations and has significantly changed the accounting for and reporting of business combinations in consolidated financial statements. This statement requires an entity to measure the business acquired at fair value and to recognize goodwill attributable to any noncontrolling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer. The statement will also result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value. In addition, the statement requires payments to third parties for consulting, legal, audit, and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination.

SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The adoption of this standard did not have a material impact on the Company’s financial condition or results of operations.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133”. SFAS 161 amends and expands the disclosure requirements of SFAS 133 for derivative instruments and hedging activities. SFAS 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard did not have a material impact on the Company’s financial condition or results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method of SFAS 128, “Earnings Per Share.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented were to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. The adoption of this standard did not have a material impact on the Company’s financial condition or results of operations.

Effect of Newly Issued but not Effective Accounting Pronouncements

In December 2008, the FASB issued FSP FAS132R-1, “Disclosures about Plan Assets.” This FSP requires additional disclosures about plan assets of a defined benefit pension or other post retirement plan. The FSP has two main objectives. First, it requires additional disclosures about major categories of plan assets and concentrations of risk within plan assets. Second, it applies the requirements of FAS 157 to defined benefit plans by requiring disclosure of the inputs and valuation techniques used to measure the fair value of plan assets and the effect of fair value measurements using unobservable inputs to changes in plan assets for the period. The requirements of the FSP are not effective until fiscal years ending after December 15, 2009, and thus will be included in the Company’s financial statements beginning with the financial statements for the year ended December 31, 2009. Adoption of this FSP affects disclosures only and therefore has no impact on the Company’s financial condition or results of operations.

In April 2009, the FASB issued FSP 115-2 & 124-2, “Recognition and Presentation of Other-Than Temporary Impairments.” This FSP eliminates the requirement for the Company to evaluate whether it has the intent and ability to hold an impaired investment until maturity. Conversely, this new FSP requires the Company to recognize an Other-Than Temporary Impairment (“OTTI”) in the event that the Company intends to sell the impaired security or in the event that it is more likely than not that the Company will sell the security prior to recovery. In the event that the sale of the security in question prior to its maturity is not probable but the entity does not expect to recover its amortized cost basis in that security, then the Company will be required to recognize an OTTI. In the event that the recovery of the security’s cost basis prior to maturity is not probable and an OTTI is recognized, the FSP provides that any component of the OTTI relating to a decline in the creditworthiness of the debtor should be reflected in earnings, with the remainder being recognized in Other Comprehensive Income. Conversely, in the event that the Company intends to sell the security before the recovery of its cost basis or if it is more likely than not that the Company will have to sell the security before recovery of its cost basis, then the entire OTTI will be recognized in earnings. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the impact of the FSP on the Company’s financial position and results of operations.

In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for determining fair value based on observable transactions. This FSP provides that if evidence suggests that an observable transaction was not executed in an orderly way that little, if any, weight should be assigned to this indication of the fair value of an asset or liability. Conversely, if evidence suggests that the observable transaction was executed in an orderly way, the transaction price of the observable transaction may be appropriate to use in determining the fair value of the asset or liability in question, with appropriate weighting given to this indication based on facts and circumstances. Finally, if there is no way for the entity to determine whether the observable transaction was executed in an orderly way, relatively less weight should be ascribed to this indicator of fair value. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption to have a material impact on the Company’s financial position or results of operations. In April 2009, the FASB issued FSP 107-1 & APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP provides that publicly traded companies shall provide information concerning the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. This FSP requires comparative disclosures only for periods ending after initial adoption. This FSP is effective for interim reporting periods ending after June 15, 2009.

Note 7 - Fair Value

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

A discounted cash flow approach, which is a Level 3 approach, is utilized by management to determine the fair value of the pooled trust preferred securities held by the Company. Information such as historical and current performance of the underlying collateral, deferral/default rates, collateral coverage ratios, break in yield calculations, cash flow projections, liquidity and credit premiums required by a market participant, and financial trend analysis with respect to the individual issuing financial institutions and insurance companies are utilized in determining individual security valuations. Due to current market conditions, as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility. The overall discount rate and liquidity premiums utilized by management were highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the pooled trust preferred and the prepayment assumptions.

The following assets and liabilities were measured at fair value on a recurring basis:

		Fair Value Measurements at March 31, 2009 Using
	March 31, 2009	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities	$208,124	$206,922	$1,202

		Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities	$225,814	$222,351	$3,463

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2009:

Securities Available For Sale
Beginning balance, January 1, 2009	$3,463
Increase in unrealized loss	(2,296)
Included in earnings
Interest income on securities	35
Included in other comprehensive income	—
Ending balance, March 31, 2009	$1,202

No changes in unrealized gains or losses were recorded through earnings for the three month periods ended March 31, 2009 or March 31, 2008.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2009 Using
	March 31, 2009	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired loans	$5,748	$—	$5,748

		Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired loans	$7,352	$—	$7,352

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $6,997 at March 31, 2009 and $9,036 at December 31, 2008. The valuation allowance on impaired loans was $1,249 as of March 31, 2009 and $1,684 at December 31, 2008. The provision for loan losses made for impaired loans during the first quarter of 2009 was $152 compared to $1,022 for the first quarter of 2008.

Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

		Fair Value Measurements at March 31, 2009 Using
	March 31, 2009	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Other real estate	$4,415	$—	$4,415

Other real estate is valued at the time the loan is foreclosed upon and the asset is transferred to other real estate owned. The value is based primarily on third party appraisals, less costs to sell. The appraisals are generally discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and management’s expertise and knowledge of the client and the client’s business. These discounts are typically significant and result in a Level 3 classification of the inputs for determining fair value. Other real estate is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Note 8 - Retirement Benefits

The Bank maintains the West Suburban Bank 401(k) Profit Sharing Plan (the “401(k) Plan”), which serves as the Company’s principal retirement plan. The 401(k) Plan was established to address the limited availability of West Suburban common stock for acquisition by the ESOP and to offer participants an avenue to diversify their retirement savings.

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

The Company also maintains a noncontributory postretirement benefit plan covering certain senior executives. The plan provides postretirement medical, dental and long term care coverage for certain executives and their surviving spouses. The eligible retirement age under the plan is age 62 and the plan is unfunded. Net postretirement benefit costs are summarized in the following table:

	Three Months Ended
	March 31,
	2009	2008
Service cost	$10	$9
Interest cost	15	13
Amortization of prior service cost	5	5
Recognized net actuarial gain	7	5
Net periodic benefit cost	$37	$32

Note 9 - Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and in Illinois. The Company is no longer subject to examination by the U.S. federal tax authorities or by Illinois tax authorities for years prior to 2004.

During the third quarter of 2008, a new State of Illinois tax law was passed which provided clarification on an uncertain tax position previously adopted by the Company. As a result, the Company determined that the FIN 48 reserve on the uncertain tax position was no longer necessary and $1,311 of unrecognized tax positions was reversed. As of March 31, 2009, the Company, based on its evaluation of tax positions, has determined that no FIN 48 reserve was necessary.

A reconciliation of the beginning and ending amount of unrecognized tax benefits and related disclosures for the quarter ended March 31, 2008 is as follows:

2008
Balance at January 1,	$1,500
Adjustments based on tax positions	128
Balance at March 31,	$1,628

Of this total, $1,181 as of March 31, 2008, represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The total amount of interest and penalties recorded in the income statement for the period ended March 31, 2008 was $42, and the amount accrued for interest and penalties at March 31, 2008 was $348.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

The Credit Crisis and the Emergency Economic Stabilization Act of 2008.  Recent events in the U.S. and global financial markets, including the deterioration of the worldwide credit markets, have created significant challenges for financial institutions both in the U.S. and around the world. Dramatic declines in the housing market during the past year, marked by falling home prices and increasing levels of mortgage foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of residential-related loans and mortgage-backed securities, but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

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

The Company’s Potential Participation in the Capital Purchase Program.  The Company applied to receive up to $43 million in funds from the U.S. Treasury under the Capital Purchase Program based on the Company’s total risk-weighted assets of approximately $1.46 billion as of September 30, 2008. Based upon the Company’s strong capital position and the uncertainty surrounding the terms of the funding, during the first quarter of 2009, the Company voluntarily withdrew its application to participate in the Capital Purchase Program.

FDIC’s Temporary Liquidity Guarantee Program.  As another component of the EESA, the U.S. Treasury has authorized the FDIC to provide a 100% guarantee of the following: (i) newly-issued senior unsecured debt and (ii) non-interest bearing transactional deposit accounts maintained at FDIC-insured institutions. This program is known as the Temporary Liquidity Guarantee Program, with the guarantee of senior unsecured debt referred to as the Debt Guarantee Program (the “DGP”) and the guarantee of non-interest bearing transactional accounts referred to as the Transaction Account Guarantee Program (the “TAGP”). FDIC insured institutions and their holding companies were required to opt in or out of each of the DGP and the TAGP by December 5, 2008. All insured depository institutions automatically participated in the Temporary Liquidity Guarantee Program for 30 days following the announcement of the program without charge (subsequently extended to December 5, 2008) and thereafter, unless an institution opted out, at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for noninterest-bearing transaction deposits. The Company opted to continue its participation in the TAGP, but the Company decided to opt out of the DGP.

The American Recovery and Reinvestment Act of 2009.  On February 17, 2009, President Obama signed into law, The American Recovery and Reinvestment Act of 2009 (“ARRA”), which is more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. In addition, ARRA imposes new executive compensation and corporate governance limits on current and future participants in the Capital Purchase Program, which are in addition to those previously announced by the U.S. Treasury. The new limits remain in place until the participant has redeemed the preferred stock sold to the U.S. Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the recipient’s appropriate federal regulator.

It is not clear at this time what impact the EESA, the Capital Purchase Program, the TLGP, or other liquidity and funding initiatives will have on the financial markets and the other difficulties described above, including the high levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. global economies. A continuation or worsening of the financial crises affecting the banking system and financial markets may adversely affect our business.

Recent Regulatory Issues.  On April 23, 2009, the Bank entered into an Order to Cease and Desist (the “2009 Order”) with the FDIC based on FDIC findings that the Bank’s program to implement consumer protection related laws and regulations was inadequate and that the Bank had violated certain consumer protection related laws and regulations.  The 2009 Order requires the Bank to take certain corrective actions aimed at resolving outstanding violations and to implement an improved compliance program. The 2009 Order also requires the Bank to, among other things, assess its compliance department staffing needs, provide for independent testing of the Bank’s compliance program, conduct a review of certain historical activity and submit periodic reports of progress to the FDIC.

The Order does not relate to the Bank’s asset quality, capital position, the safety and soundness of its financial operations or internal controls over financial reporting. The Bank has begun taking the corrective actions required by the Order to address its consumer compliance issues.

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

In management’s view, the accounting policies that are critical to the Company are those relating to estimates, assumptions and judgments regarding the determination of the adequacy of the allowance for loan losses, the Company’s federal and state tax obligations and the determination of the fair value of certain of the Company’s investment securities.

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

In accordance with FSP SFAS 115-1, declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses. Management evaluates all debt securities, except for pooled trust preferred securities, to determine if management has the intent and ability to hold the securities until their maturity date and no concerns exist with the respect to the ability of the issuer to satisfy its obligations at maturity.

Management evaluates pooled trust preferred securities in accordance with EITF 99-20, which requires the evaluation of the expected cash flows to determine whether there has been an adverse change in the expected cash flows. Additionally, the Company monitors investment grades on the pooled trust preferred securities to determine whether there has been an adverse change in the investment grades and performs an analysis of the underlying collateral to determine a break in yield point. Any adverse changes in expected cash flows that are other-than-temporary are reflected as realized losses.

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

The following table presents the Company’s significant fixed and determinable contractual obligations and significant commitments by payment date as of March 31, 2009 (dollars in thousands). The payment amounts represent those amounts contractually due to the recipient and do not include any carrying value adjustments.

	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
Deposits without a stated maturity	$1,132,488	$—	$—	$—	$1,132,488
Prepaid solutions cards deposits	33,667	—	—	—	33,667
Time deposits	272,453	129,877	90,162	266	492,758
Operating leases	717	972	488	500	2,677
Prepaid solutions cards liabilities	1,929	—	—	—	1,929
Deferred compensation	5,176	—	—	—	5,176
Commitments to extend credit
Fixed rate					19,861
Variable rate					457,996

At March 31, 2009 and December 31, 2008, the ESOP held 91,000 and 90,270 shares of West Suburban common stock, respectively. Upon termination of their employment, participants who elect to receive their benefit distributions in the form of West Suburban common stock may require the Company to purchase the common stock distributed at fair value. A more detailed discussion concerning this obligation is presented in Note 5 to the Company’s Condensed Consolidated Financial Statements included in this report. At March 31, 2009 and December 31, 2008, this contingent repurchase obligation reduced shareholders’ equity by $42,406 and $46,670, respectively. The Company believes the ESOP will continue to have a sufficient amount of cash to distribute benefit payments to former employees and that the exercise of the rights of former employees to cause the Company to repurchase West Suburban common stock is unlikely.

Balance Sheet Analysis

Total Assets. Total consolidated assets at March 31, 2009 decreased 1.3% from December 31, 2008. This decrease was primarily due to decreases in the securities and loan portfolios partially offset by an increase in federal funds sold.

Cash and Cash Equivalents. Cash and cash equivalents at March 31, 2009 increased 34.6% from December 31, 2008, due to an increase in federal funds sold. Although rates paid on federal funds sold are currently at historically low levels, the Company believes that it is prudent to maintain a higher level of liquidity given the current state of the economy.

Securities. The Company’s securities portfolio decreased 5.7% during the first three months of 2009. This decrease was primarily due to a decrease in mortgage-backed securities as a result of paydowns. The Company manages its investment portfolio to maximize the return on invested funds within acceptable risk guidelines, to meet pledging and liquidity requirements, and to adjust balance sheet interest rate sensitivity in an effort to insulate net interest income against the impact of interest rate changes. During the first three months of 2009, the Company’s accumulated other comprehensive loss increased to $1.9 million at March 31, 2009 from $1.3 million at December 31, 2008.

Securities available for sale are carried at fair value, while securities held to maturity are carried at amortized cost and Federal Home Loan Bank stock is carried at historical cost. The carrying values of the Company’s major categories of securities are summarized in the following table (dollars in thousands):

	March 31, 2009	December 31, 2008	Dollar Change	Percent Change
Securities available for sale
Corporate	$23,989	$23,677	$312	1.3%
Pooled trust preferred	1,202	3,463	(2,261)	(65.3)%
U.S. government sponsored entities	21,573	23,254	(1,681)	(7.2)%
Mortgage-backed	150,695	165,294	(14,599)	(8.8)%
States and political subdivisions	10,665	10,126	539	5.3%
Total securities available for sale	208,124	225,814	(17,690)	(7.8)%

Securities held to maturity
U.S. government sponsored entities	29,305	28,072	1,233	4.4%
Mortgage-backed	184,067	193,187	(9,120)	(4.7)%
States and political subdivisions	17,707	18,975	(1,268)	(6.7)%
Total securities held to maturity	231,079	240,234	(9,155)	(3.8)%
Federal Home Loan Bank stock	6,144	6,144	—	0.0%
Total securities	$445,347	$472,192	$(26,845)	(5.7)%

At March 31, 2009, securities available for sale were in a net unrealized loss position totaling $2,445 as compared to a net unrealized loss position of $1,519 at December 31, 2008. The net unrealized loss position relates primarily to the large unrealized loss on the pooled trust preferred securities, which totaled $7,335 and $5,048 as of March 31, 2009 and December 31, 2008, respectively. The Company evaluates the pooled trust preferred securities for other-than-temporary impairment under EITF 99-20, as amended by EITF 99-20-1. The evaluation under EITF 99-20, as amended, includes an analysis to determine whether there has been an adverse change in the expected cash flows. The evaluation also includes monitoring the ratings assigned by national rating agencies such as Moody’s Investor Service to determine if any downgrades have occurred, and a detailed review of the underlying collateral to determine a break in yield point. Although all five of the pooled trust preferred securities held by the Company were downgraded to below investment grade in March 2009 and there had been continued deteriorations in the underlying institutions in each of the pooled trust preferred securities during the first quarter of 2009, the Company, based on its evaluation of the underlying institutions, determined that there has been no adverse change in the expected cash flows, and thus concluded that the unrealized loss on the pooled trust preferred securities is temporary as of March 31, 2009. The assumptions utilized to determine if there has been an adverse change in expected flows as of March 31, 2009 includes the Company’s estimate of projected deferral/default rates, collateral coverage ratios, break in yield calculations, cash flow projections, liquidity and credit premiums and financial trend analysis. These assumptions are determined by the Company based on its analysis of the underlying institutions and certain performance criteria established by management. In the event the actual deterioration in the underlying institutions in future periods in any of the pooled trust preferred securities held by the Company in its portfolio is more significant than what the Company has projected, there could be other than temporary impairment on these securities in the future periods.

Fair values for states and political subdivisions securities are generally determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Characteristics utilized by matrix pricing include insurer, credit support, state of issuance and bond rating. These factors are used to incorporate additional spreads and municipal curves. A separate curve structure is used for bank-qualified municipal bonds. This structure is different than the approach used for general market municipals. For the bank-qualified municipal bonds, active quotes are obtained when available.

Fair values for U.S. government sponsored entity issued securities are determined using a combination of daily closing prices, evaluations, income data, security master (descriptive) data and terms and conditions data. Additional data used to compute the fair value of U.S. government sponsored entity issued mortgage-backed pass-through securities (FHLMC, FNMA, and GNMA pools) includes daily composite seasoned, pool-specific, and generic coupon evaluations, and factors and descriptive data for individual pass-through pools. Additional data used to compute the fair value of U.S. government sponsored entity issued collateralized mortgage obligations include daily evaluations and descriptive data.

Our pooled trust preferred securities were priced using significant unobservable inputs. These securities were historically priced using Level 2 inputs and the decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing. Broker pricing and bid/ask spreads, when available, vary widely. The once active market has become comparatively inactive. As a result, these investments are now priced using Level 3 inputs.

A discounted cash flow approach is used to calculate the Level 3 fair values for the Company’s pooled trust preferred securities. The approach has a two step process to calculate the fair value. The first step is to evaluate the credit quality of the collateral and the deal structure. The process produces expected cash flows that have been adjusted for expected credit events based upon a credit component of the discount rate. The expected cash flows are then further discounted for liquidity premium to produce a discounted cash flow valuation.

To test the fair values calculated by the discounted cash flow approach, management analyzed the effective discount rate implied by the process. The test assumes an effective discount rate using targeted prepayment/maturity dates of 10, 20 and 30 years from the original issue date. Each calculation uses the contractual cash flows and was performed through the Bloomberg Yield Analysis screen. The discount rate is all-inclusive since it includes the risk free rate, a credit component and a spread for liquidity. Management then reviewed the effective discount rate for reasonableness. The effective discount rates range from 18% to 46% over a 10 year time horizon to 7% to 27% over a 30 year time horizon.

Loans. Total loans outstanding at March 31, 2009 decreased 1.3% from December 31, 2008, primarily due to decreases in the home equity, residential real estate and commercial loan portfolios. These decreases were partially offset by an increase in the construction loan portfolio primarily due to the increase in the outstanding balance of one borrower with strong financial resources and a favorable relationship with the Company. The decrease in the home equity loan portfolio was primarily due to payoffs resulting from refinancing activity, as well as a decrease in home equity loan originations. The decrease in the residential real estate loan portfolio was primarily due to the refinancing of certain of the loans held in the mortgage loan portfolio which were subsequently sold. Additionally, the Company discontinued its purchase of mortgage loans from the secondary market.

Balances in the Company’s loans are summarized in the following table (dollars in thousands):

	March 31, 2009	December 31, 2008	Dollar Change	Percent Change
Commercial	$279,828	$288,234	$(8,406)	(2.9)%
Consumer	3,923	4,276	(353)	(8.3)%
Indirect automobile	3,846	4,454	(608)	(13.7)%
Real estate
Residential	234,334	242,947	(8,613)	(3.5)%
Commercial	277,902	276,995	907	0.3%
Home equity	245,684	257,150	(11,466)	(4.5)%
Construction	175,039	161,532	13,507	8.4%
Held for sale	2,452	1,768	684	38.7%
Credit card	9,696	10,484	(788)	(7.5)%
Other	665	1,333	(668)	(50.1)%
Total	1,233,369	1,249,173	(15,804)	(1.3)%
Allowance for loan losses	(16,236)	(15,578)	(658)	4.2%
Loans, net	$1,217,133	$1,233,595	$(16,462)	(1.3)%

Allowance for Loan Losses and Asset Quality.  Net loan charge-offs were $.6 million and $.1 million for the three months ended March 31, 2009 and 2008, respectively. Nonperforming loans (nonaccrual and loans past due 90 days or more still on accrual) increased to $26.0 million at March 31, 2009, from $25.3 million at December 31, 2008. Nonaccrual loans increased to $23.8 million at March 31, 2009, from $23.6 million at December 31, 2008. This increase was primarily due to the classification of five loan relationships as nonaccrual during the first quarter of 2009. These five relationships consist of three residential real estate customers, one commercial real estate customer and one commercial customer. These increases were partially offset by the partial charge-off of one commercial loan relationship and the paydown of a second commercial loan relationship which were classified as nonaccrual. All of the real estate loans on nonaccrual are well collateralized, and the Company has allocated a portion of the allowance specifically to the commercial loan. The Company’s loans past due 90 days or more still on accrual increased to $2.2 million at March 31, 2009 from $1.7 million at December 31, 2008. This increase was primarily due to four residential real estate loan relationships and two commercial loan relationships becoming past due more than 90 days during the first quarter of 2009. This increase was partially offset by the classification of one commercial real estate loan as nonaccrual.

The Company’s ratio of nonperforming loans to total loans was 2.1% at March 31, 2009 and 2.0% at December 31, 2008. The ratio of nonperforming assets to total assets increased to 1.7% at March 31, 2009 from 1.6% at December 31, 2008.

The ratio of the allowance for loan losses to total loans was 1.3% at March 31, 2009 and December 31, 2008. The following table presents an analysis of the Company’s nonperforming loans and other real estate as of the dates indicated (dollars in thousands):

	March 31, 2009	December 31, 2008
Loans past due 90 days or more still on accrual	$2,234	$1,705
Nonaccrual loans	23,775	23,569
Total nonperforming loans	$26,009	$25,274
Nonperforming loans as a percent of total loans	2.1%	2.0%
Allowance for loan losses as a percent of nonperforming loans	62.0%	62.0%
Other real estate	$4,415	$4,658
Nonperforming assets as a percent of total assets	1.7%	1.6%

Impaired loans are summarized as follow (dollars in thousands):

	March 31, 2009	December 31, 2008
Period-end loans with no allocated allowance for loan losses	$26,731	$21,187
Period-end loans with allocated allowance for loan losses	6,997	9,036
Total	$33,728	$30,223

Impaired loans as of March 31, 2009 increased $3.5 million from December 31, 2008, primarily due to the classification of six loan relationships as impaired. Although impaired loans increased, the allowance for loan losses allocated to impaired loans actually decreased, which was due to the loans being added to the impaired loan category being well collateralized and a loan relationship with a specific allowance allocation as of December 31, 2008 being charged off during the first quarter of 2009. The valuation allowance on impaired loans was $1.2 million at March 31, 2009 and $1.7 million at December 31, 2008.

The following table presents an analysis of the Company’s allowance for loan losses for the periods stated (dollars in thousands):

	2009	2008
	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Provision - quarter	$1,300	$3,250	$4,060	$2,200	$850
Provision - year to date	1,300	10,360	7,110	3,050	850
Net charge-offs - quarter	642	1,956	1,659	367	69
Net charge-offs - year to date	642	4,051	2,095	436	69
Allowance at period end	16,236	15,578	14,284	11,883	10,050
Allowance at period end to total loans	1.32%	1.25%	1.15%	0.95%	0.80%

Other Real Estate.  During the first quarter of 2009, there were no additions or write-downs of other real estate owned. At March 31, 2009, other real estate decreased 5.2% primarily due to the sale of a property with an aggregate carrying value of $.2 million.

Deposits.  Total deposits at March 31, 2009 increased 2.0% from December 31, 2008, primarily due to a significant increase in interest-bearing deposits without a stated maturity. This increase was partially offset by a decrease in time deposits $100,000 and greater. Management believes that due to the current state of the economy some customers have migrated from non-liquid time deposits to more liquid deposit products such as money market checking and savings. In general, management promotes the Company’s deposit products when it believes appropriate and prices its products in a manner intended to retain the Company’s current customers as well as attract new customers while maintaining an acceptable net interest margin.

Balances in the Company’s major categories of deposits are summarized in the following table (dollars in thousands):

	March 31, 2009	December 31, 2008	Dollar Change	Percent Change
Demand-noninterest-bearing	$126,096	$132,664	$(6,568)	(5.0)%
Prepaid solutions cards deposits	33,667	34,360	(693)	(2.0)%
NOW	318,378	310,178	8,200	2.6%
Money market checking	347,569	322,207	25,362	7.9%
Savings	340,445	320,763	19,682	6.1%
Time deposits
Less than $100,000	361,497	361,313	184	0.1%
$100,000 and greater	131,261	144,440	(13,179)	(9.1)%
Total	$1,658,913	$1,625,925	$32,988	2.0%

Federal Funds Purchased. Federal funds purchased at March 31, 2009 decreased $55.0 million from December 31, 2008. This decrease was the result of the maturity of 90-day term funds purchased by the Company in the fourth quarter of 2008.

Prepaid Solutions Cards. Outstanding balances on prepaid solutions cards, which represent the total of prepaid solution cards deposits and prepaid solutions cards liabilities, decreased 6.2% at March 31, 2009 from December 31, 2008. This decrease was primarily due to declines in three existing programs, which were partially offset by growth in one existing program.

CAPITAL RESOURCES

Shareholders’ equity at March 31, 2009 increased 1.9% from December 31, 2008. The increase was primarily due to $3.9 million of net income and the $4.3 million change in the amount reclassified on ESOP shares offset by dividends declared of $3.4 million and the $.6 million change in accumulated other comprehensive loss. Shareholders’ equity was also reduced by the repurchase and retirement of common stock of $2.0 million.

Banking regulations require the Company and the Bank to maintain minimum capital amounts and ratios. All capital ratios are in excess of the regulatory capital requirements, which call for a minimum total risk-based capital ratio of 8% for each of the Company and the Bank, a minimum Tier 1 risk-based capital ratio of 4% for each of the Company and the Bank and a minimum leverage ratio (3% for the most highly rated banks and bank holding companies that do not expect significant growth; all other institutions are required to maintain a minimum leverage capital ratio of 4% to 5% depending on their particular circumstances and risk and growth profiles) for each of the Company and the Bank. Bank holding companies and their subsidiaries are generally expected to operate at or above the minimum capital requirements. All capital ratios are in excess of regulatory minimums and should allow the Company and the Bank to operate without significant capital adequacy concerns. In addition, the Bank operates a subsidiary that participates in the Bank’s real estate lending business and is intended to qualify as a real estate investment trust. This subsidiary is also intended to facilitate capital raising efforts, if such efforts become necessary, by enabling the Bank to access the capital markets through the subsidiary.

As of March 31, 2009 and December 31, 2008, the most recent notifications from the FDIC indicated that the Bank qualified as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized” the Bank must maintain minimum ratios for total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 Capital to average assets as set forth in the following table. There are no conditions or events since that notification that management believes would result in a change of the category. On a consolidated basis, the Company also exceeded regulatory capital requirements as of these dates. In accordance with applicable regulations, the appraised fair value of West Suburban common stock owned by the ESOP is included in Tier 1 capital.

The following table sets forth the actual and minimum capital ratios of the Company and the Bank as of the dates indicated (dollars in thousands):

	Actual		Minumum To Be Well- Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
As of March 31, 2009
Total capital (to risk weighted assets)
Company	$176,166	11.8%	N/A	N/A	N/A
Bank	162,862	10.9%	$149,044	10.0%	$13,818
Tier 1 capital (to risk weighted assets)
Company	159,931	10.7%	N/A	N/A	N/A
Bank	146,627	9.8%	89,426	6.0%	57,201
Tier 1 capital (to average assets)
Company	159,931	8.6%	N/A	N/A	N/A
Bank	146,627	7.9%	92,485	5.0%	54,142

As of December 31, 2008
Total capital (to risk weighted assets)
Company	$177,062	12.1%	N/A	N/A	N/A
Bank	161,575	11.0%	$146,421	10.0%	$15,154
Tier 1 capital (to risk weighted assets)
Company	161,484	11.0%	N/A	N/A	N/A
Bank	145,997	10.0%	87,852	6.0%	58,145
Tier 1 capital (to average assets)
Company	161,484	8.7%	N/A	N/A	N/A
Bank	145,997	7.9%	92,581	5.0%	53,416

LIQUIDITY

Effective liquidity management ensures the availability of funding sources at minimum cost to meet fluctuating deposit balances, loan demand needs and to take advantage of earnings enhancement opportunities. A large, stable core deposit base and a strong capital position are the solid foundation for the Company’s liquidity position. Liquidity is enhanced by a securities portfolio structured to provide liquidity as needed. The Company also maintains relationships with correspondent banks to purchase federal funds subject to underwriting and collateral requirements. Additionally, subject to credit underwriting, collateral, capital stock, and other requirements of the Federal Home Loan Bank of Chicago (the “FHLB”), the Company is able to borrow from the FHLB on a “same day” basis. As of March 31, 2009, the Company could have borrowed up to approximately $123 million from the FHLB secured by certain of its real estate loans and securities. Furthermore, the Company has agreements in place to borrow up to $100 million in federal funds. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity and maturity schedules of interest-earning assets and interest-bearing liabilities.

Generally, the Company uses cash and cash equivalents and securities available for sale to meet its liquidity needs. As of March 31, 2009 and December 31, 2008, these liquid assets represented 15.3% and 15.1% of total assets, respectively.

During the first three months of 2009, the Company’s cash and cash equivalents increased $19.2 million. Net cash provided by operating activities and investing activities for this period was $7.4 million and $40.9 million, respectively. Net cash flows used in financing activities for this period were $29.1 million.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Net Income.  The Company’s net income for the first quarter of 2009 decreased 31.4% compared to the first quarter of 2008. Net income was negatively affected by a decrease in total noninterest income of $1.2 million and an increase in total noninterest expense of $1.0 million. Net income was also negatively affected by an increase in the provision for loan loss of $.5 million. Net income was positively affected by an increase in net interest income $.1 million and a decrease in income tax expense of $.7 million.

Net Interest Income.  Net interest income (on a fully tax-equivalent basis) increased .5% for the first three months of 2009 compared to the first three months of 2009. Net interest income is the primary source of income for the Company. Net interest income is the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by changes in volume and yield on interest-earning assets and the volume and rates on interest-bearing liabilities. Interest-earning assets consist of federal funds sold, securities and loans. Interest-bearing liabilities primarily consist of deposits. The net interest margin is the percentage of tax-equivalent net interest income to average earning assets. The Company’s net interest margin (on a fully tax-equivalent basis) increased to 3.6% for the three month period ended March 31, 2009 compared to 3.5% for the three month period ended March 31, 2008.

Total interest income (on a fully tax-equivalent basis) decreased 14.0% for the first three months of 2009 compared to the first three months of 2008, primarily due to decreasing yields in the Company’s loan portfolio. Average loan balances decreased .8% for the first three months of 2008 and the yield on the loan portfolio decreased 117 basis points. Yields on the Company’s home equity loan portfolio decreased 103 basis points during this period, primarily due to decreases in the interest rates charged for home equity lines of credit that adjusted as a result of decreases in the prime rate. The average prime rate for the first three months of 2009 was 3.3% compared to 6.2% for the first three months of 2008. Yields on the Company’s commercial loan portfolio decreased 252 basis points during this period. This decrease was partially due to decreases in the interest rates charged for a majority of adjustable rate commercial loans tied to the prime rate that adjusted as a result of decreases in the prime rate. Yields on federal funds sold decreased 278 basis points due to decreases in interest rates initiated by the Federal Reserve. The average of the federal funds rate set by the Federal Reserve was 25 basis points for the first three months of 2009 compared to 319 basis points for the first three months of 2008. Yields on investment securities increased 41 basis points due to proceeds from maturities and sales of U.S. government sponsored entity issued securities being invested in higher yielding U.S. government sponsored entity issued mortgage-backed securities.

Total interest expense decreased 35.5% for the first three months of 2009 compared to the first three months of 2008. Lower interest on deposits, resulting from lower yields on interest-bearing deposits, accounted for the decrease. The decline was primarily due to the lower cost of funds on interest-bearing deposits which decreased 95 basis points to 1.8% at March 31, 2009, from 2.7% at March 31, 2008. Approximately 55% of time deposits are scheduled to mature within one year.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities (on a fully tax-equivalent basis) for the first quarter ended March 31, 2009, as compared to the same period in 2008 (dollars in thousands):

	Change due to		Total
	Volume	Rate	Change
Interest Income
Federal funds sold	$11	$(120)	$(109)
Securities	(207)	485	278
Loans	(128)	(3,563)	(3,691)
Total interest income	(324)	(3,198)	(3,522)
Interest Expense
Interest-bearing deposits	(98)	(3,505)	(3,603)
Other interest-bearing liabilities	38	(31)	7
Total interest expense	(60)	(3,536)	(3,596)
Net interest income	$(264)	$338	$74

The following table presents an analysis of the Company’s quarterly average interest-earning assets, demand-noninterest-bearing deposits and interest-bearing liabilities as of the dates indicated (dollars in thousands):

	March 31, 2009	March 31, 2008
Federal funds sold	$31,722	$17,505
Securities	462,309	479,865
Loans	1,222,363	1,232,085
Total interest-earning assets	$1,716,394	$1,729,455

Demand-noninterest-bearing deposits	$129,196	$137,714
Interest-bearing deposits	1,473,667	1,495,918
Total deposits	$1,602,863	$1,633,632
Total interest-bearing liabilities	$1,507,430	$1,499,347

Provision for Loan Losses.  Provision for loan losses increased 52.9% for the first three months of 2009 compared to the first three months of 2008. The Company determined that additional loan loss provisions were necessary due to the increased levels of charge-offs and nonperforming loans and continued downward trends in the national and local economies. A more detailed discussion of the allowance for loan losses is presented in the Allowance for Loan Losses and Asset Quality section of this report.

Noninterest Income.  Total noninterest income decreased 13.8% for the first three months of 2009 compared to the first three months of 2008, which was primarily due to the gain of $1.9 million recorded during the first quarter of 2008 related to the redemption of the VISA stock as a part of the VISA initial public offering and recovery of expenses recorded for the Company’s obligation to indemnify VISA during the fourth quarter of 2007. The decline was offset by an increase of $.8 million in prepaid solutions card income, primarily due to continued growth in three existing programs. Service fees on deposit accounts decreased $.1 million primarily due to decreased fees associated with the overdraft honors program. The loss on Bank-owned life insurance (“BOLI”) investment decreased $.1 million primarily due to an increase in the market value of the underlying investments associated with the insurance policies that are tied to the deferred compensation plans.

Noninterest Expense.  Total noninterest expense increased 6.7% for the first three months of 2009 compared to the first three months of 2008. Salaries and employee benefits increased $.6 million partially due to expenses associated with the prepaid solutions group and the Bank Secrecy/Compliance Department. Furniture and equipment expense increased $.1 million primarily due to increased data processing expense. Advertising and promotions expense decreased $.3 million primarily due to the Company reducing its use of an advertising agency and reduced newspaper advertising. Professional fees expense increased $.3 million primarily due to increased costs related to Bank Secrecy compliance and other compliance related matters. FDIC assessments increased $.2 million primarily due to the Company’s participation in the FDIC’s Transaction Account Guarantee Program, as well as prepaid solutions deposits becoming eligible for FDIC insurance.

Income Taxes.  Income tax expense decreased 34.4% for the first three months of 2009 compared to the first three months of 2008 primarily due to lower pre-tax income. The effective tax rates for the first three months of 2009 and 2008 were 26.5% and 27.4%, respectively.

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

The Company measures interest rate sensitivity through a net interest income analysis. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100 to 200 basis point increase or decrease in market interest rates. This analysis is subject to certain assumptions made by the Company, including the following:

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

Presented below are the Company’s projected changes in net interest income over a twelve-month horizon for the various rate shock levels as of the periods indicated (dollars in thousands):

March 31, 2009	Amount	Dollar Change	Percent Change
+200 basis points	$59,132	$4,170	7.6%
+100 basis points	57,354	2,392	4.4%
Base	54,962	—	—
-100 basis points	52,741	(2,221)	(4.0)%
-200 basis points	49,936	(5,026)	(9.1)%

December 31, 2008	Amount	Dollar Change	Percent Change
+200 basis points	$59,584	$1,772	3.1%
+100 basis points	58,976	1,164	2.0%
Base	57,812	—	—
-100 basis points	52,497	(5,315)	(9.2)%
-200 basis points	46,324	(11,488)	(19.9)%

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2009. Based on that evaluation, the Company’s Chairman and Chief Executive Officer and the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified. That evaluation did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.      LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party other than ordinary course, routine litigation incidental to the Company’s business.

ITEM 1A.  RISK FACTORS

Except as set forth below, there have been no material changes in the risk factors applicable to the Company from those disclosed in the Company’s 2008 Annual Report on Form 10-K.

Government regulation can result in limitations on the Company’s operations.

The Company and its operating subsidiaries operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve, the FDIC and the Illinois Department of Financial and Professional Regulation (“DFPR”). Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of the Company’s shares, its acquisition of other companies and businesses, permissible activities in which the Company may engage, maintenance of adequate capital levels and other aspects of the Company’s operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry could change at any time, and the Company cannot predict the effects of these changes on its business and profitability. Increased regulation could increase the Company’s cost of compliance and adversely affect profitability. For example, new legislation or regulation may limit the manner in which the Company may conduct its business, including its ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads.

As a financial institution, the Company is required to develop programs to implement numerous consumer protection related laws and regulations and to prevent the Company from being used for money laundering and terrorist activities. The Company is also obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network in certain circumstances. On December 3, 2008, the Bank entered into an Order to Cease and Desist (the “2008 Order”) with the FDIC and the DFPR that requires the Bank to take certain corrective actions intended to resolve outstanding violations of the USA PATRIOT Act and Bank Secrecy Act related laws or regulations and to implement a revised Bank Secrecy Act/Anti-Money Laundering program.  In addition, on April 23, 2009, the Bank entered into the 2009 Order (together with the 2008 Order, the “Orders”) with the FDIC which requires the Bank to take corrective actions intended to resolve outstanding violations of certain consumer protection related laws and regulations and to implement an improved compliance program.  Although the Orders do not relate to the Bank’s asset quality, capital position or the safety and soundness of its financial operations, the Orders require the Bank to, among other things, assess its staffing needs, provide for independent testing, conduct a review of certain historical activity and submit periodic reports of progress to the FDIC and DFPR. As a result, the Company expects the Orders to increase the Company’s cost of regulatory compliance, which may adversely affect its earnings. In addition, if the Bank is not successful in its efforts to comply with the Orders, the FDIC and the DFPR may take further regulatory actions, which could significantly limit the Company’s operations and growth.

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

Date: May 8, 2009
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