Form 10-Q
period 2009-06-30
WEST SUBURBAN BANCORP INC
filed 2009-08-07
CIK 805080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2009

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

As of August 7, 2009, 428,611 shares of West Suburban common stock were outstanding.

WEST SUBURBAN BANCORP, INC.

Form 10-Q Quarterly Report

PART I

Special Note Concerning Forward-Looking Statements

This document (including information incorporated by reference) contains, and future oral and written statements of each of West Suburban Bancorp, Inc. (“West Suburban”) and West Suburban Bank (the “Bank” and collectively with West Suburban and its other direct and indirect subsidiaries, the “Company”) and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, those set forth in the “Risk Factors” section included under Item 1A and the following:

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

•            The ability of the Company to comply with, and satisfy the requirements of, its formal written agreements with its regulators and the consequences that may result from any inability to comply.

•            The ability of the Company to comply with applicable federal, state and local laws, regulations and policies and the consequences that may result from any inability to comply.

•            The effects of changes in interest rates, including the effects of changes in the rate of prepayments of the Company’s assets, and the policies of the Board of Governors of the Federal Reserve System.

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

PART I

ITEM 1.      FINANCIAL STATEMENTS

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(UNAUDITED)

	June 30,	December 31,
	2009	2008
Assets
Cash and due from banks	$30,983	$33,174
Federal funds sold	81,100	22,300
Total cash and cash equivalents	112,083	55,474
Securities
Available for sale (amortized cost of $198,192 in 2009 and $227,333 in 2008)	197,627	225,814
Held to maturity (fair value of $224,341 in 2009 and $244,928 in 2008)	219,711	240,234
Federal Home Loan Bank stock	7,599	6,144
Total securities	424,937	472,192
Loans, less allowance for loan losses of $21,240 in 2009 and $15,578 in 2008	1,211,838	1,233,595
Bank-owned life insurance	36,075	35,442
Premises and equipment, net	45,809	45,298
Other real estate	17,257	4,658
Accrued interest and other assets	22,343	20,761
Total assets	$1,870,342	$1,867,420

Liabilities and shareholders’ equity
Deposits
Demand-noninterest-bearing	$126,568	$132,664
Prepaid solutions cards deposits	29,031	34,360
Interest-bearing	1,533,857	1,458,901
Total deposits	1,689,456	1,625,925
Federal funds purchased	—	55,000
Prepaid solutions cards liabilities	3,916	3,604
Accrued interest and other liabilities	20,299	21,992

Common stock in ESOP subject to contingent repurchase obligation	36,650	46,670

Shareholders’ equity
Common stock, no par value; 15,000,000 shares authorized; 428,611 shares issued and outstanding as of June 30, 2009 and 432,495 shares issued and outstanding as of December 31, 2008	3,426	3,457
Surplus	36,089	38,066
Retained earnings	117,867	120,676
Accumulated other comprehensive loss	(711)	(1,300)
Amount reclassified on ESOP shares	(36,650)	(46,670)
Total shareholders’ equity	120,021	114,229
Total liabilities and shareholders’ equity	$1,870,342	$1,867,420

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(Dollars in thousands, except per share data)

(UNAUDITED)

	2009	2008
Interest income
Loans, including fees	$31,895	$37,603
Securities
Taxable	9,618	10,398
Exempt from federal income tax	555	564
Federal funds sold	62	176
Total interest income	42,130	48,741

Interest expense
Deposits	12,779	18,243
Other	43	210
Total interest expense	12,822	18,453
Net interest income	29,308	30,288
Provision for loan losses	8,950	3,050
Net interest income after provision for loan losses	20,358	27,238

Noninterest income
Prepaid solutions cards	9,087	7,818
Service fees on deposit accounts	2,823	3,007
Debit card fees	1,012	1,093
Bank-owned life insurance	672	(86)
Net gains on sale of loans held for sale	381	20
Net realized gains on securities transactions	109	75
Gain on redemption and interest in escrow fund of VISA stock	—	1,894
Total other-than-temporary impairment losses	(5,110)	—
Portion of loss recognized in other comprehensive income - before tax	4,219	—
Net impariment losses recognized in earnings	(891)	—
Other	1,716	1,918
Total noninterest income	14,909	15,739

Noninterest expense
Salaries and employee benefits	13,595	11,997
Prepaid solutions cards	6,080	6,013
Furniture and equipment	3,321	3,018
Occupancy	2,735	2,638
Advertising and promotion	393	1,215
Professional fees	1,938	1,031
FDIC assessments	1,830	194
Loan expense	627	198
Other	3,117	3,330
Total noninterest expense	33,636	29,634

Income before income taxes	1,631	13,343
Income tax expense	143	3,419
Net income	$1,488	$9,924

Total comprehensive income	$2,077	$9,511

Earnings per share	$3.46	$22.95
Average shares outstanding	430,040	432,495

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

(Dollars in thousands, except per share data)

(UNAUDITED)

	2009	2008
Interest income
Loans, including fees	$15,891	$17,914
Securities
Taxable	4,586	5,611
Exempt from federal income tax	279	309
Federal funds sold	37	42
Total interest income	20,793	23,876

Interest expense
Deposits	6,295	8,155
Other	—	176
Total interest expense	6,295	8,331
Net interest income	14,498	15,545
Provision for loan losses	7,650	2,200
Net interest income after provision for loan losses	6,848	13,345

Noninterest income
Prepaid solutions cards	4,404	3,953
Service fees on deposit accounts	1,427	1,525
Debit card fees	532	572
Bank-owned life insurance	712	278
Net gains on loans held for sale	305	14
Net realized gains on securities transactions	109	56
Total other-than-temporary impairment losses	(5,110)	—
Portion of loss recognized in other comprehensive income - before tax	4,219	—
Net impariment losses recognized in earnings	(891)	—
Other	869	914
Total noninterest income	7,467	7,312

Noninterest expense
Salaries and employee benefits	7,281	6,482
Prepaid solutions cards	3,163	3,139
Furniture and equipment	1,731	1,558
Occupancy	1,215	1,219
Advertising and promotion	165	738
Professional fees	1,058	481
FDIC assessments	1,496	47
Loan expense	508	109
Other	1,366	1,360
Total noninterest expense	17,983	15,133

(Loss) income before income taxes	(3,668)	5,524
Income tax (benefit) expense	(1,262)	1,277
Net (loss) income	$(2,406)	$4,247

Total comprehensive (loss) income	$(1,266)	$1,253

Earnings per share	$(5.61)	$9.82
Average shares outstanding	428,611	432,495

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(Dollars in thousands, except per share data)

(UNAUDITED)

	Common Stock and Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2008	$41,523	$121,360	$(1,415)	$(56,907)	$104,561

Adjustment to initially apply EITF 06-04		(200)			(200)
Comprehensive income
Net income		9,924			9,924
Change in unrealized loss on available for sale securities, net of reclassification and tax effects			(425)		(425)
Change in post-retirement obligation, net of tax effects			12		12
Total comprehensive income					9,511
Cash dividends declared - $20.00 per share		(8,650)			(8,650)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation				2,744	2,744
Balance, June 30, 2008	$41,523	$122,434	$(1,828)	$(54,163)	$107,966

	Common Stock and Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2009	$41,523	$120,676	$(1,300)	$(46,670)	$114,229

Repurchase and retirement of 3,884 shares of common stock	(2,008)				(2,008)
Comprehensive income
Net income		1,488			1,488
Change in unrealized loss on available for sale securities, net of reclassification and tax effects			575		575
Change in post-retirement obligation, net of tax effects			14		14
Total comprehensive income					2,077
Cash dividends declared - $10.00 per share		(4,297)			(4,297)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation				10,020	10,020
Balance, June 30, 2009	$39,515	$117,867	$(711)	$(36,650)	$120,021

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(Dollars in thousands)

(UNAUDITED)

	2009	2008
Cash flows from operating activities
Net income	$1,488	$9,924
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,849	1,791
Provision for loan losses	8,950	3,050
Deferred income tax (benefit) provision	(2,121)	532
Net discount accretion and premium amortization of securities	(140)	(22)
Net realized gains on securities transactions	(109)	(75)
Impairment of pooled trust preferred securities	891	—
Gain on redemption and interest in escrow fund of VISA stock	—	(1,894)
(Increase) decrease in carrying value of bank-owned life insurance	(672)	86
Amortization of deferred loan fees	5	11
Net gains on sales of loans held for sale	(381)	(20)
Sales of loans held for sale	39,216	1,809
Origination of loans held for sale	(48,466)	(1,544)
Net gains on sales of other real estate	(14)	—
Decrease in accrued interest and other assets	149	2,660
Decrease in accrued interest and other liabilities	(1,667)	(2,896)
Net cash (used in) provided by operating activities	(1,022)	13,412
Cash flows from investing activities
Securities available for sale
Sales	19,522	85,854
Maturities, calls and redemptions	40,047	136,661
Purchases	(32,639)	(20,616)
Securities held to maturity and restricted securities
Maturities and calls	27,197	9,058
Purchases	(6,560)	(235,231)
Net decrease (increase) in loans	8,148	(16,999)
Investment in bank-owned life insurance policies	39	(169)
Purchases of premises and equipment	(2,360)	(2,448)
Sales of premesis and equipment	—	149
Sales of other real estate	1,699	—
Net cash provided by (used in) investing activities	55,093	(43,741)
Cash flows from financing activities
Net increase (decrease) in deposits	63,531	(8,081)
Net (decrease) increase in federal funds purchased	(55,000)	40,000
Net increase in prepaid solutions cards liabilities	312	6,139
Repurchase and retirement of common stock	(2,008)	—
Dividends paid	(4,297)	(8,650)
Net cash provided by financing activities	2,538	29,408
Net increase (decrease) in cash and cash equivalents	56,609	(921)
Beginning cash and cash equivalents	55,474	33,183
Ending cash and cash equivalents	$112,083	$32,262

Supplemental disclosures
Cash paid for interest	$12,751	$19,309
Cash paid for income taxes	2,264	4,023
Other real estate acquired through loan foreclosure	14,284	472

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The condensed consolidated financial statements include the accounts of West Suburban Bancorp, Inc. (“West Suburban”) and West Suburban Bank (the “Bank” and collectively with West Suburban and its other direct and indirect subsidiaries, the “Company”). Intercompany accounts and transactions have been eliminated. The unaudited interim consolidated financial statements are prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual financial statements have been omitted. The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the latest Annual Report on Form 10-K filed by the Company. The condensed consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. The Company has evaluated subsequent events for potential recognition and/or disclosure through August 7, 2009.

Note 2 - Reclassifications

To conform with the balance sheet presentation as of June 30, 2009, the Company reclassified $34,360 of December 31, 2008 prepaid solutions cards balances from liabilities to demand-noninterest-bearing deposits. This reclassification is in accordance with the Federal Deposit Insurance Corporation’s (“FDIC”) General Counsel Opinion No. 8 — “Stored Value Cards,” which became effective in the fourth quarter of 2008 and clarifies which prepaid card balances are classified as deposits. The balances that have been reclassified as deposits are eligible for FDIC insurance coverage to the maximum extent permitted by law. The reclassification of the December 31, 2008 balances did not change the Company’s consolidated assets disclosed in the December 31, 2008 consolidated financial statements and has no impact on the December 31, 2008 consolidated statement of income, statement of changes in shareholders’ equity or statement of cash flows.

Note 3 - Securities

At June 30, 2009 and December 31, 2008, the amortized cost and fair value of securities available for sale were as follows:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Pooled trust preferred	$7,684	$—	$(5,897)	$1,787
U.S. government sponsored entities	27,149	861	(17)	27,993
Residential mortgage-backed	152,656	4,607	(53)	157,210
States and political subdivisions	10,703	77	(143)	10,637
Total debt securities	$198,192	$5,545	$(6,110)	$197,627

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate	$24,430	$—	$(753)	$23,677
Pooled trust preferred	8,511	—	(5,048)	3,463
U.S. government sponsored entities	22,170	1,084	—	23,254
Residential mortgage-backed	162,062	3,385	(153)	165,294
States and political subdivisions	10,160	57	(91)	10,126
Total debt securities	$227,333	$4,526	$(6,045)	$225,814

At June 30, 2009 and December 31, 2008, the amortized cost and fair value of securities held to maturity were as follows:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored entities	$29,289	$440	$(59)	$29,670
Residential mortgage-backed	172,679	4,711	(36)	177,354
States and political subdivisions	17,743	160	(586)	17,317
Total	$219,711	$5,311	$(681)	$224,341

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored entities	$28,072	$759	$—	$28,831
Residential mortgage-backed	193,187	4,499	(26)	197,660
States and political subdivisions	18,975	98	(636)	18,437
Total	$240,234	$5,356	$(662)	$244,928

At June 30, 2009, the amortized cost and fair value of debt securities available for sale and held to maturity by contractual maturity are as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$3,811	$3,850	$1,275	$1,276
Due after 1 year through 5 years	18,635	19,501	19,383	19,716
Due after 5 years through 10 years	9,779	9,787	16,562	16,697
Due after 10 years	13,311	7,279	9,812	9,298
Residential mortgage-backed	152,656	157,210	172,679	177,354
Total	$198,192	$197,627	$219,711	$224,341

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Sales of securities available for sale were as follows during the six months ended June 30:

	2009	2008
Proceeds from sales	$19,522	$85,854
Gross realized gains	245	172
Gross realized losses	(136)	(97)

Net realized gains on securities transactions in 2008 include recoveries of $63 on securities written down in 2001. The tax benefit/expense recorded on securities transactions was not material.

Securities with unrealized losses at June 30, 2009 and December 31, 2008 are presented below by the length of time the securities have been in a continuous unrealized loss position:

	June 30, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Pooled trust preferred	$—	$—	$1,787	$(5,897)	$1,787	$(5,897)
U.S. governement sponsored entities	11,958	(76)	—	—	11,958	(76)
Residential mortgage-backed	8,097	(52)	1,372	(37)	9,469	(89)
States and political subdivisions	13,570	(552)	936	(177)	14,506	(729)
Total temporarily impaired	$33,625	$(680)	$4,095	$(6,111)	$37,720	$(6,791)

	December 31, 2008
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate	$4,839	$(79)	$18,838	$(674)	$23,677	$(753)
Pooled trust preferred	—	—	3,463	(5,048)	3,463	(5,048)
Residential mortgage-backed	20,607	(143)	3,836	(36)	24,443	(179)
States and political subdivisions	15,297	(727)	—	—	15,297	(727)
Total temporarily impaired	$40,743	$(949)	$26,137	$(5,758)	$66,880	$(6,707)

Other-Than-Temporary Impairment Evaluation

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held to maturity are generally evaluated for OTTI under Statement of Financial Accounting Standards (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities.” However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in Emerging Issues Task Force (“EITF”) 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets.”

In determining OTTI under the SFAS 115 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; (3) whether the market decline was affected by macroeconomic conditions; and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

The second segment of the portfolio uses the OTTI guidance provided by EITF 99-20 that is specific to purchased beneficial interests that, on the purchase date, were rated below AA. Under the EITF 99-20, the Company evaluates the present value of future cash flows to determine if there has been an adverse change in the remaining expected future cash flows.

When management determines that OTTI exists under either model, the amount of the OTTI recognized depends on whether the Company intends to sell the security or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If the Company intends to sell or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI is recognized in earnings in an amount equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If the

Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the portion of the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

The Company currently holds pooled trust preferred securities which are evaluated for other-than-temporary impairment under EITF 99-20, as amended by EITF 99-20-1. The evaluation includes an analysis to determine whether there has been an adverse change in the expected cash flows. The evaluation also includes monitoring the ratings assigned by national rating agencies such as Moody’s Investor Service to determine if any downgrades have occurred, and a detailed review of the underlying collateral to determine a break in yield point.

Although these securities were investment grade at the time of purchase, at June 30, 2009 Moody’s Investor Services rated these securities as Ca, which are highly speculative and are likely in, or very near, default, with some prospect of recovery of principal and interest, and Caa, which are judged to be of poor standing and are subject to very high credit risk. While the issuers of the securities that were contributed into the investment vehicle that issued the pooled trust preferred securities are primarily banks, some of the pools include a limited number of insurance companies.

The OTTI model considers the structure and term of the Collateralized Debt Obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information, including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates, prepayments, and recoveries. Management treats all interest payment deferrals as defaults. In addition, management uses the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Company’s note class. Upon completion of the June 30, 2009 analysis, management’s model indicated that three of these securities, all of which experienced significant additional defaults or deferrals during the second quarter of 2009, were other-than-temporarily-impaired. These three securities had total OTTI of $5,110, of which $891 represented the credit component and was charged to expense and $4,219 (before taxes) was recorded in other comprehensive income. These three securities remained classified as available for sale at June 30, 2009, and together, the five securities subject to EITF 99-20 accounted for $5,897 of the unrealized loss in the pooled trust preferred securities category at June 30, 2009.

The table below presents a roll-forward of the credit losses recognized in earnings for the three month period ended June 30, 2009:

Beginning Balance, April 1, 2009	$—
Additions	891
Ending Balance, June 30, 2009	$891

Note 4 - Financial Instruments with Off-Balance Sheet Risk

Unused lines of credit and other commitments to extend credit not reflected in the financial statements are as follows:

	June 30, 2009			December 31, 2008
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commercial loans and lines of credit	$3,281	$198,435	$201,716	$4,940	$224,216	$229,156
Check credit lines of credit	1,023	—	1,023	1,033	—	1,033
Mortgage loans	15,872	—	15,872	6,712	—	6,712
Home equity lines of credit	3,240	163,065	166,305	—	174,739	174,739
Letters of credit	—	20,758	20,758	—	22,795	22,795
Credit card lines of credit	—	39,934	39,934	—	40,267	40,267
Total	$23,416	$422,192	$445,608	$12,685	$462,017	$474,702

Fixed rate commercial loan commitments at June 30, 2009 had interest rates ranging from 4.2% to 7.3% with terms ranging from 2 months to 5 years. Fixed rate mortgage loan commitments at June 30, 2009 had interest rates ranging from 4.5% to 8.3% with terms ranging from 10 to 30 years. Fixed rate home equity lines of credit at June 30, 2009 had interest rates ranging from 6.0% to 7.0% with terms ranging from 2 to 5 years. Fixed rate check credit lines of credit at June 30, 2009 had interest rates of 18.0%.

Note 5 - Common Stock in ESOP Subject to Contingent Repurchase Obligation

At June 30, 2009 and December 31, 2008, the Employee Stock Ownership Plan (the “ESOP”) held 91,397 and 90,270 shares of West Suburban common stock, respectively. Upon termination of their employment, participants who elect to receive their benefit distributions in the form of West Suburban common stock may require the Company to purchase the common stock distributed at fair value during two 60-day periods. The first purchase period begins on the date the benefit is distributed and the second purchase period begins on the first anniversary of the distribution date. This contingent repurchase obligation is reflected in the Company’s financial statements as “Common stock in ESOP subject to contingent repurchase obligation” and reduces shareholders’ equity by an amount that represents the independently appraised fair value of all West Suburban common stock held by the ESOP and allocated to participants, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares.

Note 6 - New Accounting Pronouncements

Adoption of New Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) 115-2 and 124-2,” Recognition and Presentation of Other-Than-Temporary Impairments,” which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The is FSP requires the Company to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. As a result of implementing the new standard, the amount of OTTI recognized in income for the period was $891. Had the standard not been issued, the amount of OTTI that would have been recognized in income for the period would have been $5,110.

In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The FSP also requires increased disclosures. The adoption of this FSP at June 30, 2009 did not have a material impact on the results of operations or financial position.

In April 2009, the FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP at June 30, 2009 did not have a material impact on the results of operations or financial position as it only required disclosures which are included in Note 7.

In May 2009, the FASB issued SFAS 165, “Subsequent Events Instruments.” The statement sets forth guidance concerning the recognition or disclosure of events or transactions that occur subsequent to the balance sheet date but prior to the release of the financial statements. The statement also defines “available to be issued” financial statements as financial statements that have received all the required approvals from management and other constituents. The statement sets forth that management of a public company must evaluate subsequent events for recognition and/or disclosure through the date of issuance, whereas private companies need only evaluate subsequent events through the date the financial statements became available to be issued. The statement also delineates between and defines the recognition and disclosure requirements for recognized subsequent events and non-recognized subsequent events. Recognized subsequent events provide additional evidence about conditions that existed as of the balance sheet date and will be recognized in the entity’s financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist as of the balance sheet date and if material will warrant disclosure of the nature of the subsequent event and the financial impact. The statement provides that an entity shall disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or available to be issued. This statement is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial condition or results of operations.

Effect of Newly Issued but not Effective Accounting Pronouncements

In June 2009, the FASB issued SFAS 166, “Accounting for the Transfer of Financial Assets and Amendment of FASB SFAS 140 Instruments.” The statement revises SFAS 140 by removing the concept of a special purpose entity (“SPE”) and the exception of applying FASB Interpretation 46 “Variable Interest Entities,” to variable interest entities that are SPEs. It limits the circumstances in which a transferor derecognizes a financial asset. The statement amends the requirements for the transfer of a financial asset to meet the requirements for “sale” accounting. The statement is effective for all interim and annual periods beginning after November 15, 2009. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial condition or results of operations.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R).” This statement amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in the variable interest entity. The statement is effective for all interim and annual periods beginning after November 15, 2009. The Company does not expect the adoption to have a material impact on the Company’s consolidated financial condition or results of operations.

On July 1, 2009, the FASB’s GAAP codification became effective as the sole authoritative source of US GAAP. This codification was issued under SFAS 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (SFAS 168).” This codification reorganizes current GAAP for non-governmental entities into a topical index to facilitate accounting research and to provide users additional assurance that they have referenced all related literature pertaining to a given topic. Existing GAAP prior to the codification was not altered in compilation of the GAAP codification. The GAAP codification encompasses all FASB Statements of Financial Accounting Standards, Emerging Issues Task Force statements, FASB Staff Positions, FASB interpretations, FASB Derivative

Implementation Guides, American Institute of Certified Public Accountants Statement of Positions, Accounting Principals Board Opinions and Accounting Research Bulletins along with the remaining body of GAAP effective as of June 30, 2009. Financial statements issued for all interim and annual periods ending after September 15, 2009 will need to reference accounting guidance embodied in the codification as opposed to referencing the previously authoritative pronouncements. Accounting literature included in the codification is referenced by topic, subtopic, section and paragraph.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2009 Using
	June 30, 2009	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities
Pooled trust preferred	$1,787	$—	$1,787
U.S. government sponsored entities	27,993	27,993	—
Residential mortgage-backed	157,210	157,210	—
States and political subdivisions	10,637	10,637	—
	$197,627	$195,840	$1,787

		Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities
Corporate	$23,677	$23,677	$—
Pooled trust preferred	3,463	—	3,463
U.S. government sponsored entities	23,254	23,254	—
Residential mortgage-backed	165,294	165,294	—
States and political subdivisions	10,126	10,126	—
	$225,814	$222,351	$3,463

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2009:

Securities Available For Sale
Beginning balance, January 1, 2009	$3,463
Increase in unrealized loss	(867)
Included in earnings - realized	(891)
Interest income on securities	82
Included in other comprehensive income	—
Ending balance, June 30, 2009	$1,787

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2009 Using
	June 30, 2009	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired loans	$23,748	$—	$23,748

		Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired loans	$7,352	$—	$7,352

Impaired loans are evaluated and valued at the lower of cost or fair value at the time the loan is identified as impaired. Fair value is measured based on the value of the collateral securing these loans and is classified at Level 3 in the fair value hierarchy. Collateral may include real estate and business assets, including equipment, inventory and accounts receivable, and is determined based on appraisals by qualified licensed appraisers retained by the Company. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the borrower and borrower’s business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the factors identified above.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $27,158 at June 30, 2009 and $9,036 at December 31, 2008. The valuation allowance on impaired loans was $3,410 at June 30, 2009 and $1,684 at December 31, 2008. The provision for loan losses made for impaired loans during the second quarter of 2009 was $2,530 compared to $1,239 for the second quarter of 2008.

Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

		Fair Value Measurements at June 30, 2009 Using
	June 30, 2009	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Other real estate	$17,257	$—	$17,257

Other real estate is valued at the time the loan is foreclosed upon and the asset is transferred to other real estate owned. The value is based primarily on third party appraisals, less costs to sell. The appraisals are generally discounted based on management’s historical knowledge and changes in market conditions from the time of valuation. These discounts are typically significant and result in a Level 3 classification of the inputs for determining fair value. Other real estate is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly, based on the same factors identified above.

In accordance with FSP FAS 107-1, the carrying value and estimated fair value of financial instruments at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents	$112,083	$112,083	$55,474	$55,474
Securities
Available for sale	197,627	197,627	225,814	225,814
Held to maturity	219,711	224,341	240,234	244,928
Federal Home Loan Bank stock	7,599	N/A	6,144	N/A
Loans, less allowance for loan losses	1,211,838	1,202,611	1,233,595	1,218,633
Accrued interest	6,149	6,149	6,136	6,136

Financial liabilities
Deposits	1,689,456	1,706,970	1,625,925	1,639,214
Federal funds purchased	—	—	55,000	55,000
Accrued interest	5,028	5,028	5,007	5,007

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

The Company also maintains a noncontributory postretirement benefit plan covering certain senior executives. The plan provides postretirement medical, dental and long term care coverage for certain executives and their surviving spouses. The eligible retirement age under the plan is age 62 and the plan is unfunded. Net postretirement benefit costs are summarized in the following table:

	Six Months Ended
	June 30,
	2009	2008
Service cost	$20	$18
Interest cost	30	26
Amortization of prior service cost	10	11
Recognized net actuarial gain	14	10
Net periodic benefit cost	$74	$65

	Three Months Ended
	June 30,
	2009	2008
Service cost	$10	$9
Interest cost	15	13
Amortization of prior service cost	5	6
Recognized net actuarial gain	7	5
Net periodic benefit cost	$37	$33

Note 9 - Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and in Illinois. The Company is no longer subject to examination by the U.S. federal tax authorities or by Illinois tax authorities for years prior to 2004.

During the third quarter of 2008, a new State of Illinois tax law was passed which provided clarification on an uncertain tax position previously adopted by the Company. As a result, the Company determined that the FASB Interpretation (“FIN”) 48 reserve on the uncertain tax position was no longer necessary and $1,311 of unrecognized tax positions was reversed. As of June 30, 2009, the Company, based on its evaluation of tax positions, has determined that no FIN 48 reserve was necessary.

A reconciliation of the beginning and ending amount of unrecognized tax benefits and related disclosures for the period ended June 30, 2008 is as follows:

2008
Balance at January 1,	$1,500
Adjustments based on tax positions	229
Balance at June 30,	$1,729

Of this total, $1,253 as of June 30, 2008, represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

The total amount of interest and penalties recorded in the income statement for the second quarter of 2008 and year to date 2008 were not material.

Income tax expense decreased 95.8% for the first six months of 2009 compared to the first six months of 2008. The effective tax rates for the first six months of 2009 and 2008 were 8.8% and 25.6%, respectively. The decline is due to lower pretax income and the impact of permanent differences resulting from, among other items, ESOP dividends, municipal income and BOLI income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Regulatory Issues

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

The Order does not relate to the Bank’s asset quality, capital position, internal controls over financial reporting or the safety and soundness of its financial operations. The Bank has begun taking the corrective actions required by the Order to address its consumer compliance issues.

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

Allowance for Loan Losses. The Company maintains an allowance for loan losses at a level management believes is sufficient to absorb probable incurred credit losses in the loan portfolio. The allowance for loan losses represents the Company’s estimate of probable incurred credit losses in the loan portfolio at each balance sheet date and is based on the review of available and relevant information. The allowance contains allocations for probable incurred credit losses that have been identified relating to specific borrowing relationships, as well as probable incurred credit losses for pools of loans. The allowance for loan losses is reassessed monthly by the Company to determine the appropriate level of the allowance. The amount of the allowance for loan losses is determined based on a variety of factors, including assessment of the credit risk of the loans in the loan portfolio, volume of the loans, delinquent loans, evaluation of current economic conditions in the market area, actual charge-offs during the period and historical loss experience. Loan quality is continually monitored by management and reviewed by the loan committee on a monthly basis.

Loans are evaluated on a category by category basis to determine the appropriate allocation of the allowance to each category. In addition, individual commercial, construction and commercial mortgage loans are evaluated to determine if a specific loss allocation is needed for problem loans deemed to have a shortfall in collateral. Management also considers the borrower’s current economic status, including liquidity and future business viability. Other factors used in the allocation of the allowance include levels and trends of past dues and charge-offs along with concentrations of credit within the commercial and commercial real estate loan portfolios. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as developments occur. Along with the allocation of the allowance on a category by category basis and the specific allocations for individual borrowing relationships, the allowance includes a relatively small portion that remains unallocated. Management adjusts the allowance for loan losses by an amount sufficient to maintain the allowance at the level determined appropriate. Loans are fully or partially charged-off when all or a portion of the loan is deemed to be uncollectible by management. The Company believes that the allowance for loan losses is adequate to provide for estimated probable incurred credit losses in the loan portfolio.

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

The following table presents the Company’s significant fixed and determinable contractual obligations and significant commitments by payment date as of June 30, 2009 (dollars in thousands). The payment amounts represent those amounts contractually due to the recipient and do not include any carrying value adjustments.

	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
Deposits without a stated maturity	$1,185,949	$—	$—	$—	$1,185,949
Prepaid solutions cards deposits	29,031	—	—	—	29,031
Time deposits	272,267	136,131	94,829	280	503,507
Operating leases	694	892	470	442	2,498
Prepaid solutions cards liabilities	3,916	—	—	—	3,916
Deferred compensation	5,933	—	—	—	5,933
Commitments to extend credit
Fixed rate					23,416
Variable rate					422,192

At June 30, 2009 and December 31, 2008, the ESOP held 91,397 and 90,270 shares of West Suburban common stock, respectively. Upon termination of their employment, participants who elect to receive their benefit distributions in the form of West Suburban common stock may require the Company to purchase the common stock distributed at fair value. A more detailed discussion concerning this obligation is presented in Note 5 to the Company’s Condensed Consolidated Financial Statements included in this report. At June 30, 2009 and December 31, 2008, this contingent repurchase obligation reduced shareholders’ equity by $36,650 and $46,670, respectively. The Company believes the ESOP will continue to have a sufficient amount of cash to distribute benefit payments to former employees and that the exercise of the rights of former employees to cause the Company to repurchase West Suburban common stock is unlikely.

Balance Sheet Analysis

Total Assets. Total consolidated assets at June 30, 2009 increased .2% from December 31, 2008. This increase was primarily due to an increase in federal funds sold offset by decreased balances in the securities and loan portfolios.

Cash and Cash Equivalents. Cash and cash equivalents at June 30, 2009 increased 102.0% from December 31, 2008, due to an increase in federal funds sold. Although rates paid on federal funds sold are currently at historically low levels, the Company believes that it is prudent to maintain a higher level of liquidity given the current state of the economy.

Securities. The Company’s securities portfolio decreased 10.0% during the first six months of 2009. This decrease was primarily due to the Company liquidating its holdings in corporate securities in order to reduce credit risk in the securities portfolio. Additionally, the Company experienced a decrease in residential mortgage-backed securities as a result of paydowns. The Company manages its investment portfolio to maximize the return on invested funds within acceptable risk guidelines, to meet pledging and liquidity requirements, and to adjust balance sheet interest rate sensitivity in an effort to insulate net interest income against the impact of interest rate changes. During the first six months of 2009, the Company’s accumulated other comprehensive loss decreased to $711 from $1,300 at December 31, 2008.

Securities available for sale are carried at fair value, securities held to maturity are carried at amortized cost and Federal Home Loan Bank stock is carried at historical cost. The carrying values of the Company’s major categories of securities are summarized in the following table (dollars in thousands):

	June 30, 2009	December 31, 2008	Dollar Change	Percent Change
Securities available for sale
Corporate	$—	$23,677	$(23,677)	(100.0)%
Pooled trust preferred	1,787	3,463	(1,676)	(48.4)%
U.S. government sponsored entities	27,993	23,254	4,739	20.4%
Mortgage-backed	157,210	165,294	(8,084)	(4.9)%
States and political subdivisions	10,637	10,126	511	5.0%
Total securities available for sale	197,627	225,814	(28,187)	(12.5)%

Securities held to maturity
U.S. government sponsored entities	29,289	28,072	1,217	4.3%
Mortgage-backed	172,679	193,187	(20,508)	(10.6)%
States and political subdivisions	17,743	18,975	(1,232)	(6.5)%
Total securities held to maturity	219,711	240,234	(20,523)	(8.5)%
Federal Home Loan Bank stock	7,599	6,144	1,455	23.7%
Total securities	$424,937	$472,192	$(47,255)	(10.0)%

At June 30, 2009, securities available for sale were in a net unrealized loss position totaling $.6 million as compared to a net unrealized loss position of $1.5 million at December 31, 2008. The net unrealized loss position relates primarily to the unrealized loss on the pooled trust preferred securities, which totaled $5.9 million and $5.0 million as of June 30, 2009 and December 31, 2008, respectively. The Company evaluates the pooled trust preferred securities for other-than-temporary impairment under EITF 99-20, as amended by EITF 99-20-1. The evaluation under EITF 99-20, as amended, includes an analysis to determine whether there has been an adverse change in the expected cash flows. The evaluation also includes monitoring the ratings assigned by national rating agencies such as Moody’s Investor Service to determine if any downgrades have occurred, and a detailed review of the underlying collateral to determine a break in yield point. As of June 30, 2009, the Company, based on its evaluation,  determined that there had been an adverse change in expected cash flows on three other pooled trust preferred securities, and thus concluded that a net OTTI charge totaling $.9 million was necessary to record against current earnings for these pooled trust preferred securities. The assumptions utilized to determine if there has been an adverse change in expected flows as of June 30, 2009 include the Company’s estimate of projected deferral/default rates, collateral coverage ratios, break in yield calculations, cash flow projections, liquidity and credit premiums and financial trend analysis. These assumptions are determined by the Company based on its analysis of the underlying institutions and certain performance criteria established by management. In the event the actual deterioration in the underlying institutions in future periods in any of the pooled trust preferred securities held by the Company in its portfolio is more significant than what the Company has projected, there could be additional OTTI on these securities in the future periods.

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

Fair values for U.S. government sponsored entity issued securities are determined using a combination of daily closing prices, evaluations, income data, security master (descriptive) data and terms and conditions data. Additional data used to compute the fair value of U.S. government sponsored entity issued residential mortgage-backed pass-through securities (FHLMC, FNMA, and GNMA pools) includes daily composite seasoned, pool-specific, and generic coupon evaluations, and factors and descriptive data for individual pass-through pools. Additional data used to compute the fair value of U.S. government sponsored entity issued collateralized mortgage obligations include daily evaluations and descriptive data.

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

A discounted cash flow approach is used to calculate the Level 3 fair values for the Company’s pooled trust preferred securities. The Company uses the same cash flow model as used for the OTTI evaluation. To calculate fair value, the Company calculates an effective discount rate, which is all inclusive since it includes a risk free rate, a credit component and a spread for liquidity. At June 30, 2009, the effective discount rates used for the five trust preferred securities ranged from 16% to 23%. The cash flows for each security are then discounted using the effective discount rate to calculate fair value.

Loans. Total loans outstanding at June 30, 2009 decreased 1.3% from December 31, 2008, primarily due to decreases in the home equity, residential real estate and commercial loan portfolios. These decreases were partially offset by an increase in the construction loan portfolio, which was primarily due to the increase in the outstanding balance of one borrower with strong financial resources and a favorable relationship with the Company. The decrease in the home equity loan portfolio was primarily due to payoffs resulting from refinancing activity, as well as a decrease in home equity loan originations. The decrease in the residential real estate loan portfolio was primarily due to the refinancing activity in the mortgage loan portfolio. Additionally, the Company discontinued its purchase of mortgage loans from the secondary market.

Balances in the Company’s loans are summarized in the following table (dollars in thousands):

	June 30, 2009	December 31, 2008	Dollar Change	Percent Change
Commercial	$283,265	$288,234	$(4,969)	(1.7)%
Consumer	3,583	4,276	(693)	(16.2)%
Indirect automobile	3,281	4,454	(1,173)	(26.3)%
Real estate
Residential	222,024	242,947	(20,923)	(8.6)%
Commercial	279,133	276,995	2,138	0.8%
Home equity	239,664	257,150	(17,486)	(6.8)%
Construction	179,655	161,532	18,123	11.2%
Held for sale	11,398	1,768	9,630	544.7%
Credit card	9,757	10,484	(727)	(6.9)%
Other	1,318	1,333	(15)	(1.1)%
Total	1,233,078	1,249,173	(16,095)	(1.3)%
Allowance for loan losses	(21,240)	(15,578)	(5,662)	36.3%
Loans, net	$1,211,838	$1,233,595	$(21,757)	(1.8)%

Allowance for Loan Losses and Asset Quality.  Net loan charge-offs were $3.3 million and $.4 million for the six months ended June 30, 2009 and 2008, respectively. This increase was primarily due to the partial charge-off of a large commercial loan relationship and a commercial and construction loan relationship. Additionally, the Company partially charged off a construction loan relationship and subsequently transferred the collateral to other real estate owned. Nonperforming loans (nonaccrual and loans past due 90 days or more still on accrual) increased to $35.1 million at June 30, 2009, from $25.3 million at December 31, 2008. This increase was primarily due to the classification of two commercial relationships totaling $19.5 million as nonaccrual during the second quarter of 2009, which was offset by the transfer of one $10.7 million commercial relationship to other real estate. The Company’s current analysis indicates that all of the real estate loans classified as nonaccrual are well collateralized. The Company’s loan past due 90 days or more still on accrual decreased to $.3 million at June 30, 2009 from $1.7 million at December 31, 2008. This decrease was primarily due to the classification of three residential real estate accounts along with one commercial real estate account as nonaccrual. Additionally, three other residential real estate loans were repaid.

The Company’s ratio of nonperforming loans to total loans was 2.8% at June 30, 2009 and 2.0% at December 31, 2008. The ratio of nonperforming assets to total assets increased to 2.8% at June 30, 2009 from 1.6% at December 31, 2008.

The ratio of the allowance for loan losses to total loans was 1.7% at June 30, 2009 and 1.3% December 31, 2008. The following table presents an analysis of the Company’s nonperforming loans and other real estate as of the dates indicated (dollars in thousands):

	June 30, 2009	December 31, 2008
Loans past due 90 days or more still on accrual	$339	$1,705
Nonaccrual loans	34,765	23,569
Total nonperforming loans	$35,104	$25,274
Nonperforming loans as a percent of total loans	2.8%	2.0%
Allowance for loan losses as a percent of nonperforming loans	60.5%	62.0%
Other real estate	$17,257	$4,658
Nonperforming assets as a percent of total assets	2.8%	1.6%

Impaired loans are summarized as follows (dollars in thousands):

	June 30, 2009	December 31, 2008
Period-end loans with no allocated allowance for loan losses	$9,265	$21,187
Period-end loans with allocated allowance for loan losses	27,158	9,036
Total	$36,423	$30,223

Impaired loans as of June 30, 2009 increased $6.2 million from December 31, 2008, primarily due to the classification of one loan relationship as impaired. The valuation allowance on impaired loans was $3.4 million at June 30, 2009 and $1.7 million at December 31, 2008.

The following table presents an analysis of the Company’s allowance for loan losses for the periods stated (dollars in thousands):

	2009		2008
	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
Provision - quarter	$7,650	$1,300	$3,250	$4,060	$2,200
Provision - year to date	8,950	1,300	10,360	7,110	3,050
Net charge-offs - quarter	2,646	642	1,956	1,659	367
Net charge-offs - year to date	3,288	642	4,051	2,095	436
Allowance at period end	21,240	16,236	15,578	14,284	11,883
Allowance at period end to total loans	1.7%	1.3%	1.3%	1.2%	1.0%

Other Real Estate.  During the first six months of 2009, the Company acquired construction properties with an aggregate carrying value of $14.3 million. These properties were acquired from two commercial loan relationships and include unimproved land, a retail shopping center, improved residential lots, three town home units and four model homes. The Company charged-off $.3 million prior to transferring these properties to other real estate. Management is currently working with one of the customers to complete three town home projects and is also currently evaluating offers for the retail shopping center. Additionally, management has engaged a consultant to evaluate land use of two parcels and to coordinate annexation and entitlement of the properties.

During the first six months of 2009, the Company sold properties with an aggregate carrying value of $1.7 million of which $1.2 million was related to construction properties.

Deposits.  Total deposits at June 30, 2009 increased 3.9% from December 31, 2008, primarily due to a significant increase in interest-bearing deposits without a stated maturity. This increase was partially offset by a decrease in non-interest-bearing deposits, prepaid solutions cards deposits and time deposits $100,000 and greater. Management believes that due to the current state of the economy, some customers have migrated from non-liquid time deposits to more liquid deposit products such as money market checking and savings. In general, management promotes the Company’s deposit products when it believes appropriate and prices its products in a manner intended to retain the Company’s current customers as well as attract new customers while maintaining an acceptable net interest margin.

Balances in the Company’s major categories of deposits are summarized in the following table (dollars in thousands):

	June 30, 2009	December 31, 2008	Dollar Change	Percent Change
Demand-noninterest-bearing	$126,568	$132,664	$(6,096)	(4.6)%
Prepaid solutions cards deposits	29,031	34,360	(5,329)	(15.5)%
NOW	315,984	310,178	5,806	1.9%
Money market checking	375,849	322,207	53,642	16.6%
Savings	338,517	320,763	17,754	5.5%
Time deposits
Less than $100,000	373,970	361,313	12,657	3.5%
$100,000 and greater	129,537	144,440	(14,903)	(10.3)%
Total	$1,689,456	$1,625,925	$63,531	3.9%

Federal Funds Purchased. Federal funds purchased at June 30, 2009 decreased $55.0 million from December 31, 2008. This decrease was the result of the maturity of 90-day term funds purchased by the Company in the fourth quarter of 2008 to take advantage of attractive interest rates available from the Federal Reserve. Purchases of federal funds are infrequent, but the Company accesses its various federal funds lines from time to time in order to meet liquidity needs when necessary.

Prepaid Solutions Cards. Outstanding balances on prepaid solutions cards, which represent the total of prepaid solution cards deposits and prepaid solutions cards liabilities, decreased 13.2% at June 30, 2009 from December 31, 2008. This decrease was primarily due to declines in three existing programs, which were partially offset by growth in one existing program.

CAPITAL RESOURCES

Shareholders’ equity at June 30, 2009 increased 5.1% from December 31, 2008. The increase was primarily due to a $10.0 million change in the amount reclassified on ESOP shares, $1.5 million of net income and a decrease in accumulated comprehensive loss of $.6 million. This increase was partially offset by dividends declared of $4.3 million and the repurchase and retirement of common stock of $2.0 million.

Banking regulations require the Company and the Bank to maintain minimum capital amounts and ratios. As of June 30, 2009, all capital ratios were in excess of the regulatory capital requirements, which call for a minimum total risk-based capital ratio of 8% for each of the Company and the Bank, a minimum Tier 1 risk-based capital ratio of 4% for each of the Company and the Bank and a minimum leverage ratio (3% for the most highly rated banks and bank holding companies that do not expect significant growth; all other institutions are required to maintain a minimum leverage capital ratio of 4% to 5% depending on their particular circumstances and risk and growth profiles) for each of the Company and the Bank. Bank holding companies and their subsidiaries are generally expected to operate at or above the minimum capital requirements. As of June 30, 2009, all capital ratios were in excess of regulatory minimums and should allow the Company and the Bank to operate without significant capital adequacy concerns. In addition, the Bank operates a subsidiary that participates in the Bank’s real estate lending business and is intended to qualify as a real estate investment trust. This subsidiary is also intended to facilitate capital raising efforts, if such efforts become necessary, by enabling the Bank to access the capital markets through the subsidiary.

As of June 30, 2009 and December 31, 2008, the most recent notifications from the FDIC indicated that the Bank qualified as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum ratios for total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 Capital to average assets as set forth in the following table. There are no conditions or events since that notification that management believes would result in a change of the category. On a consolidated basis, the Company also exceeded regulatory capital requirements as of these dates. In accordance with applicable regulations, the appraised fair value of West Suburban common stock owned by the ESOP is included in Tier 1 capital.

The following table sets forth the actual and minimum capital ratios of the Company and the Bank as of the dates indicated (dollars in thousands):

	Actual		Minumum To Be Well- Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
As of June 30, 2009
Total capital (to risk weighted assets)
Company	$175,262	11.8%	N/A	N/A	N/A
Bank	162,830	11.0%	$148,370	10.0%	$14,460
Tier 1 capital (to risk weighted assets)
Company	156,668	10.6%	N/A	N/A	N/A
Bank	144,251	9.7%	89,022	6.0%	55,229
Tier 1 capital (to average assets)
Company	156,668	8.4%	N/A	N/A	N/A
Bank	144,251	7.8%	92,932	5.0%	51,319

As of December 31, 2008
Total capital (to risk weighted assets)
Company	$177,062	12.1%	N/A	N/A	N/A
Bank	161,575	11.0%	$146,421	10.0%	$15,154
Tier 1 capital (to risk weighted assets)
Company	161,484	11.0%	N/A	N/A	N/A
Bank	145,997	10.0%	87,852	6.0%	58,145
Tier 1 capital (to average assets)
Company	161,484	8.7%	N/A	N/A	N/A
Bank	145,997	7.9%	92,581	5.0%	53,416

LIQUIDITY

Effective liquidity management ensures the availability of funding sources at minimum cost to meet fluctuating deposit balances, loan demand needs and to take advantage of earnings enhancement opportunities. A large, stable core deposit base and a strong capital position are the solid foundation for the Company’s liquidity position. Liquidity is enhanced by a securities portfolio structured to provide liquidity as needed. The Company also maintains relationships with correspondent banks to purchase federal funds subject to underwriting and collateral requirements. Additionally, subject to credit underwriting, collateral, capital stock, and other requirements of the Federal Home Loan Bank of Chicago (the “FHLB”), the Company is able to borrow from the FHLB on a “same day” basis. As of June 30, 2009, the Company could have borrowed up to approximately $152 million from the FHLB secured by certain of its real estate loans and securities. Furthermore, the Company has agreements in place to borrow up to $124 million in federal funds. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity and maturity schedules of interest-earning assets and interest-bearing liabilities.

Generally, the Company uses cash and cash equivalents and securities available for sale to meet its liquidity needs. As of June 30, 2009 and December 31, 2008, these liquid assets represented 16.6% and 15.1% of total assets, respectively.

During the first six months of 2009, the Company’s cash and cash equivalents increased $56.6 million. Net cash used in operating activities for this period was $1.0 million. Net cash flows provided by investing activities and financing activities for this period were $55.1 million and $2.5 million, respectively.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Net Income.  The Company’s net income for the first six months of 2009 decreased 85.0% compared to the first six months of 2008. Net income was negatively affected by an increase in the provision for loan losses of $5.9 million. Net income was also negatively affected by a decrease in net interest income before provision for loan losses of $1.0 million, a decrease in total noninterest income of $.8 million and an increase in total noninterest expense of $4.0 million. Net income was positively affected by a decrease in income tax expense of $3.3 million.

Net Interest Income.  Net interest income (on a fully tax-equivalent basis) decreased 3.2% for the first six months of 2009 compared to the first six months of 2008. Net interest income is the primary source of income for the Company. Net interest income is the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by changes in volume and yield on interest-earning assets and the volume and rates on interest-bearing liabilities. Interest-earning assets consist of federal funds sold, securities and loans. Interest-bearing liabilities primarily consist of deposits. The net interest margin is the percentage of tax-equivalent net interest income to average earning assets. The Company’s net interest margin (on a fully tax-equivalent basis) decreased to 3.5% for the six month period ended June 30, 2009 compared to 3.6% for the six month period ended June 30, 2008.

Total interest income (on a fully tax-equivalent basis) decreased 13.5% for the first six months of 2009 compared to the first six months of 2008, primarily due to decreasing yields in the Company’s loan portfolio. Average loan balances decreased 1.2% for the first six months of 2009 and the yield on the loan portfolio decreased 87 basis points. Yields on the Company’s home equity loan portfolio decreased 77 basis points during this period, primarily due to decreases in the interest rates charged for home equity lines of credit that adjusted as a result of decreases in the prime rate. The average prime rate for the first six months of 2009 was 3.3% compared to 5.6% for the first six months of 2008. Yields on the Company’s commercial loan portfolio decreased 187 basis points during this period. This decrease was partially due to decreases in the interest rates charged for a majority of adjustable rate commercial loans tied to the prime rate that adjusted as a result of decreases in the prime rate. Yields on federal funds sold decreased 258 basis points due to decreases in interest rates initiated by the Federal Reserve. The average of the federal funds rate set by the Federal Reserve was 25 basis points for the first six months of 2009 compared to 263 basis points for the first six months of 2008. Yields on investment securities increased 19 basis points.

Total interest expense decreased 30.5% for the first six months of 2009 compared to the first six months of 2008. Lower interest on deposits, resulting from lower yields on interest-bearing deposits, accounted for most of the decrease. The decline was primarily due to the lower cost of funds on interest-bearing deposits which decreased 74 basis points to 1.7% at June 30, 2009, from 2.5% at June 30, 2008. Approximately 54% of time deposits are scheduled to mature within one year.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities (on a fully tax-equivalent basis) for the first six months ended June 30, 2009, as compared to the same period in 2008 (dollars in thousands):

	Change due to		Total
	Volume	Rate	Change
Interest Income
Federal funds sold	$45	$(159)	$(114)
Securities	(1,261)	468	(793)
Loans	(402)	(5,317)	(5,719)
Total interest income	(1,618)	(5,008)	(6,626)
Interest Expense
Interest-bearing deposits	(36)	(5,428)	(5,464)
Other interest-bearing liabilities	—	(167)	(167)
Total interest expense	(36)	(5,595)	(5,631)
Net interest income	$(1,582)	$587	$(995)

The following table presents an analysis of the Company’s year-to-date average interest-earning assets, demand-noninterest-bearing deposits and interest-bearing liabilities as of the dates indicated (dollars in thousands):

	2009		2008
	June 30	March 31	December 31	September 30	June 30
Federal funds sold	$44,024	$31,722	$7,898	$8,406	$12,420
Securities	446,955	462,309	495,983	500,889	500,782
Loans	1,220,487	1,222,363	1,231,226	1,234,550	1,235,795
Total interest-earning assets	$1,711,466	$1,716,394	$1,735,107	$1,743,845	$1,748,997

Demand-noninterest-bearing deposits	$144,088	$129,196	$138,106	$139,236	$139,215
Interest-bearing deposits	1,498,593	1,473,667	1,483,101	1,493,632	1,502,813
Total deposits	$1,642,681	$1,602,863	$1,621,207	$1,632,868	$1,642,028
Total interest-bearing liabilities	$1,515,663	$1,507,430	$1,515,476	$1,519,509	$1,519,975

Provision for Loan Losses.  Provision for loan losses increased $5.9 million for the first six months of 2009 compared to the first six months of 2008. The Company determined that additional loan loss provisions were necessary due to the increased levels of charge-offs and nonperforming loans and continued downward trends in the national and local economies. A more detailed discussion of the allowance for loan losses is presented in the Allowance for Loan Losses and Asset Quality section of this report.

In the second quarter of 2009, the Company recorded a provision for loan losses of $7.7 million, compared to $2.2 million in the second quarter of 2008.  The Company determined that the provision for loan losses made during the second quarter was sufficient to maintain our allowance for loan losses at a level deemed necessary for the probable incurred losses inherent in the loan portfolio as of June 30, 2009. Specific reserves of $2.2 million were made on impaired loans during the quarter and a provision for loan losses of $5.5 million was made for charge-offs and the general component of the allowance for loan losses. Based on the continued deterioration of the local and national economy and its impact on the Company’s loan portfolio, the Company has determined that a higher general component of the allowance is necessary to absorb the probable losses inherent in the loan portfolio.

At June 30, 2009, the overall general component of the allowance for loan losses was 1.4% of total loans as compared to 1.2% at March 31, 2009 and 1.1% at December 31, 2008.

Noninterest Income.  Total noninterest income decreased 5.3% for the first six months of 2009 compared to the first six months of 2008. Prepaid solutions cards income increased $1.3 million primarily due to continued growth in three existing programs. Service fees on deposit accounts decreased $.2 million primarily due to decreased fees associated with the overdraft honors program. The Bank-owned life insurance (“BOLI”) investment increased $.8 million to a gain of $.7 million from a loss of $.1 million for 2008 primarily due to an increase in the market value of the underlying investments associated with the insurance policies that are tied to the deferred compensation plans. Net gains on loans held for sale increased $.4 million primarily due to increased sales of loans held for sale in the secondary market. During the second quarter of 2009, the Company recorded OTTI on certain pooled trust preferred securities in the amount of $.9 million. During 2008, the Company recorded a one-time gain of $1.9 million related to the redemption of the VISA stock as part of the VISA initial public offering and recovery of expenses recorded for the Company’s obligation to indemnify VISA during the fourth quarter of 2007. Other income decreased $.2 million primarily due to the Company closing its travel department at the end of 2008.

Noninterest Expense.  Total noninterest expense increased 13.5% for the first six months of 2009 compared to the first six months of 2008. Salaries and employee benefits increased $1.6 million primarily due to an increase in the market value of the underlying investments associated with the insurance policies that are tied to the deferred compensation plans. Additionally, the Company incurred increased salary and employee benefits expense related to Bank Secrecy compliance and other compliance related matters. Furniture and equipment expense increased $.3 million primarily due to increased data processing expense. Advertising and promotions expense decreased $.8 million primarily due to the Company reducing its use of an advertising agency and reduced newspaper advertising. Professional fees expense increased $.9 million primarily due to increased costs related to Bank Secrecy compliance and other compliance related matters. FDIC assessments increased $1.6 million due to several factors, including increased assessments issued by the FDIC in support of the deposit insurance fund as well as the Temporary Liquidity Guarantee Program, the Company’s participation in the FDIC’s Transaction Account Guarantee Program (“TAGP”), the Prepaid Solutions deposits becoming eligible for FDIC Insurance and the use of a credit balance the Company had with the FDIC in prior years. The Company anticipates additional special assessments which could continue to negatively impact noninterest expense. Loan expense increased $.4 million primarily due to real estate tax payments made for a large commercial account. Other expense decreased $.2 million primarily due to a refund resulting from the State of Illinois overcharging Illinois banks for examination fees.

Income Taxes.  Income tax expense decreased 95.8% for the first six months of 2009 compared to the first six months of 2008. The effective tax rates for the first six months of 2009 and 2008 were 8.8% and 25.6%, respectively. The decline is due to lower pretax income and the impact of permanent differences resulting from, among other items, ESOP dividends, municipal income and BOLI income.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

Net (Loss) Income.  The Company experienced a net loss of $2.4 million during the second quarter of 2009 compared to net income of $4.2 million during the second quarter of 2008. Net income was negatively affected by a decrease in net interest income of $1.0 million, an increase in the provision for loan losses of $5.5 million and an increase in total noninterest expense of $2.9 million. Net income was positively affected by an increase in total noninterest income of $.2 million and a decrease in income tax expense of $2.5 million.

Net Interest Income.  Net interest income (on a fully tax-equivalent basis) decreased 6.8% for the second quarter of 2009 compared to the second quarter of 2008. The Company’s net interest margin (on a fully tax-equivalent basis) for the second quarter of 2009 decreased to 3.5% compared to 3.6% for the second quarter of 2008.

Total interest income (on a fully tax-equivalent basis) decreased 12.9% for the second quarter of 2009 compared to the second quarter of 2008 primarily due to decreasing yields in the Company’s loan portfolio. Average loan balances decreased 1.3% during this period and the yield on the portfolio decreased 59 basis points. Yields on the Company’s home equity portfolio decreased 50 basis points during this period. This decrease was primarily due to decreases in the interest rates charged for home equity lines of credit that adjusted as a result of decreases in the prime rate. The prime rate decreased due to decreases in interest rates initiated by the Federal Reserve. The average prime rate for the second quarter of 2009 was 3.25% compared to 5.08% for the second quarter of 2008. Yields on the Company’s commercial loan portfolio decreased 126 basis points during this period. The majority of commercial loans have adjustable rates that are tied to the prime rate. The Company increased its average balances of federal funds sold as a result of decreased balances in the investment securities portfolio in order to maintain a high level of liquidity during this period of economic uncertainty. These activities caused a decline in the income from the investment securities portfolio.

Total interest expense decreased 24.4% for the second quarter of 2009 compared to the second quarter of 2008. Interest paid on deposits accounted for the majority of the decrease. The yield on interest-bearing deposits decreased 51 basis points to 1.7% for the second quarter of 2009 from 2.2% for the second quarter of 2008.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities (on a fully tax-equivalent basis) for the second quarter ended June 30, 2009, as compared to the same period in 2008 (dollars in thousands):

	Change due to		Total
	Volume	Rate	Change
Interest Income
Federal funds sold	$114	$(119)	$(5)
Securities	(1,044)	(28)	(1,072)
Loans	(213)	(1,817)	(2,030)
Total interest income	(1,143)	(1,964)	(3,107)
Interest Expense
Interest-bearing deposits	56	(1,916)	(1,860)
Other interest-bearing liabilities	(176)	—	(176)
Total interest expense	(120)	(1,916)	(2,036)
Net interest income	$(1,023)	$(48)	$(1,071)

The following table presents an analysis of the Company’s quarterly average interest-earning assets, demand-noninterest-bearing deposits and interest-bearing liabilities as of the dates indicated (dollars in thousands):

	June 30, 2009	June 30, 2008
Federal funds sold	$56,191	$7,334
Securities	431,769	521,687
Loans	1,220,511	1,236,798
Total interest-earning assets	$1,708,471	$1,765,819

Demand-noninterest-bearing deposits	$158,822	$140,718
Interest-bearing deposits	1,523,244	1,509,709
Total deposits	$1,682,066	$1,650,427
Total interest-bearing liabilities	$1,523,804	$1,540,604

Provision for Loan Losses.  Provision for loan losses increased $5.5 million for the second quarter of 2009 compared to the second quarter of 2008. The increase in the provision for loan losses was a direct result of increased nonperforming loans and charge-offs, as well as an increase in the general allowance due to current economic conditions. Nonperforming loans (nonaccrual and loans past due 90 days or more still on accrual) increased to $35.1 million at June 30, 2009 from $26.0 million at March 31, 2009. Nonaccrual loans increased to $34.8 million at June 30, 2009 from $23.8 million at March 31, 2009.

Noninterest Income.  Total noninterest income increased 2.1% for the second quarter of 2009 compared to the second quarter of 2008. Prepaid solutions cards income increased $.5 million primarily due to continued growth in three existing programs. BOLI income increased $.4 million primarily due to the increase in the market value of the underlying investments associated with the insurance policies that are tied to the Company’s deferred compensation plans. Net gains on loans held for sale increased $.3 million primarily due to increased sales of loans held for sale in the secondary market. During the second quarter of 2009, the Company recorded OTTI on certain pooled trust preferred securities in the amount of $.9 million.

Noninterest Expense.  Total noninterest expense increased 18.8% for the second quarter of 2009 compared to the second quarter of 2008. Salaries and employee benefits increased $.8 million primarily due to an increase in the market value of the underlying investments associated with the insurance policies that are tied to the deferred compensation plans. Furniture and equipment expense increased $.2 million primarily due to increased data processing expense. Advertising and promotions expense decreased $.6 million primarily due to the Company reducing its use of an advertising agency and reduced newspaper advertising. Professional fees expense increased $.6 million primarily due to increased costs related to Bank Secrecy compliance and other compliance related matters. FDIC assessments increased $1.4 million due to several factors, including increased assessments issued by the FDIC in support of the deposit insurance fund as well as the Temporary Liquidity Guarantee Program, the Company’s participation in the FDIC’s TAGP, the Prepaid Solutions deposits becoming eligible for FDIC Insurance and the use of a credit balance the Company had with the FDIC in prior years. The Company anticipates additional special assessments which could continue to negatively impact noninterest expense. Loan expense increased $.4 million primarily due to real estate taxes paid for one large commercial account.

Income Taxes.  Income tax expense decreased 198.8% for the second quarter of 2009 compared to the second quarter of 2008, as the Company recorded a benefit during the second quarter of 2009 due to the pre-tax net loss. The effective tax rates for the second quarter of 2009 and 2008 were -34.4% and 23.1%.

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

Presented below are the Company’s projected changes in net interest income over a twelve-month horizon for the various rate shock levels as of the periods indicated (dollars in thousands):

June 30, 2009	Amount	Dollar Change	Percent Change
+200 basis points	$59,544	$4,430	8.0%
+100 basis points	57,747	2,633	4.8%
Base	55,114	—	—
-100 basis points	51,227	(3,887)	(7.1)%
-200 basis points	45,261	(9,853)	(17.9)%

December 31, 2008	Amount	Dollar Change	Percent Change
+200 basis points	$59,584	$1,772	3.1%
+100 basis points	58,976	1,164	2.0%
Base	57,812	—	—
-100 basis points	52,497	(5,315)	(9.2)%
-200 basis points	46,324	(11,488)	(19.9)%

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2009. Based on that evaluation, the Company’s Chairman and Chief Executive Officer and the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified. That evaluation did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A.    The Annual Meeting of Shareholders was held on May 13, 2009.

B.             The following individuals were elected to serve as directors of the Company for a term of one year at the Annual Meeting. The votes for such individuals and those withholding authority are set forth below:

	For	Withhold Authority
1. Kevin J. Acker	342,362	6,655
2. David S. Bell	327,810	21,207
3. Duane G. Debs	341,314	7,703
4. Charles P. Howard	329,826	19,191
5. Peggy P. LoCicero	331,229	17,788

C.             Ratification of Crowe Horwath LLP as the Company’s independent registered public accounting firm.

For	Against	Abstain
341,221	3,467	4,329

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

Date: August 7, 2009
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