Form 10-Q
period 2009-09-30
WEST SUBURBAN BANCORP INC
filed 2009-11-06
CIK 805080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2009

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

As of November 6, 2009, 428,611 shares of West Suburban common stock were outstanding.

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

•            The costs, effects and outcomes of existing or future litigation and disputes with third parties, including, but not limited to, claims in connection with collection actions, employment matters and sales of business units.

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

PART I

ITEM 1.      FINANCIAL STATEMENTS

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(UNAUDITED)

	September 30,	December 31,
	2009	2008
Assets
Cash and due from banks	$30,285	$33,174
Federal funds sold	72,300	22,300
Total cash and cash equivalents	102,585	55,474
Securities
Available for sale (amortized cost of $197,759 in 2009 and $227,333 in 2008)	204,486	225,814
Held to maturity (fair value of $250,412 in 2009 and $244,928 in 2008)	241,822	240,234
Federal Home Loan Bank stock	7,599	6,144
Total securities	453,907	472,192
Loans, less allowance for loan losses of $25,146 in 2009 and $15,578 in 2008	1,195,517	1,233,595
Bank-owned life insurance	36,990	35,442
Premises and equipment, net	45,479	45,298
Other real estate	18,414	4,658
Accrued interest and other assets	22,676	20,761
Total assets	$1,875,568	$1,867,420

Liabilities and shareholders’ equity
Deposits
Demand-noninterest-bearing	$127,459	$132,664
Prepaid solutions cards deposits	30,157	34,360
Interest-bearing	1,537,341	1,458,901
Total deposits	1,694,957	1,625,925
Federal funds purchased	—	55,000
Prepaid solutions cards liabilities	4,558	3,604
Accrued interest and other liabilities	17,715	21,992

Common stock in ESOP subject to contingent repurchase obligation	33,725	46,670

Shareholders’ equity
Common stock, no par value; 15,000,000 shares authorized; 428,611 shares issued and outstanding as of September 30, 2009 and 432,495 shares issued and outstanding as of December 31, 2008	3,426	3,457
Surplus	36,089	38,066
Retained earnings	115,134	120,676
Accumulated other comprehensive income (loss)	3,689	(1,300)
Amount reclassified on ESOP shares	(33,725)	(46,670)
Total shareholders’ equity	124,613	114,229
Total liabilities and shareholders’ equity	$1,875,568	$1,867,420

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Dollars in thousands, except per share data)

(UNAUDITED)

	2009	2008
Interest income
Loans, including fees	$47,471	$55,621
Securities
Taxable	13,850	15,852
Exempt from federal income tax	842	869
Federal funds sold	112	184
Total interest income	62,275	72,526

Interest expense
Deposits	18,861	25,930
Other	43	474
Total interest expense	18,904	26,404
Net interest income	43,371	46,122
Provision for loan losses	14,550	7,110
Net interest income after provision for loan losses	28,821	39,012

Noninterest income
Prepaid solutions cards	13,432	12,067
Service fees on deposit accounts	4,408	4,702
Debit card fees	1,528	1,635
Bank-owned life insurance	1,506	(477)
Net gains on sale of loans held for sale	547	34
Net realized gains on securities transactions	109	75
Write down of trust preferred securities (all credit)	(8,320)	—
Gain on redemption and interest in escrow fund of VISA stock	—	1,894
Other	2,529	2,886
Total noninterest income	15,739	22,816

Noninterest expense
Salaries and employee benefits	20,753	17,647
Prepaid solutions cards	9,188	8,899
Furniture and equipment	4,948	4,656
Occupancy	3,919	3,936
Advertising and promotion	543	1,736
Professional fees	3,077	1,601
FDIC assessments	2,455	262
Loan expense	1,003	277
Other	4,689	4,921
Total noninterest expense	50,575	43,935

(Loss) income before income taxes	(6,015)	17,893
Income tax (benefit) expense	(4,770)	3,491
Net (loss) income	$(1,245)	$14,402

Total comprehensive income	$3,744	$14,473

(Loss) earnings per share	$(2.90)	$33.30
Average shares outstanding	429,559	432,495

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Dollars in thousands, except per share data)

(UNAUDITED)

	2009	2008
Interest income
Loans, including fees	$15,576	$18,019
Securities
Taxable	4,231	5,454
Exempt from federal income tax	287	305
Federal funds sold	51	7
Total interest income	20,145	23,785

Interest expense
Deposits	6,082	7,688
Other	—	263
Total interest expense	6,082	7,951
Net interest income	14,063	15,834
Provision for loan losses	5,600	4,060
Net interest income after provision for loan losses	8,463	11,774

Noninterest income
Prepaid solutions cards	4,345	4,249
Service fees on deposit accounts	1,585	1,695
Debit card fees	516	542
Bank-owned life insurance	833	(391)
Net gains on loans held for sale	166	14
Write down of trust preferred securties (all credit)	(7,429)	—
Other	813	967
Total noninterest income	829	7,076

Noninterest expense
Salaries and employee benefits	7,158	5,650
Prepaid solutions cards	3,108	2,886
Furniture and equipment	1,628	1,638
Occupancy	1,184	1,298
Advertising and promotion	150	521
Professional fees	1,140	570
FDIC assessments	625	67
Loan expense	376	78
Other	1,570	1,593
Total noninterest expense	16,939	14,301

(Loss) income before income taxes	(7,647)	4,549
Income tax (benefit) expense	(4,913)	72
Net (loss) income	$(2,734)	$4,477

Total comprehensive income	$1,666	$4,962

(Loss) earnings per share	$(6.38)	$10.35
Average shares outstanding	428,611	432,495

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Dollars in thousands, except per share data)

(UNAUDITED)

	Common Stock and Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2008	$41,523	$121,160	$(1,415)	$(56,907)	$104,361

Comprehensive income
Net income		14,402			14,402
Change in unrealized loss on available for sale securities, net of reclassification and tax effects			59		59
Change in post-retirement obligation, net of tax effects			12		12
Total comprehensive income					14,473
Cash dividends declared - $30.00 per share		(12,975)			(12,975)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation				7,904	7,904
Balance, September 30, 2008	$41,523	$122,587	$(1,344)	$(49,003)	$113,763

	Common Stock and Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2009	$41,523	$120,676	$(1,300)	$(46,670)	$114,229

Repurchase and retirement of 3,884 shares of common stock	(2,008)				(2,008)
Comprehensive income
Net loss		(1,245)			(1,245)
Change in unrealized (loss) gains on available for sale securities, net of reclassification and tax effects			4,968		4,968
Change in post-retirement obligation, net of tax effects			21		21
Total comprehensive income					3,744
Cash dividends declared - $10.00 per share		(4,297)			(4,297)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation				12,945	12,945
Balance, September 30, 2009	$39,515	$115,134	$3,689	$(33,725)	$124,613

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Dollars in thousands)

(UNAUDITED)

	2009	2008
Cash flows from operating activities
Net (loss) income	$(1,245)	$14,402
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,749	2,717
Provision for loan losses	14,550	7,110
Deferred income tax (benefit) provision	(7,124)	213
Net discount accretion and premium amortization of securities	113	(83)
Net realized gains on securities transactions	(109)	(75)
Write down of pooled trust preferred securities	8,320	—
Gain on redemption and interest in escrow fund of VISA stock	—	(1,894)
(Increase) decrease in carrying value of bank-owned life insurance	(1,506)	477
Amortization of deferred loan fees	4	8
Net gains on sales of loans held for sale	(547)	(34)
Sales of loans held for sale	52,960	2,689
Origination of loans held for sale	(50,847)	(2,546)
Net (gains) loss on sales of other real estate	(13)	1
Write down of fair value of other real estate	103	—
Decrease in accrued interest and other assets	1,918	1,515
Decrease in accrued interest and other liabilities	(4,242)	(4,796)
Net cash provided by operating activities	15,084	19,704
Cash flows from investing activities
Securities available for sale
Sales	19,522	85,854
Maturities, calls and redemptions	63,634	155,449
Purchases	(63,509)	(21,607)
Securities held to maturity and restricted securities
Maturities and calls	46,704	17,755
Purchases	(48,145)	(236,776)
Net decrease (increase) in loans	5,949	(14,000)
Investment in bank-owned life insurance policies	(42)	(252)
Purchases of premises and equipment	(2,930)	(3,640)
Sales of premises and equipment	—	149
Sales of other real estate	2,163	168
Net cash provided by (used in) investing activities	23,346	(16,900)
Cash flows from financing activities
Net increase (decrease) in deposits	69,032	(48,678)
Net (decrease) increase in federal funds purchased	(55,000)	50,500
Net increase in prepaid solutions cards liabilities	954	11,473
Repurchase and retirement of common stock	(2,008)	—
Dividends paid	(4,297)	(12,975)
Net cash provided by financing activities	8,681	320
Net increase in cash and cash equivalents	47,111	3,124
Beginning cash and cash equivalents	55,474	33,183
Ending cash and cash equivalents	$102,585	$36,307

Supplemental disclosures
Cash paid for interest	$19,265	$28,402
Cash paid for income taxes	2,354	5,245
Other real estate acquired through loan foreclosure	16,009	472

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The condensed consolidated financial statements include the accounts of West Suburban Bancorp, Inc. (“West Suburban”) and West Suburban Bank (the “Bank” and collectively with West Suburban and its other direct and indirect subsidiaries, the “Company”). Intercompany accounts and transactions have been eliminated. The unaudited interim consolidated financial statements are prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual financial statements have been omitted. The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the latest Annual Report on Form 10-K filed by the Company. The condensed consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. The Company has evaluated subsequent events for potential recognition and/or disclosure through November 6, 2009.

Note 2 - Reclassifications

To conform with the balance sheet presentation as of September 30, 2009, the Company reclassified $34,360 of December 31, 2008 prepaid solutions cards balances from liabilities to demand-noninterest-bearing deposits. This reclassification is in accordance with the Federal Deposit Insurance Corporation’s (“FDIC”) General Counsel Opinion No. 8 — “Stored Value Cards,” which became effective in the fourth quarter of 2008 and clarifies which prepaid card balances are classified as deposits. The balances that have been reclassified as deposits are eligible for FDIC insurance coverage to the maximum extent permitted by law. The reclassification of the December 31, 2008 balances did not change the Company’s consolidated assets disclosed in the December 31, 2008 consolidated financial statements and had no impact on the December 31, 2008 consolidated statement of income, statement of changes in shareholders’ equity or statement of cash flows.

Note 3 - Securities

At September 30, 2009 and December 31, 2008, the amortized cost and fair value of securities available for sale were as follows:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Pooled trust preferred	$255	$—	$—	$255
U.S. government sponsored entities	43,103	992	(2)	44,093
Residential mortgage-backed	143,245	5,380	(13)	148,612
States and political subdivisions	11,156	378	(8)	11,526
Total debt securities	$197,759	$6,750	$(23)	$204,486

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate	$24,430	$—	$(753)	$23,677
Pooled trust preferred	8,511	—	(5,048)	3,463
U.S. government sponsored entities	22,170	1,084	—	23,254
Residential mortgage-backed	162,062	3,385	(153)	165,294
States and political subdivisions	10,160	57	(91)	10,126
Total debt securities	$227,333	$4,526	$(6,045)	$225,814

At September 30, 2009 and December 31, 2008, the amortized cost and fair value of securities held to maturity were as follows:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored entities	$52,404	$499	$(34)	$52,869
Residential mortgage-backed	171,640	7,846	(28)	179,458
States and political subdivisions	17,778	512	(205)	18,085
Total	$241,822	$8,857	$(267)	$250,412

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored entities	$28,072	$759	$—	$28,831
Residential mortgage-backed	193,187	4,499	(26)	197,660
States and political subdivisions	18,975	98	(636)	18,437
Total	$240,234	$5,356	$(662)	$244,928

At September 30, 2009, the amortized cost and fair value of debt securities available for sale and held to maturity by contractual maturity are as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$9,080	$9,314	$1,275	$1,276
Due after 1 year through 5 years	24,096	24,895	22,120	22,432
Due after 5 years through 10 years	6,707	6,756	33,859	34,293
Due after 10 years	14,631	14,909	12,928	12,953
Residential mortgage-backed	143,245	148,612	171,640	179,458
Total	$197,759	$204,486	$241,822	$250,412

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

Securities with unrealized losses at September 30, 2009 and December 31, 2008 are presented below by the length of time the securities have been in a continuous unrealized loss position:

	September 30, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government sponsored entities	$13,275	$(36)	$—	$—	$13,275	$(36)
Residential mortgage-backed	4,226	(21)	774	(20)	5,000	(41)
States and political subdivisions	2,707	(80)	996	(133)	3,703	(213)
Total temporarily impaired	$20,208	$(137)	$1,770	$(153)	$21,978	$(290)

	December 31, 2008
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate	$4,839	$(79)	$18,838	$(674)	$23,677	$(753)
Pooled trust preferred	—	—	3,463	(5,048)	3,463	(5,048)
Residential mortgage-backed	20,607	(143)	3,836	(36)	24,443	(179)
States and political subdivisions	15,297	(727)	—	—	15,297	(727)
Total temporarily impaired	$40,743	$(949)	$26,137	$(5,758)	$66,880	$(6,707)

Other-Than-Temporary Impairment Evaluation

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held to maturity are generally evaluated for OTTI under Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“FASC”) 320 “Investments in Debt and Equity Securities.” However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in FASC 325-40 “Beneficial Interests in Securitized Financial Assets.”

In determining OTTI under the FASC 320 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; (3) whether the market decline was affected by macroeconomic conditions; and (4) whether the Company has the intent to sell the debt security or whether it is more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

The second segment of the portfolio uses the OTTI guidance provided by FASC 325-40 that is specific to purchased beneficial interests that, on the purchase date, were rated below AA. Under FASC 325-40, the Company evaluates the present value of future cash flows to determine if there has been an adverse change in the remaining expected future cash flows.

When management determines that OTTI exists under either model, the amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If the Company intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI is recognized in earnings in an amount equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the portion of the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

The Company currently holds pooled trust preferred securities which are evaluated for OTTI under FASC 325-40. The evaluation under this subtopic includes an analysis to determine whether there has been an adverse change in the expected cash flows. The evaluation also includes monitoring the ratings assigned by national rating agencies such as Moody’s Investor Service to determine if any downgrades have occurred, and a detailed review of the underlying collateral to determine a break in yield point.

These securities were investment grade at purchase, but at June 30, 2009 Moody’s rated these securities as Ca, which are highly speculative and are likely in, or very near, default, with some prospect of recovery of principal and interest, and C, which are judged to be of poor standing and are subject to very high credit risk. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies.

The OTTI model considers the structure and term of the Collateralized Debt Obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information, including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates, prepayments, and recovery. Management treats all interest payment deferrals as defaults. In addition, management uses the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Company’s note class. As of June 30, 2009, the Company analysis resulted in the Company concluding that OTTI existed on some of these investments, and accordingly, the Company recognized $891 of credit OTTI for the quarter ended June 30, 2009. Upon completion of the September 30, 2009 analysis, management’s model indicated that all of these securities had continued to experience significant additional defaults or deferrals during the third quarter of 2009 and additional OTTI existed on all of these securities. Based on this analysis, management determined that it had the intent to sell the pooled trust preferred securities and wrote down these investments to fair value as of September 30, 2009.  The fair value was calculated using bid prices obtained from independent brokerage houses. For the five pooled trust preferred securities owned by the Company, only one of the securities received multiple bids and the Company wrote this investment, with an amortized cost of $2,779, down to $255 as of September 30, 2009.  On October 27, 2009, the Company sold this pooled trust preferred security for $255. The remaining four pooled trust preferred securities, with an aggregate amortized cost of $4,905, received a bid totaling $19, which management considered to be inconsequential and thus wrote these securities down to $0.

The table below presents a roll-forward of the credit losses recognized in earnings for the period ended September 30, 2009:

Beginning Balance, April 1, 2009	$—
Additional credit losses not previously recorded	8,320
Reductions for securities that are planned to be sold	(8,320)
Ending Balance, September 30, 2009	$—

Note 4 - Financial Instruments with Off-Balance Sheet Risk

Unused lines of credit and other commitments to extend credit not reflected in the financial statements are as follows:

	September 30, 2009			December 31, 2008
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commercial loans and lines of credit	$2,665	$202,810	$205,475	$4,940	$224,216	$229,156
Check credit lines of credit	1,026	—	1,026	1,033	—	1,033
Mortgage loans	8,684	—	8,684	6,712	—	6,712
Home equity lines of credit	3,043	154,881	157,924	—	174,739	174,739
Letters of credit	—	19,722	19,722	—	22,795	22,795
Credit card lines of credit	—	39,592	39,592	—	40,267	40,267
Total	$15,418	$417,005	$432,423	$12,685	$462,017	$474,702

Fixed rate commercial loan commitments at September 30, 2009 had interest rates ranging from 3.8% to 7.3% with terms ranging from 1 month to 5 years. Fixed rate mortgage loan commitments at September 30, 2009 had interest rates ranging from 4.3% to 5.8% with terms ranging from 10 to 30 years. Fixed rate home equity lines of credit at September 30, 2009 had interest rates ranging from 6.0% to 7.0% with terms ranging from 2 to 5 years. Fixed rate check credit lines of credit at September 30, 2009 had interest rates of 18.0%.

Note 5 - Common Stock in ESOP Subject to Contingent Repurchase Obligation

At September 30, 2009 and December 31, 2008, the Employee Stock Ownership Plan (the “ESOP”) held 91,397 and 90,270 shares of West Suburban common stock, respectively. Upon termination of their employment, participants who elect to receive their benefit distributions in the form of West Suburban common stock may require the Company to purchase the common stock distributed at fair value during two 60-day periods. The first purchase period begins on the date the benefit is distributed and the second purchase period begins on the first anniversary of the distribution date. This contingent repurchase obligation is reflected in the Company’s financial statements as “Common stock in ESOP subject to contingent repurchase obligation” and reduces shareholders’ equity by an amount that represents the independently appraised fair value of all West Suburban common stock held by the ESOP and allocated to participants, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares.

Note 6 - New Accounting Pronouncements

Adoption of New Accounting Standards

On July 1, 2009, the FASB Generally Accepted Accounting Principles (“GAAP”) Codification (the “Codification”) became effective as the sole authoritative source of US GAAP. The Codification was issued under Statement of Financial Accounting Standards (“SFAS”) 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of SFAS 162.” The Codification reorganizes current GAAP for non-governmental entities into a topical index to facilitate accounting research and to provide users additional assurance that they have referenced all related literature pertaining to a given topic.  Existing GAAP prior to the Codification was not altered in compilation of the Codification. The Codification encompasses all FASB SFASs, EITF statements, FASB Staff Positions, FASB Interpretations, FASB Derivative Implementation Guides, American Institute of Certified Public Accountants Statement of Positions, Accounting Principles Board Opinions and Accounting Research Bulletins, along with the remaining body of GAAP, effective as of June 30, 2009.  Financial statements issued for all interim and annual periods ending after September 15, 2009 will reference accounting guidance embodied in the Codification as opposed to referencing the previously authoritative pronouncements.  Accounting literature included in the Codification is referenced by Topic, Subtopic, Section, Paragraph and Subparagraph.

Newly Issued But Not Yet Effective Accounting Standards

In June 2009, the FASB issued new guidance referenced at FASC 105-10-65-1-d-2 (“subparagraph 105-10-65-1-d-2”), “Transition Related to FASB 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.” Subparagraph 105-10-65-1-d-2 provides that FASB 166 “Accounting for the Transfer of Financial Assets and Amendment of FASB” shall remain authoritative until such time that it is integrated into the Codification.  SFAS 166 removes the concept of a special purpose entity (“SPE”), including variable interest entities that are SPEs. It limits the circumstances in which a transferor derecognizes a financial asset.  The statement amends the requirements for the transfer of a financial asset to meet the requirements for “sale” accounting.   The statement is effective for all interim and annual periods beginning after November 15, 2009. The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued new guidance referenced at FASC 105-10-65-1-d-3 (“subparagraph 105-10-65-1-d-3”), “Transition Related to FASB 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.” Subparagraph 105-10-65-1-d-3 provides that SFAS 167 “Amendments to FIN 46(R)” shall remain authoritative until such time that it is integrated into the Codification.  SFAS 167 amends prior variable interest entity guidance and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in the variable interest entity.  The statement is effective for all interim and annual periods beginning after November 15, 2009. The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 7 - Fair Value

FASC 820 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value as follows:

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2009 Using
	September 30, 2009	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities
Pooled trust preferred	$255	$—	$255
U.S. government sponsored entities	44,093	44,093	—
Residential mortgage-backed	148,612	148,612	—
States and political subdivisions	11,526	11,526	—
	$204,486	$204,231	$255

		Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities
Corporate	$23,677	$23,677	$—
Pooled trust preferred	3,463	—	3,463
U.S. government sponsored entities	23,254	23,254	—
Residential mortgage-backed	165,294	165,294	—
States and political subdivisions	10,126	10,126	—
	$225,814	$222,351	$3,463

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2009:

Securities Available For Sale
Beginning balance, January 1, 2009	$3,463
Increase in unrealized loss	5,048
Included in earnings - realized	(8,320)
Interest income on securities	64
Ending balance, September 30, 2009	$255

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2009 Using
	September 30, 2009	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired loans	$22,229	$—	$22,229

		Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired loans	$7,352	$—	$7,352

Impaired loans are evaluated and valued at the lower of cost or fair value at the time the loan is identified as impaired. Fair value is measured based on the value of the collateral securing these loans and is classified at Level 3 in the fair value hierarchy. Collateral may include real estate and business assets, including equipment, inventory and accounts receivable, and is determined based on appraisals by qualified licensed appraisers retained by the Company. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the borrower and the borrower’s business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the factors identified above.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $27,419 at September 30, 2009 and $9,036 at December 31, 2008. The allowance on impaired loans was $5,190 at September 30, 2009 and $1,684 at December 31, 2008. The provision for loan losses made for impaired loans during the third quarter of 2009 was $3,345 compared to $960 for the third quarter of 2008.

Nonfinancial assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2009 Using
	September 30, 2009	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Other real estate	$18,414	$—	$18,414

Other real estate is valued at the time the loan is foreclosed upon and the asset is transferred to other real estate owned at the determined value. The value is based primarily on third party appraisals, less estimated costs to sell. The appraisals are generally discounted based on management’s historical knowledge and changes in market conditions from the time of valuation. These discounts are typically significant and result in a Level 3 classification of the inputs for determining fair value. Other real estate is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly, based on the same factors identified above. Write-downs of other real estate for the three and nine month periods ended September 30, 2009 was $103.

The carrying value and estimated fair value of financial instruments at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents	$102,585	$102,585	$55,474	$55,474
Securities
Available for sale	204,231	204,231	225,814	225,814
Held to maturity	241,822	250,412	240,234	244,928
Federal Home Loan Bank stock	7,599	N/A	6,144	N/A
Loans, less allowance for loan losses	1,195,517	1,195,945	1,233,595	1,218,633
Accrued interest	6,391	6,391	6,136	6,136

Financial liabilities
Deposits	1,694,957	1,712,012	1,625,925	1,639,214
Federal funds purchased	—	—	55,000	55,000
Accrued interest	4,595	4,595	5,007	5,007

The methods and assumptions used by the Company in estimating the fair value of the financial instruments are described in the Company’s Annual Report on Form 10-K.

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

The Company also maintains a noncontributory postretirement benefit plan covering certain senior executives. The plan provides postretirement medical, dental and long term care coverage for certain executives and their surviving spouses. The eligible retirement age under the plan is age 62 and the plan is unfunded. Net postretirement benefit costs are summarized in the following table:

	Nine Months Ended
	September 30,
	2009	2008
Service cost	$31	$27
Interest cost	45	39
Amortization of prior service cost	16	16
Recognized net actuarial gain	20	15
Net periodic benefit cost	$112	$97

	Three Months Ended
	September 30,
	2009	2008
Service cost	$11	$9
Interest cost	15	13
Amortization of prior service cost	6	5
Recognized net actuarial gain	6	5
Net periodic benefit cost	$38	$32

Note 9 - Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and in Illinois. The Company is no longer subject to examination by the U.S. federal tax authorities or by Illinois tax authorities for years prior to 2004.

During the third quarter of 2008, a new State of Illinois tax law was passed which provided clarification on an uncertain tax position previously adopted by the Company. As a result, the Company determined that the FASC 740-10 reserve on the uncertain tax position was no longer necessary and $1,311 of unrecognized tax positions was reversed. As of September 30, 2009, the Company, based on its evaluation of tax positions, has determined that no FASC 740-10 reserve was necessary.

A reconciliation of the beginning and ending amount of unrecognized tax benefits and related disclosures for the period ended September 30, 2008 is as follows:

2008
Balance at January 1,	$1,500
Adjustments based on tax positions	(1,500)
Balance at September 30,	$—

Income tax expense decreased 236.6% for the first nine months of 2009 compared to the first nine months of 2008. The effective tax rates for the first nine months of 2009 and 2008 were (79.3%) and 19.5%, respectively. The decline is due to the pretax loss and the impact of permanent differences resulting from, among other items, ESOP dividends, municipal income and BOLI income.

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

Temporary Decline in Fair Value of Securities. The Company evaluates its securities for other-than-temporary impairment under FASC 320 or FASC 325-40. FASC 320 applies to debt securities, as well as equity securities not accounted for under the equity method (i.e., cost method investments), unless the investments are subject to other accounting guidance, such as FASC 325-40. Investments in securitized structures such as collateralized mortgage obligations and collateralized debt obligations that are not high quality investment grade securities upon acquisition are subject to FASC 325-40. High quality investment grade securities are defined as securities with an investment grade of “AA” or higher.

In accordance with FASC 320, declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses. Management evaluates all debt securities, except for pooled trust preferred securities, to determine if management has the intent and ability to hold the securities until their maturity date and no concerns exist with the respect to the ability of the issuer to satisfy its obligations at maturity.

Management evaluates pooled trust preferred securities in accordance with FASC 325-40, which requires the evaluation of the expected cash flows to determine whether there has been an adverse change in the expected cash flows. Additionally, the Company monitors investment grades on the pooled trust preferred securities to determine whether there has been an adverse change in the investment grades and performs an analysis of the underlying collateral to determine a break in yield point. Any adverse changes in expected cash flows that are other-than-temporary are reflected as realized losses.

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

The following table presents the Company’s significant fixed and determinable contractual obligations and significant commitments by payment date as of September 30, 2009 (dollars in thousands). The payment amounts represent those amounts contractually due to the recipient and do not include any carrying value adjustments.

	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
Deposits without a stated maturity	$1,185,989	$—	$—	$—	$1,185,989
Prepaid solutions cards deposits	30,157	—	—	—	30,157
Time deposits	303,483	111,513	93,692	280	508,968
Operating leases	650	817	469	384	2,320
Prepaid solutions cards liabilities	4,558	—	—	—	4,558
Deferred compensation	6,976	—	—	—	6,976
Commitments to extend credit
Fixed rate					15,418
Variable rate					417,005

At September 30, 2009 and December 31, 2008, the ESOP held 91,397 and 90,270 shares of West Suburban common stock, respectively. Upon termination of their employment, participants who elect to receive their benefit distributions in the form of West Suburban common stock may require the Company to purchase the common stock distributed at fair value. A more detailed discussion concerning this obligation is presented in Note 5 to the Company’s Condensed Consolidated Financial Statements included in this report. At September 30, 2009 and

December 31, 2008, this contingent repurchase obligation reduced shareholders’ equity by $33.7 million and $46.7 million, respectively. The Company believes the ESOP will continue to have a sufficient amount of cash to distribute benefit payments to former employees and that the exercise of the rights of former employees to cause the Company to repurchase West Suburban common stock is unlikely.

Balance Sheet Analysis

Total Assets. Total consolidated assets at September 30, 2009 increased .4% from December 31, 2008. This increase was primarily due to an increase in federal funds sold offset by decreased balances in the securities and loan portfolios.

Cash and Cash Equivalents. Cash and cash equivalents at September 30, 2009 increased 84.9% from December 31, 2008, due to an increase in federal funds sold. Although rates paid on federal funds sold are currently at historically low levels, the Company believes that it is prudent to maintain a higher level of liquidity given the current state of the economy.

Securities. The Company’s securities portfolio decreased 3.9% during the first nine months of 2009. This decrease was primarily due to the Company liquidating its holdings in corporate securities in order to reduce credit risk in the securities portfolio, as well as the write down of all of its pooled trust preferred securities to fair value. Additionally, the Company experienced a decrease in residential mortgage-backed securities as a result of paydowns. The Company increased its holdings of securities of U.S. government sponsored entities in order to earn a higher yield when compared to alternative investments such as federal funds sold. These securities were purchased due to their low risk and probability of being called prior to maturity. The Company manages its investment portfolio to maximize the return on invested funds within acceptable risk guidelines, to meet pledging and liquidity requirements, and to adjust balance sheet interest rate sensitivity in an effort to insulate net interest income against the impact of interest rate changes. At September 30, 2009, the Company’s balance of accumulated other comprehensive income was $3.7 million compared to an accumulated other comprehensive loss of $1.3 million at December 31, 2008. This change was primarily the result of the write down of the Company’s holdings in pooled trust preferred securities.

Securities available for sale are carried at fair value, securities held to maturity are carried at amortized cost and Federal Home Loan Bank stock is carried at historical cost. The carrying values of the Company’s major categories of securities are summarized in the following table (dollars in thousands):

	September 30, 2009	December 31, 2008	Dollar Change	Percent Change
Securities available for sale
Corporate	$—	$23,677	$(23,677)	(100.0)%
Pooled trust preferred	255	3,463	(3,208)	(92.6)%
U.S. government sponsored entities	44,093	23,254	20,839	89.6%
Mortgage-backed	148,612	165,294	(16,682)	(10.1)%
States and political subdivisions	11,526	10,126	1,400	13.8%
Total securities available for sale	204,486	225,814	(21,328)	(9.4)%

Securities held to maturity
U.S. government sponsored entities	52,404	28,072	24,332	86.7%
Mortgage-backed	171,640	193,187	(21,547)	(11.2)%
States and political subdivisions	17,778	18,975	(1,197)	(6.3)%
Total securities held to maturity	241,822	240,234	1,588	0.7%
Federal Home Loan Bank stock	7,599	6,144	1,455	23.7%
Total securities	$453,907	$472,192	$(18,285)	(3.9)%

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

Loans. Total loans outstanding at September 30, 2009 decreased 2.3% from December 31, 2008, primarily due to decreases in the home equity, residential real estate and commercial loan portfolios. These decreases were partially offset by an increase in the construction loan portfolio, which was primarily due to the increase in the outstanding balance of one borrower with strong financial resources and a favorable relationship with the Company. The decrease in the home equity loan portfolio was primarily due to payoffs resulting from refinancing activity, as well as a decrease in home equity loan originations. The decrease in the residential real estate loan portfolio was primarily due to refinancing activity in the mortgage loan portfolio. Additionally, the Company discontinued its purchase of mortgage loans from the secondary market.

Balances in the Company’s loans are summarized in the following table (dollars in thousands):

	September 30, 2009	December 31, 2008	Dollar Change	Percent Change
Commercial	$279,286	$288,234	$(8,948)	(3.1)%
Consumer	3,540	4,276	(736)	(17.2)%
Indirect automobile	2,870	4,454	(1,584)	(35.6)%
Real estate
Residential	220,972	242,947	(21,975)	(9.0)%
Commercial	278,156	276,995	1,161	0.4%
Home equity	239,334	257,150	(17,816)	(6.9)%
Construction	183,265	161,532	21,733	13.5%
Held for sale	202	1,768	(1,566)	(88.6)%
Credit card	9,872	10,484	(612)	(5.8)%
Other	3,166	1,333	1,833	137.5%
Total	1,220,663	1,249,173	(28,510)	(2.3)%
Allowance for loan losses	(25,146)	(15,578)	(9,568)	61.4%
Loans, net	$1,195,517	$1,233,595	$(38,078)	(3.1)%

Allowance for Loan Losses and Asset Quality.  The level of the allowance for loan losses is determined by evaluating the general allowance, which is allocated to pools of loans, as well as the specific allowance allocated to impaired loans. The Company utilizes a matrix which tracks changes in various categories that management has determined to have direct effects on the performance of the loan portfolio. These categories include; charge-off history, trends in the national and local economies, loan concentrations, past due trends, loan volume trends and loan risk migration. The matrix assigns factors to each loan category which is used to determine the amount of the general allowance. The specific allowance allocated to impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the loan’s collateral, is repayment of the loan is collateral dependent.

Net loan charge-offs were $5.0 million and $2.1 million for the nine months ended September 30, 2009 and 2008, respectively. This increase was primarily due to the increase in the level of nonperforming loans and declines in collateral values. Nonperforming loans (nonaccrual and loans past due 90 days or more still on accrual) increased to $47.6 million at September 30, 2009, from $25.3 million at December 31, 2008. This increase was primarily due to the classification of two commercial relationships totaling $19.5 million as nonaccrual during the second quarter of 2009, which was offset by the transfer of one $10.7 million commercial relationship to other real estate owned. Additionally, during the third quarter of 2009, commercial relationships totaling $13.2 million were classified as nonaccrual. The Company’s loan past due 90 days or more still on accrual decreased to $.2 million at September 30, 2009 from $1.7 million at December 31, 2008. This decrease was primarily due to the classification of three residential real estate loans along with one commercial real estate loan as nonaccrual. Additionally, three other residential real estate loans and two home equity loans were repaid.

The Company’s ratio of nonperforming loans to total loans was 3.9% at September 30, 2009 and 2.0% at December 31, 2008. The ratio of nonperforming assets to total assets increased to 3.5% at September 30, 2009 from 1.6% at December 31, 2008.

The ratio of the allowance for loan losses to total loans was 2.1% at September 30, 2009 and 1.2% December 31, 2008. The following table presents an analysis of the Company’s nonperforming loans and other real estate as of the dates indicated (dollars in thousands):

	September 30, 2009	December 31, 2008
Loans past due 90 days or more still on accrual	$207	$1,705
Nonaccrual loans	47,438	23,569
Total nonperforming loans	$47,645	$25,274
Nonperforming loans as a percent of total loans	3.9%	2.0%
Allowance for loan losses as a percent of nonperforming loans	52.8%	61.6%
Other real estate	$18,414	$4,658
Nonperforming assets as a percent of total assets	3.5%	1.6%

Impaired loans are summarized as follows (dollars in thousands):

	September 30, 2009	December 31, 2008
Period-end loans with no allocated allowance for loan losses	$22,013	$21,187
Period-end loans with allocated allowance for loan losses	27,419	9,036
Total	$49,432	$30,223

Impaired loans as of September 30, 2009 increased $31.4 million from December 31, 2008, primarily due to the classification of six loan relationships as impaired. This increase was offset by $10.3 million of impaired loans being transferred to other real estate. The allowance on impaired loans was $5.2 million at September 30, 2009 and $1.7 million at December 31, 2008.

The following table presents an analysis of the Company’s allowance for loan losses for the periods stated (dollars in thousands):

	2009			2008
	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
Provision - quarter	$5,600	$7,650	$1,300	$3,250	$4,060
Provision - year to date	14,550	8,950	1,300	10,360	7,110
Net charge-offs - quarter	1,694	2,646	642	1,956	1,659
Net charge-offs - year to date	4,982	3,288	642	4,051	2,095
Allowance at period end	25,146	21,240	16,236	15,578	14,284
Allowance at period end to total loans	2.1%	1.7%	1.3%	1.2%	1.2%

Other Real Estate.  During the first nine months of 2009, the Company transferred properties with an aggregate fair value of $16.0 million. Included in this amount were properties with an aggregate fair value of $10.7 million relating to one commercial loan relationship. The transfers to other real estate were at fair value less costs to sell. During the third quarter of 2009, the Company transferred one commercial property with a fair value of $.4 million, as well as six residential properties with an aggregate fair value of $1.3 million. During the first nine months of 2009, the Company sold properties with an aggregate carrying value of $2.3 million of which $1.4 million was related to construction properties. On a monthly basis, the Company evaluates the carrying value of all other real estate properties and takes write-downs on these properties as necessary. During the first nine months of 2009, the Company recorded a write-down of $.1 million on one commercial property. The Company is actively marketing the properties it holds in its other real estate portfolio in a continuing effort to reduce this portfolio.

Deposits.  Total deposits at September 30, 2009 increased 4.2% from December 31, 2008, primarily due to a significant increase in money market checking along with increased balances in savings and time deposits less than $100,000. These increases were partially offset by a decrease in non-interest-bearing deposits, prepaid solutions cards deposits, NOW accounts and time deposits $100,000 and greater. Management believes that due to the current state of the economy, some customers have migrated from non-liquid time deposits to more liquid deposit products such as money market checking and savings. The increase in time deposits less than $100,000 was primarily in time deposits with short maturities. In general, management promotes the Company’s deposit products when it believes appropriate and prices its products in a manner intended to retain the Company’s current customers as well as attract new customers while maintaining an acceptable net interest margin.

Balances in the Company’s major categories of deposits are summarized in the following table (dollars in thousands):

	September 30, 2009	December 31, 2008	Dollar Change	Percent Change
Demand-noninterest-bearing	$127,459	$132,664	$(5,205)	(3.9)%
Prepaid solutions cards deposits	30,157	34,360	(4,203)	(12.2)%
NOW	303,755	310,178	(6,423)	(2.1)%
Money market checking	395,842	322,207	73,635	22.9%
Savings	328,776	320,763	8,013	2.5%
Time deposits
Less than $100,000	376,314	361,313	15,001	4.2%
$100,000 and greater	132,654	144,440	(11,786)	(8.2)%
Total	$1,694,957	$1,625,925	$69,032	4.2%

Federal Funds Purchased. The Company did not have any federal funds purchased at September 30, 2009, compared to $55.0 million at December 31, 2008. This decrease was the result of the maturity of 90-day term funds purchased by the Company in the fourth quarter of 2008 to take advantage of attractive interest rates available from the Federal Reserve. Purchases of federal funds are infrequent, but the Company accesses its various federal funds lines from time to time in order to meet liquidity needs when necessary.

Prepaid Solutions Cards. Outstanding balances on prepaid solutions cards, which represent the total of prepaid solution cards deposits and prepaid solutions cards liabilities, decreased 8.6% at September 30, 2009 from December 31, 2008. This decrease was primarily due to declines in two existing programs, which were partially offset by growth in one existing program. The Company is in process of exploring various strategic alternatives regarding its prepaid solutions business unit, including the sale of the business unit. However, at this time, the likelihood of any particular outcome with respect to this business unit is unknown.

CAPITAL RESOURCES

Shareholders’ equity at September 30, 2009 increased 9.1% from December 31, 2008. The increase was primarily due to a $12.9 million decrease in the amount reclassified on ESOP shares and a change in accumulated comprehensive income to a $5.0 million unrealized gain from an unrealized loss position of $1.3 million at December 31, 2008. This increase was partially offset by a net loss of $1.2 million, dividends declared of $4.3 million and the repurchase and retirement of common stock of $2.0 million.

Banking regulations require the Company and the Bank to maintain minimum capital amounts and ratios. As of September 30, 2009, all capital ratios were in excess of the regulatory capital requirements, which call for a minimum total risk-based capital ratio of 8% for each of the Company and the Bank, a minimum Tier 1 risk-based capital ratio of 4% for each of the Company and the Bank and a minimum leverage ratio (3% for the most highly rated banks and bank holding companies that do not expect significant growth; all other institutions are required to maintain a minimum leverage capital ratio of 4% to 5% depending on their particular circumstances and risk and growth profiles) for each of the Company and the Bank. Bank holding companies and their subsidiaries are generally expected to operate at or above the minimum capital requirements. As of September 30, 2009, all capital ratios were in excess of regulatory minimums and should allow the Company and the Bank to operate without significant capital adequacy concerns. In addition, the Bank operates a subsidiary that participates in the Bank’s real estate lending business and is intended to qualify as a real estate investment trust. This subsidiary is also intended to facilitate capital raising efforts, if such efforts become necessary, by enabling the Bank to access the capital markets through the subsidiary.

As of September 30, 2009 and December 31, 2008, the Bank exceeded the minimum capital ratios required for it to qualify as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum ratios for total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 Capital to average assets as set forth in the following table. There are no conditions or events since September 30, 2009 that management believes would result in a change of it being considered “well-capitalized.” On a consolidated basis, the Company also exceeded regulatory capital requirements as of these dates. In accordance with applicable regulations, the appraised fair value of West Suburban common stock owned by the ESOP is included in Tier 1 capital.

The following table sets forth the actual and minimum capital ratios of the Company and the Bank as of the dates indicated (dollars in thousands):

	Actual		Minimum To Be Well- Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
As of September 30, 2009
Total capital (to risk weighted assets)
Company	$171,941	12.0%	N/A	N/A	N/A
Bank	159,503	11.1%	$143,206	10.0%	$16,297
Tier 1 capital (to risk weighted assets)
Company	153,936	10.7%	N/A	N/A	N/A
Bank	141,513	9.9%	85,924	6.0%	55,589
Tier 1 capital (to average assets)
Company	153,936	8.2%	N/A	N/A	N/A
Bank	141,513	7.5%	93,719	5.0%	47,794

As of December 31, 2008
Total capital (to risk weighted assets)
Company	$177,062	12.1%	N/A	N/A	N/A
Bank	161,575	11.0%	$146,421	10.0%	$15,154
Tier 1 capital (to risk weighted assets)
Company	161,484	11.0%	N/A	N/A	N/A
Bank	145,997	10.0%	87,852	6.0%	58,145
Tier 1 capital (to average assets)
Company	161,484	8.7%	N/A	N/A	N/A
Bank	145,997	7.9%	92,581	5.0%	53,416

LIQUIDITY

Effective liquidity management ensures the availability of funding sources at minimum cost to meet fluctuating deposit balances, loan demand needs and to take advantage of earnings enhancement opportunities. A large, stable core deposit base and a strong capital position are the solid foundation for the Company’s liquidity position. Liquidity is enhanced by a securities portfolio structured to provide liquidity as needed. The Company also maintains relationships with correspondent banks to purchase federal funds subject to underwriting and collateral requirements. Additionally, subject to credit underwriting, collateral, capital stock, and other requirements of the Federal Home Loan Bank of Chicago (the “FHLB”), the Company is able to borrow from the FHLB on a “same day” basis. As of September 30, 2009, the Company could have borrowed up to approximately $152 million from the FHLB secured by certain of its real estate loans and securities. Furthermore, the Company has agreements in place to borrow up to $79 million in federal funds. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity and maturity schedules of interest-earning assets and interest-bearing liabilities.

Generally, the Company uses cash and cash equivalents and securities available for sale to meet its liquidity needs. As of September 30, 2009 and December 31, 2008, these liquid assets represented 16.4% and 15.1% of total assets, respectively.

During the first nine months of 2009, the Company’s cash and cash equivalents increased $47.1 million. Net cash provided by operating activities, investing activities and financing activities for this period were $15.1 million, $23.3 million and $8.7 million, respectively.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Net (Loss) Income.  The Company experienced a net loss of $1.2 million for the first nine months of 2009 compared to net income of $14.4 million the first nine months of 2008. The net loss resulted primarily from an increase in the provision for loan losses of $7.4 million, a decrease in total noninterest income of $7.1 million resulting primarily from the write-down of the Company’s pooled trust preferred securities, a decrease in net interest income before provision for loan losses of $2.8 million and an increase in total noninterest expense of $6.6 million.

Net Interest Income.  Net interest income (on a fully tax-equivalent basis) decreased 5.9% for the first nine months of 2009 compared to the first nine months of 2008. Net interest income is the primary source of income for the Company. Net interest income is the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by changes in volume and yield on interest-earning assets and the volume and rates on interest-bearing liabilities. Interest-earning assets consist of federal funds sold, securities and loans. Interest-bearing liabilities primarily consist of deposits. The net interest margin is the percentage of tax-equivalent net interest income to average earning assets. The Company’s net interest margin (on a fully tax-equivalent basis) decreased to 3.5% for the nine month period ended September 30, 2009 compared to 3.6% for the nine month period ended September 30, 2008.

Total interest income (on a fully tax-equivalent basis) decreased 14.0% for the first nine months of 2009 compared to the first nine months of 2008, primarily due to decreasing yields in the Company’s loan portfolio. Average loan balances decreased 1.9% for the first nine months of 2009 and the average yield on the loan portfolio decreased 78 basis points. Yields on the Company’s home equity loan portfolio decreased 69 basis points during this period, primarily due to decreases in the interest rates charged for home equity lines of credit that adjusted as a result of decreases in the prime rate. The prime rate decreased due to decreases in interest rates initiated by the Federal Reserve. The average prime rate for the first nine months of 2009 was 3.3% compared to 5.4% for the first nine months of 2008. Yields on the Company’s commercial loan portfolio decreased 165 basis points during this period. This decrease was partially due to decreases in the interest rates charged for a majority of adjustable rate commercial loans tied to the prime rate that adjusted as a result of decreases in the prime rate. Yields on federal funds sold decreased 267 basis points due to decreases in interest rates initiated by the Federal Reserve. The average of the federal funds rate set by the Federal Reserve was 18 basis points for the first nine months of 2009 compared to 220 basis points for the first nine months of 2008.

Total interest expense decreased 28.4% for the first nine months of 2009 compared to the first nine months of 2008. Lower interest on deposits, resulting from lower yields on interest-bearing deposits, accounted for most of the decrease. The decline was primarily due to the lower cost of funds on interest-bearing deposits which decreased 66 basis points to 1.7% at September 30, 2009, from 2.3% at September 30, 2008. Approximately 60% of time deposits are scheduled to mature within one year.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities (on a fully tax-equivalent basis) for the first nine months ended September 30, 2009, as compared to the same period in 2008 (dollars in thousands):

	Change due to		Total
	Volume	Rate	Change
Interest Income
Federal funds sold	$95	$(167)	$(72)
Securities	(1,947)	(97)	(2,044)
Loans	(932)	(7,238)	(8,170)
Total interest income	(2,784)	(7,502)	(10,286)
Interest Expense
Interest-bearing deposits	238	(7,307)	(7,069)
Other interest-bearing liabilities	(55)	(376)	(431)
Total interest expense	183	(7,683)	(7,500)
Net interest income	$(2,967)	$181	$(2,786)

The following table presents an analysis of the Company’s year-to-date average interest-earning assets, demand-noninterest-bearing deposits and interest-bearing liabilities as of the dates indicated (dollars in thousands):

	2009			2008
	September 30	June 30	March 31	December 31	September 30
Federal funds sold	$55,339	$44,024	$31,722	$7,898	$8,406
Securities	443,848	446,955	462,309	495,983	500,889
Loans	1,210,884	1,220,487	1,222,363	1,231,226	1,234,550
Total interest-earning assets	$1,710,071	$1,711,466	$1,716,394	$1,735,107	$1,743,845

Demand-noninterest-bearing deposits	$148,988	$144,088	$129,196	$138,106	$139,236
Interest-bearing deposits	1,512,697	1,498,593	1,473,667	1,483,101	1,493,632
Total deposits	$1,661,685	$1,642,681	$1,602,863	$1,621,207	$1,632,868
Total interest-bearing liabilities	$1,524,018	$1,515,663	$1,507,430	$1,515,476	$1,519,509

Provision for Loan Losses.  Provision for loan losses increased $7.4 million for the first nine months of 2009 compared to the first nine months of 2008. The Company determined that additional loan loss provisions were necessary due to the increased levels of charge-offs and nonperforming loans and continued downward trends in the national and local economies. A more detailed discussion of the allowance for loan losses is presented in the Allowance for Loan Losses and Asset Quality section of this report.

During the first nine months of 2009 specific reserves of $3.5 million were made on impaired loans and a provision for loan losses of $6.1 million was made for charge-offs and the general component of the allowance for loan losses. Based on the continued deterioration of the local and national economy and its impact on the Company’s loan portfolio, the Company has determined that a higher general component of the allowance is necessary to absorb the probable losses inherent in the loan portfolio.

At September 30, 2009, the overall general component of the allowance for loan losses was 1.7% of total loans as compared to 1.4% at June 30, 2009 and 1.1% at December 31, 2008.

Noninterest Income.  Total noninterest income decreased 31.0% for the first nine months of 2009 compared to the first nine months of 2008. This decrease was primarily due to the write-down of $8.3 million of the Company’s pooled trust preferred securities during the first nine months of 2009. Prepaid solutions cards income increased $1.4 million primarily due to continued growth in three existing programs. Service fees on deposit accounts decreased $.3 million primarily due to decreased fees associated with the overdraft honors program. The Bank-owned life insurance (“BOLI”) investment increased $2.0 million to a gain of $1.5 million from a loss of $.5 million for 2008 primarily due to an increase in the market value of the underlying investments associated with the insurance policies that are tied to the deferred compensation plans. Net gains on loans held for sale increased $.5 million primarily due to increased sales of loans held for sale in the secondary market. During 2008, the Company recorded a one-time gain of $1.9 million related to the redemption of the VISA stock as part of the VISA initial public offering and recovery of expenses recorded for the Company’s obligation to indemnify VISA during the fourth quarter of 2007. Other income decreased $.4 million primarily due to the Company closing its travel department at the end of 2008 as well as the write-down of the fair value of a property held in other real estate.

Noninterest Expense.  Total noninterest expense increased 15.1% for the first nine months of 2009 compared to the first nine months of 2008. Salaries and employee benefits increased $3.1 million primarily due to an increase in the market value of the underlying investments associated with the insurance policies that are tied to the Company’s deferred compensation plans. Additionally, the Company incurred increased salary and employee benefits expense related to Bank Secrecy compliance and other compliance related matters. Prepaid solutions card expense increased $.3 million primarily due to expenses associated with the production and processing of cards. Furniture and equipment expense increased $.3 million primarily due to increased data processing expense. Advertising and promotions expense decreased $1.2 million primarily due to the Company reducing its use of an advertising agency and reduced newspaper advertising. Professional fees expense increased $1.5 million primarily due to increased costs related to Bank Secrecy compliance and other compliance related matters. Professional fees expense also increased due to increased legal costs related to commercial lending matters which were offset by decreased fees for Prepaid Solutions. FDIC assessments increased $2.2 million due to several factors, including increased assessments issued by the FDIC in support of the deposit insurance fund as well as the Temporary Liquidity Guarantee Program, the Company’s participation in the FDIC’s Transaction Account Guarantee Program, the Prepaid Solutions deposits becoming eligible for FDIC Insurance and the use of a credit balance the Company had with the FDIC in prior years. A portion of the increase in FDIC assessments is due to a one-time special assessment of $.9 million recognized during the second quarter of 2009. The Company anticipates additional special assessments which could continue to negatively impact noninterest expense. Loan expense increased $.7 million primarily due to real estate tax payments made for several commercial accounts.

Income Taxes.  For the first nine months of 2009, the Company recorded an income tax benefit of $4.8 million compared to an income tax expense of $3.5 million for the first nine months of 2008. The effective tax rates for the first nine months of 2009 and 2008 were (79.3%) and 19.5%, respectively. The decline is due to a pretax loss and the impact of permanent differences resulting from, among other items, ESOP dividends, municipal income and BOLI income.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Net (Loss) Income.  The Company experienced a net loss of $2.7 million during the third quarter of 2009 compared to net income of $4.5 million during the third quarter of 2008. The net loss was primarily a result of a decrease in total noninterest income of $6.2 million, resulting primarily from the write-down of the Company’s pooled trust preferred securities, a decrease in net interest income of $1.8 million, an increase in the provision for loan losses of $1.5 million and an increase in total noninterest expense of $2.6 million.

Net Interest Income.  Net interest income (on a fully tax-equivalent basis) decreased 11.1% for the third quarter of 2009 compared to the third quarter of 2008. The Company’s net interest margin (on a fully tax-equivalent basis) for the third quarter of 2009 decreased to 3.3% compared to 3.7% for the third quarter of 2008.

Total interest income (on a fully tax-equivalent basis) decreased 15.2% for the third quarter of 2009 compared to the third quarter of 2008 primarily due to decreasing yields in the Company’s loan portfolio. Average loan balances decreased 3.0% during this period and the average yield on the portfolio decreased 63 basis points. Yields on the Company’s home equity portfolio decreased 54 basis points during this period. This decrease was primarily due to decreases in the interest rates charged for home equity lines of credit that adjusted as a result of decreases in the prime rate. The prime rate decreased due to decreases in interest rates initiated by the Federal Reserve. The average prime rate for the third quarter of 2009 was 3.25% compared to 5.00% for the third quarter of 2008. Yields on the Company’s commercial loan portfolio decreased 126 basis points during this period. The majority of commercial loans have adjustable rates that are tied to the prime rate. The Company increased its average balances of federal funds sold as a result of decreased balances in the investment securities portfolio in order to maintain a high level of liquidity during this period of economic uncertainty. These activities caused a decline in the income from the investment securities portfolio.

Total interest expense decreased 23.5% for the third quarter of 2009 compared to the third quarter of 2008. Interest paid on deposits accounted for the majority of the decrease. The yield on interest-bearing deposits decreased 50 basis points to 1.6% for the third quarter of 2009 from 2.1% for the third quarter of 2008.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities (on a fully tax-equivalent basis) for the third quarter ended September 30, 2009, as compared to the same period in 2008 (dollars in thousands):

	Change due to		Total
	Volume	Rate	Change
Interest Income
Federal funds sold	$133	$(89)	$44
Securities	(676)	(576)	(1,252)
Loans	(487)	(1,961)	(2,448)
Total interest income	(1,030)	(2,626)	(3,656)
Interest Expense
Interest-bearing deposits	257	(1,863)	(1,606)
Other interest-bearing liabilities	(176)	(87)	(263)
Total interest expense	81	(1,950)	(1,869)
Net interest income	$(1,111)	$(676)	$(1,787)

The following table presents an analysis of the Company’s quarterly average interest-earning assets, demand-noninterest-bearing deposits and interest-bearing liabilities as of the dates indicated (dollars in thousands):

	September 30, 2009	September 30, 2008
Federal funds sold	$77,598	$466
Securities	437,752	501,101
Loans	1,192,232	1,229,358
Total interest-earning assets	$1,707,582	$1,730,925

Demand-noninterest-bearing deposits	$158,627	$139,276
Interest-bearing deposits	1,540,445	1,475,466
Total deposits	$1,699,072	$1,614,742
Total interest-bearing liabilities	$1,540,456	$1,518,583

Provision for Loan Losses.  Provision for loan losses increased $1.5 million for the third quarter of 2009 compared to the third quarter of 2008. The increase in the provision for loan losses was a direct result of increased nonperforming loans and charge-offs, as well as an increase in the general allowance due to current economic conditions. Nonperforming loans (nonaccrual and loans past due 90 days or more still on accrual) increased to $47.6 million at September 30, 2009 from $35.1 million at June 30, 2009. Nonaccrual loans increased to $47.4 million at September 30, 2009 from $34.8 million at June 30, 2009.

Noninterest Income.  Total noninterest income decreased 88.3% for the third quarter of 2009 compared to the third quarter of 2008. This decrease was primarily due to the write-down of $7.4 million of the Company’s pooled trust preferred securities during the third quarter of 2009. Service fees on deposit accounts decreased $.1 million primarily due to decreased fees associated with the overdraft honors program. The BOLI investment increased $1.2 million to a gain of $.8 million from a loss of $.4 million for the third quarter of 2008 primarily due to the increase in the market value of the underlying investments associated with the insurance policies that are tied to the

Company’s deferred compensation plans. Net gains on loans held for sale increased $.2 million primarily due to increased sales of loans held for sale in the secondary market. Other income decreased $.2 million primarily due to the Company writing down the fair value of a property held in other real estate.

Noninterest Expense.  Total noninterest expense increased 18.4% for the third quarter of 2009 compared to the third quarter of 2008. Salaries and employee benefits increased $1.5 million primarily due to an increase in the market value of the underlying investments associated with the insurance policies that are tied to the Company’s deferred compensation plans. Prepaid solutions card expense increased $.2 million primarily due to increased revenue share expense. Occupancy expense decreased $.1 million primarily due to reduced utilities expense. Advertising and promotions expense decreased $.4 million primarily due to the Company reducing its use of an advertising agency and reduced newspaper advertising. Professional fees expense increased $.6 million primarily due to increased costs related to Bank Secrecy compliance and other compliance related matters, as well as commercial lending matters. These increases were partially offset by reduced legal costs for Prepaid Solutions. FDIC assessments increased $.5 million due to several factors, including increased assessments issued by the FDIC in support of the deposit insurance fund as well as the Temporary Liquidity Guarantee Program, the Company’s participation in the FDIC’s Transaction Account Guarantee Program, the Prepaid Solutions deposits becoming eligible for FDIC Insurance and the use of a credit balance the Company had with the FDIC in prior years. The Company anticipates additional special assessments which could continue to negatively impact noninterest expense. Loan expense increased $.3 million primarily due to real estate taxes paid for several commercial accounts.

Income Taxes.  Income tax expense decreased for the third quarter of 2009 compared to the third quarter of 2008, as the Company recorded a benefit during the third quarter of 2009 due to the pre-tax net loss. The effective tax rates for the third quarter of 2009 and 2008 were (64.2%) and 1.6%.

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

Presented below are the Company’s projected changes in net interest income over a twelve-month horizon for the various rate shock levels as of the periods indicated (dollars in thousands):

September 30, 2009	Amount	Dollar Change	Percent Change
+200 basis points	$58,719	$5,187	9.7%
+100 basis points	55,857	2,325	4.3%
Base	53,532	—	—
-100 basis points	49,945	(3,587)	(6.7)%
-200 basis points	46,399	(7,133)	(13.3)%

December 31, 2008	Amount	Dollar Change	Percent Change
+200 basis points	$59,584	$1,772	3.1%
+100 basis points	58,976	1,164	2.0%
Base	57,812	—	—
-100 basis points	52,497	(5,315)	(9.2)%
-200 basis points	46,324	(11,488)	(19.9)%

In a falling rate environment, the Company is projected to have a decrease in net interest income.  However, it is not possible for many of the Company’s deposit rates to fall 100 or 200 basis points due to their current rates already being below 100 basis points at September 30, 2009.  The target federal funds rate is currently set by the Federal Reserve at a rate between 0 and 25 basis points. As a result, a 200 basis point decline in overall rates would only have between a 0 and 25 basis point decline in both federal funds and the prime rate.  Further, other rates that are currently below 1% or 2% (e.g. U.S. Treasuries and LIBOR) would not fall below 0% with an overall 100 or 200 basis point decrease in rates. Many of the Company’s variable rate loans are set to an index tied to prime, federal funds or LIBOR, and as a result, a further decrease in rates would not have a substantial impact on loan yields. Accordingly, management believes that the analyses resulting from 100 and 200 basis point downward changes are not meaningful in light of current interest rate levels.

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2009. Based on that evaluation, the Company’s Chairman and Chief Executive Officer and the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified. That evaluation did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As a financial institution, the Company is required to develop programs to implement numerous consumer protection related laws and regulations and to prevent the Company from being used for money laundering and terrorist activities. The Company is also obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network in certain circumstances. On December 3, 2008, the Bank entered into an Order to Cease and Desist (the “2008 Order”) with the FDIC and the DFPR that requires the Bank to take certain corrective actions intended to resolve outstanding violations of the USA PATRIOT Act and Bank Secrecy Act related laws or regulations and to implement a revised Bank Secrecy Act/Anti-Money Laundering program.  In addition, on April 23, 2009, the Bank entered into an Order to Cease and Desist (the “2009 Order” and together with the 2008 Order, the “Orders”) with the FDIC which requires the Bank to take corrective actions intended to resolve outstanding violations of certain consumer protection related laws and regulations and to implement an improved compliance program.  Although the Orders do not relate to the Bank’s asset quality, capital position or the safety and soundness of its financial operations, the Orders require the Bank to, among other things, assess its staffing needs, provide for independent testing, conduct a review of certain historical activity and submit periodic reports of progress to the FDIC and DFPR. As a result, the Company expects the Orders to increase the Company’s cost of regulatory compliance, which may adversely affect its earnings. In addition, if the Bank is not successful in its efforts to comply with the Orders, the FDIC and the DFPR may take further regulatory actions, which could significantly limit the Company’s operations and growth.

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

Date: November 6, 2009
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