Form 10-K
period 2009-12-31
WEST SUBURBAN BANCORP INC
filed 2010-03-12
CIK 805080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐  No  ☒

The aggregate fair value of voting common stock of Registrant held by non-affiliates as of June 30, 2009 was $98,068,500(1)

At March 2, 2010, the total number of shares of Common Stock outstanding was 426,850.

Documents Incorporated by Reference:

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2009, which is included as Exhibit 13 to this Form 10-K, are incorporated by reference into Parts I, II and IV hereof, to the extent indicated herein. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2010 are incorporated by reference in Part III hereof, to the extent indicated herein.

(1)             Based on the last independently appraised fair value of the Registrant’s common stock as of March 2, 2010 and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of common stock of Registrant.

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

•            Technological changes implemented by the Company and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers, including technological changes implemented for, or related to, the Company’s website or new products.

•            The ability of the Company, and certain of its vendors, to develop and maintain secure and reliable electronic systems, including systems developed for the Company’s website or new products.

•            The ability of the Company to retain directors, executives and key employees, and the difficulty that the Company may experience in replacing directors, executives and key employees in an effective manner.

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

The Bank is headquartered in Lombard, Illinois, and, as of December 31, 2009, maintained 35 full-service branches, five limited-service branches and four departments providing insurance, financial and other services for the convenience of the customers of the Bank throughout the western suburbs of Chicago. Due to the nature of the market areas served by the Bank, the Bank provides a wide range of financial services to individuals and small to medium sized businesses. The western suburbs of Chicago have a diversified economy with many corporate headquarters and numerous small to medium sized industrial and non-industrial businesses.

The Bank engages in a general full service retail banking business and offers a broad variety of consumer and commercial products and services. The Bank also offers insurance services through West Suburban Insurance Services, Inc., land trust services and safe deposit boxes. The Bank provides extended banking hours, including Sunday hours and 24-hour banking through a proprietary network of 64 automated teller machines, Tele-Bank 24 (a bank-by-phone system) and online banking at www.westsuburbanbank.com. Other consumer related services are also available, including investment products and a Visa card through West Suburban Bank card services.

The following table sets forth financial and other information concerning the Bank as of and for the year ended December 31, 2009 (dollars in thousands):

Year Formed/Year
Affiliated with	Number of	Total	Shareholders’	Net	Return on Average
West Suburban	Locations	Assets	Equity	Loss	Assets	Equity
West Suburban Bank (1962/1988)	40	$1,933,032	$145,630	$(815)	(0.04)%	(0.55)%

COMPETITION

The Company encounters competition in all areas of its business pursuits. It competes for loans, deposits, fiduciary and other services with financial and other institutions located both within and outside of its market area. The Company estimates that there are 108 other financial institutions operating over 819 separate banking offices within the Company’s market area. The Company also faces competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services. In order to compete effectively, develop its market base, maintain flexibility and move in pace with changing economic, technological and social conditions, the Company continuously refines and develops its products and services. The principal methods of competition in the financial services industry are price, service and convenience.

EMPLOYEES

At December 31, 2009, the Company employed 584 persons (502 full-time equivalent employees). The Company believes that its relationship with its employees is good. None of the Company’s employees are covered by a collective bargaining agreement with the Company.

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

The following is a summary of the material elements of the regulatory framework that currently applies to the Company and its subsidiaries.  It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described.  Additionally, in response to the global financial crisis that began in 2007, various legislative and regulatory proposals have been issued addressing, among other things, the restructuring of the federal bank regulatory system, more stringent regulation of consumer products such as mortgages and credit cards, and safe and sound compensation practices. At this time, the Company is unable to determine whether any of these proposals will be adopted as proposed.  As such, the following is qualified in its entirety by reference to applicable law.  Any change in statutes, regulations or regulatory policies may have a material effect on the business of the Company and its subsidiaries.

The Company

General.  The Company, as the sole shareholder of the Bank, is a bank holding company.  As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the BHCA.  In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so.  Under the BHCA, the Company is subject to periodic examination by the Federal Reserve.  The Company is required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

Acquisitions, Activities and Change in Control.  The primary purpose of a bank holding company is to control and manage banks.  The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

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

The Federal Reserve’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total assets weighted according to risk; and (ii) a leverage requirement expressed as a percentage of total assets.  The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%.  The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others.  For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders’ equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus Tier 2 capital which consists of other non-permanent capital items such as certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of the company’s allowance for loan and lease losses.

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  As of December 31, 2009, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Emergency Economic Stabilization Act of 2008.  Events in the U.S. and global financial markets over the past several years, including deterioration of the worldwide credit markets, have created significant challenges for financial institutions throughout the country.  In response to this crisis affecting the U.S. banking system and financial markets, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “EESA”).  The EESA authorized the Secretary of the United States Department of Treasury (“Treasury”) to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system.  Financial institutions participating in certain of the programs established under the EESA are required to adopt Treasury’s standards for executive compensation and corporate governance.

The TARP Capital Purchase Program.  On October 14, 2008, Treasury announced that it would provide Tier 1 capital (in the form of perpetual preferred stock) to eligible financial institutions.  This program, known as the TARP Capital Purchase Program (the “CPP”), allocated $250 billion from the $700 billion authorized by the EESA to Treasury for the purchase of senior preferred shares from qualifying financial institutions.  Under the program, eligible institutions were able to sell equity interests to the Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets.  The Company did not participate in the CPP.

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

Deposit Insurance.  As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification.  An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.  Under the regulations of the FDIC, as presently in effect, insurance assessments range from 0.07% to 0.78% of total deposits, depending on an institution’s risk classification, its levels of unsecured debt and secured liabilities, and, in certain cases, its level of brokered deposits.

Furthermore, as a result of the increased volume of bank failures in 2008 and 2009, on May 22, 2009, the FDIC approved a final rule imposing a special assessment on all depository institutions whose deposits are insured by the FDIC.  This one-time special assessment was imposed on institutions in the second quarter of 2009, and was collected on September 30, 2009.  Pursuant to the final rule, the FDIC imposed on the Bank a special assessment in the amount of $.9 million, which was due and paid on September 30, 2009.

On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012.  On December 30, 2009, the Bank paid the FDIC $10.1 million in prepaid assessments.  An institution’s prepaid assessments were calculated based on the institution’s actual September 30, 2009 assessment base, adjusted quarterly by an estimated 5 percent annual growth rate through the end of 2012.  The FDIC also used the institution’s total base assessment rate in effect on September 30, 2009, increasing it by an annualized 3 basis points beginning in 2011.  The FDIC will begin to offset prepaid assessments on March 30, 2010, representing payment of the regular quarterly risk-based deposit insurance assessment for the fourth quarter of 2009.  Any prepaid assessment not exhausted after collection of the amount due on June 30, 2013, will be returned to the institution.

FDIC Temporary Liquidity Guarantee Program.  In conjunction with Treasury’s actions to address the credit and liquidity crisis in financial markets, on October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program.  One component of the Temporary Liquidity Guarantee Program is the Transaction Account Guarantee Program, which temporarily provides participating institutions with unlimited deposit insurance coverage for non-interest bearing and certain low-interest bearing transaction accounts maintained at FDIC insured institutions.  All institutions that did not opt out of the Transaction Account Guarantee Program were subject to a 10 basis point per annum assessment on amounts in excess of $250,000 in covered transaction accounts through December 31, 2009.  On August 26, 2009, the FDIC extended the Transaction Account Guarantee Program for an additional six months through June 30, 2010.  Beginning January 1, 2010, the assessment levels increased to 15 basis points, 20 basis points or 25 basis points per annum, based on the risk category to which an institution is assigned for purposes of the risk-based premium system.  The Bank did not opt out of the six-month extension of the Transaction Account Guarantee Program.  As a result, the Bank, like every other FDIC-insured depository institution in the United States that did not opt out of the Transaction Account Guarantee Program, is incurring fees on amounts in excess of $250,000 in covered transaction accounts.

FICO Assessments.   The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Federal Savings and Loan Insurance Corporation Recapitalization Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year non-callable bonds of approximately $8.2 billion that mature by 2019.  Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2009, the FICO assessment rate was approximately 0.01% of deposits.

Supervisory Assessments.  All Illinois banks are required to pay supervisory assessments to the DFPR to fund the operations of the DFPR.  The amount of the assessment is calculated on the basis of an institution’s total assets, including consolidated subsidiaries, as reported to the DFPR.  During the year ended December 31, 2009, the Bank paid supervisory assessments to the DFPR totaling $.25 million.

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

As of December 31, 2009: (i) the Bank was not subject to a directive from the FDIC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under FDIC capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by FDIC regulations.

Dividend Payments.  The primary source of funds for the Company is dividends from the Bank.  Under the Illinois Banking Act, Illinois-chartered banks generally may not pay dividends in excess of their net profits.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2009.  As of December 31, 2009, approximately $17.4 million was available to be paid as dividends by the Bank.  Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

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

Federal Reserve System.  Federal Reserve regulations, as presently in effect, require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $55.2 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $55.2 million, the reserve requirement is $1.335 million plus 10% of the aggregate amount of total transaction accounts in excess of $55.2 million.  The first $10.7 million of otherwise reservable balances are exempted from the reserve requirements.  These reserve requirements are subject to annual adjustment by the Federal Reserve.  We believe the Bank will continue to maintain compliance with the foregoing requirements.

Recent Regulatory Issues

On December 3, 2008, the Bank entered into an Order to Cease and Desist (the “2008 Order”) with the FDIC and the DFPR, which is based on FDIC and DFPR findings that the Bank’s Secrecy Act/Anti-Money Laundering Program (“BSA/AML Program”) was inadequate and that the Bank had violated various laws and regulations related to the Bank Secrecy Act (the “BSA”). The 2008 Order requires the Bank to take certain corrective actions aimed at resolving any outstanding violations of BSA-related laws or regulations and to implement a revised BSA/AML Program, which is designed to ensure compliance with these BSA-related laws and regulations. The 2008 Order also requires the Bank to, among other things, assess its BSA Department staffing needs, provide for independent testing of BSA/AML Program compliance, conduct a review of certain historical deposit and transaction activity and submit periodic reports of progress to the FDIC and DFPR. The 2008 Order does not relate to the Bank’s asset quality, capital position or the safety and soundness of its financial operations. The Bank has taken all of the corrective actions that it believes are required by the 2008 Order to address its BSA/AML Program compliance issues.

On April 23, 2009, the Bank entered into an Order to Cease and Desist (the “2009 Order”) with the FDIC based on FDIC findings that the Bank’s program to implement consumer protection related laws and regulations was inadequate and that the Bank had violated certain consumer protection related laws and regulations.  The 2009 Order requires the Bank to take certain corrective actions aimed at resolving outstanding violations and to implement an improved compliance program. The 2009 Order also requires the Bank to, among other things, assess its compliance department staffing needs, provide for independent testing of the Bank’s compliance program, conduct a review of certain historical activity and submit periodic reports of progress to the FDIC. The 2009 Order does not relate to the Bank’s asset quality, capital position, the safety and soundness of its financial operations or internal controls over financial reporting. The Bank is in the process of implementing all of the corrective actions required by the 2009 Order to address its consumer compliance issues.

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

EXECUTIVE OFFICERS OF WEST SUBURBAN

The names and ages of the executive officers of West Suburban, along with a brief description of the business experience of each person during the past five years, and certain other information is set forth below:

Name (Age) and Position and Offices with West Suburban (year first elected to office)	Principal Occupations and Employment for Past Five Years and Other Information

Kevin J. Acker (60) Chairman and Chief Executive Officer (1993) and Vice President (1986)	Senior Vice President, Marketing of the Bank since 1997

Keith W. Acker (60) Chief Operations Officer (1996)	Director, President and Trust Officer of the Bank since 1986

Duane G. Debs (53) President (1997) and Chief Financial Officer (1993)	Senior Vice President, Trust Officer of the Bank since 1997 and Vice President, Comptroller of the Bank since 1987

Michael P. Brosnahan (60) Vice President (1997)	Senior Vice President, Lending of the Bank since 1989

STATISTICAL DATA

The statistical data required by Exchange Act Industry Guide 3, “Statistical Disclosure By Bank Holding Companies,” has been incorporated by reference from the Company’s 2009 Annual Report to Shareholders (attached as Exhibit 13 hereto) or is set forth below. This data should be read in conjunction with the Company’s 2009 Consolidated Financial Statements and related notes, and the discussion included in Management’s Discussion and Analysis of Financial Condition and Results of Operations as set forth in the Company’s 2009 Annual Report to Shareholders.

Securities

The following table sets forth by category the amortized cost of securities at December 31 (dollars in thousands):

	2009	2008	2007
Available for sale
Corporate	$—	$24,430	$35,488
Trust preferred	—	8,511	8,578
U.S. government sponsored enterprises	49,621	22,170	195,193
Mortgage-backed: residential	139,151	162,062	207,302
States and political subdivisions	10,367	10,160	13,918
Preferred stock	—	—	621
Total securities available for sale	199,139	227,333	461,100
Held to maturity
U.S. government sponsored enterprises	41,199	28,072	—
Mortgage-backed: residential	178,129	193,187	11,450
States and political subdivisions	46,580	18,975	12,626
Total securities held to maturity	265,908	240,234	24,076
Federal Home Loan Bank stock	7,599	6,144	5,258
Total securities	$472,646	$473,711	$490,434

The following table sets forth, by contractual maturity, the amortized cost and weighted average yield of debt securities available for sale at December 31, 2009. Although the mortgage-backed: residential securities are listed by contractual maturity, the effective maturity is significantly shorter due to regularly scheduled payments and prepayments of principal. Yields on tax-exempt securities represent tax equivalent yields, net of premium amortization and discount accretion (dollars in thousands):

	U.S. Government Sponsored Enterprises		Mortgage-backed: Residential		States and Political Subdivisions
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Within 1 year	$6,480	4.08%	$1,786	2.90%	$2,058	4.76%
After 1 year but within 5 years	33,219	2.44%	13,294	2.44%	726	5.25%
After 5 years but within 10 years	9,922	1.17%	50,412	4.34%	1,269	6.59%
After 10 years	—	—%	73,659	4.60%	6,314	6.39%
Total	$49,621	2.40%	$139,151	4.27%	$10,367	6.01%

Income on Federal Home Loan Bank stock is dependent on the declaration of dividends by the Federal Home Loan Bank.

The following table sets forth, by contractual maturity, the amortized cost and weighted average yield of securities held to maturity at December 31, 2009. Although the mortgage-backed: residential securities are listed by contractual maturity, the effective maturity is significantly shorter due to regularly scheduled payments and prepayments of principal. Yields on tax-exempt securities represent tax equivalent yields, net of premium amortization and discount accretion (dollars in thousands):

	U.S. Government Sponsored Enterprises		Mortgage-backed: Residential		States and Political Subdivisions
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Within 1 year	$—	—%	$—	—%	$30,713	1.34%
After 1 year but within 5 years	8,950	4.06%	5,967	3.17%	3,287	4.71%
After 5 years but within 10 years	26,215	3.05%	53,980	4.49%	3,624	5.68%
After 10 years	6,034	1.29%	118,182	4.51%	8,956	6.11%
Total	$41,199	3.01%	$178,129	4.47%	$46,580	2.83%

No securities holdings of a single issuer, other than U.S. government sponsored enterprises, exceed 10% of the shareholders’ equity of the Company at December 31, 2009. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Approximately $66.2 million of securities are callable in 2010. Most of these callable securities were issued by U.S. government sponsored enterprises.

Loan Portfolio

The following table sets forth the major loan categories at December 31 (dollars in thousands):

	2009	2008	2007	2006	2005
Commercial	$267,432	$288,234	$270,293	$282,826	$276,898
Consumer	3,031	4,276	5,653	6,821	7,501
Indirect automobile	2,395	4,454	8,559	13,855	24,939
Real estate
Residential	219,551	242,947	224,755	177,885	160,902
Commercial	280,442	276,995	249,836	232,865	225,794
Home equity	232,607	257,150	272,098	240,720	229,514
Construction	175,186	161,532	191,952	197,528	165,484
Held for sale	—	1,768	350	—	140
Credit card	9,874	10,484	11,191	10,375	10,545
Other	3,079	1,333	1,153	1,660	711
Total	1,193,597	1,249,173	1,235,840	1,164,535	1,102,428
Allowance for loan losses	(25,922)	(15,578)	(9,269)	(10,650)	(10,681)
Loans, net	$1,167,675	$1,233,595	$1,226,571	$1,153,885	$1,091,747

The following table sets forth the maturity and interest rate sensitivity of selected loan categories at December 31, 2009 (dollars in thousands):

	Remaining Maturity
	One year or less	One to five years	Over five years	Total
Commercial	$186,812	$71,565	$9,055	$267,432
Real estate-construction	164,799	10,387	—	175,186
Other loans	24,211	88,341	638,427	750,979
Total	$375,822	$170,293	$647,482	$1,193,597

Variable rate	$342,463	$81,357	$388,084	$811,904
Fixed rate	33,359	88,936	259,398	381,693
Total	$375,822	$170,293	$647,482	$1,193,597

Nonperforming Loans

The following table sets forth the aggregate amount of nonperforming loans and selected ratios at December 31 (dollars in thousands):

	2009	2008	2007	2006	2005
Loans past due 90 days or more still on accrual	$790	$1,705	$480	$319	$1,665
Nonaccrual loans	38,038	23,569	2,297	1,131	533
Total nonperforming loans	38,828	25,274	2,777	1,450	2,198
Other real estate	25,994	4,658	824	351	210
Total nonperforming assets	$64,822	$29,932	$3,601	$1,801	$2,408
Nonperforming loans as a percent of total loans	3.3%	2.0%	0.2%	0.1%	0.2%
Nonperforming assets as a percent of total assets	3.3%	1.6%	0.2%	0.1%	0.1%

The Company’s general policy is to discontinue accruing interest on a loan when it becomes 90 days past due or on an earlier date if management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of principal or interest is doubtful. In some circumstances, a loan that is more than 90 days past due can remain on accrual status if it is fully secured and in process of collection. When a loan has been placed on nonaccrual, interest earned but not collected is charged back to interest income. When payments are received on nonaccrual loans, the payment is first applied to principal, then to interest income and finally to expenses incurred for collection. Potential problem loans are loans included on a watch list presented to the board of directors that do not meet the definition of a nonperforming loan. Our decision to include performing loans on a watch list does not necessarily mean that we expect losses to occur or that we believe these loans to be impaired, rather, that we believe a higher degree of monitoring is appropriate for these loans. Potential problem loans as of December 31, 2009 were $32.0 million.

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

Loans are evaluated on a category-by-category basis to determine the appropriate allocation of allowance to each category. In addition, individual commercial, construction and commercial mortgage loans are evaluated to determine if a specific loss allocation is needed for problem loans deemed to have a shortfall in collateral. Management also considers the borrower’s current economic status including liquidity and future business viability. Other factors used in the allocation of the allowance include levels and trends of past dues and charge-offs along with concentrations of credit within the commercial and commercial real estate loan portfolios. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future developments occur. Along with the allocation of the allowance on a category-by-category basis and the specific allocations for individual borrowing relationships, the allowance includes a relatively small portion that remains unallocated.

Management adjusts the allowance for loan losses by an amount sufficient to maintain the allowance at the level determined appropriate. A loan is fully or partially charged-off when all or a portion of the loan is deemed to be uncollectible by management. The Company believes that the allowance for loan losses is adequate to provide for estimated probable incurred credit losses in the loan portfolio.

The following table sets forth the activity in the allowance for loan losses for the years ended and at December 31 (dollars in thousands):

	2009	2008	2007	2006	2005
Allowance for loan losses at beginning of period	$15,578	$9,269	$10,650	$10,681	$10,527
Loan charge-offs
Commercial	8,087	1,848	1,446	72	1,250
Consumer	31	10	17	5	12
Indirect automobile	46	20	37	62	79
Real estate
Residential	666	3	—	—	—
Commercial	36	13	—	—	—
Home equity	911	288	275	11	—
Construction	4,548	1,708	—	—	—
Credit card	550	321	210	196	192
Other	77	84	61	72	56
Total loan charge-offs	14,952	4,295	2,046	418	1,589
Loan recoveries
Commercial	214	142	129	144	252
Consumer	4	5	5	6	4
Indirect automobile	37	25	59	37	47
Real estate
Residential	19	—	—	—	—
Commercial	—	—	—	—	—
Home equity	25	—	—	—	—
Construction	—	—	—	—	—
Credit card	62	48	91	39	57
Other	10	24	6	11	8
Total loan recoveries	371	244	290	237	368
Net loan charge-offs	14,581	4,051	1,756	181	1,221
Provision for loan losses	24,925	10,360	375	150	1,375
Allowance for loan losses at end of period	$25,922	$15,578	$9,269	$10,650	$10,681

Allowance for loan losses to total loans	2.17%	1.25%	0.75%	0.91%	0.97%
Net charge-offs to average total loans	1.21%	0.33%	0.15%	0.02%	0.11%

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

Estimated losses for categories of homogeneous loan types are generally made on an aggregate basis (dollars in thousands).

	2009		2008		2007		2006		2005
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Commercial	$11,434	22.4%	$5,620	23.1%	$4,038	21.9%	$7,151	24.3%	$6,616	25.1%
Consumer (1)	162	0.5%	106	0.3%	193	0.6%	179	0.7%	154	0.7%
Indirect automobile	54	0.2%	33	0.4%	42	0.7%	60	1.2%	117	2.3%
Real estate
Residential (2)	2,518	18.4%	1,224	19.5%	675	18.2%	285	15.3%	354	14.6%
Commercial	2,386	23.5%	3,863	22.2%	1,249	20.2%	489	20.0%	609	20.5%
Home equity	2,812	19.5%	1,337	20.6%	926	22.0%	746	20.7%	826	20.8%
Construction	5,787	14.7%	3,003	12.9%	1,607	15.5%	1,481	16.9%	1,489	15.0%
Credit card	674	0.8%	305	1.0%	250	0.9%	242	0.9%	258	1.0%
Unallocated	95	—%	87	—%	289	—%	17	—%	258	—%
Total	$25,922	100.0%	$15,578	100.0%	$9,269	100.0%	$10,650	100.0%	$10,681	100.0%

(1)          Consumer loans include consumer and other loans.

(2)          Residential real estate loans include real estate loans - held for sale.

Deposits

The following table sets forth by category average daily deposits and interest rates for the years ended December 31 (dollars in thousands):

	2009		2008		2007
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand-noninterest-bearing	$152,332	—%	$138,106	—%	$145,314	—%
NOW	314,199	0.1%	307,033	0.4%	306,680	0.9%
Money market checking	370,914	1.8%	326,367	2.5%	290,610	4.3%
Savings	333,243	0.4%	334,266	0.8%	359,173	1.8%
Time deposits
Less than $100,000	372,061	3.2%	368,943	4.1%	393,708	4.7%
$100,000 and greater	135,242	3.5%	146,492	4.1%	164,785	4.9%
Total	$1,677,991	1.5%	$1,621,207	2.1%	$1,660,270	2.9%

The following table sets forth by maturity time deposits $100,000 and greater at December 31 (dollars in thousands):

2009
Within 3 months	$18,736
After 3 months but within 6 months	14,820
After 6 months but within 12 months	53,490
After 1 year but within 5 years	59,974
Over 5 years	—
Total	$147,020

Return on Equity and Assets and Other Financial Ratios

The following table sets forth selected financial ratios at and for the years ended December 31:

	2009	2008	2007
Return on average total assets	(0.04)%	0.90%	1.26%
Return on average shareholders’ equity (GAAP) (1)	(0.70)%	16.01%	24.04%
Return on average shareholders’ equity plus common stock in ESOP subject to contingent repurchase obligation (non-GAAP) (1)	(0.52)%	10.40%	14.83%
Cash dividends declared to net income	(514.61)%	102.88%	92.36%
Average shareholders’ equity (GAAP) (1)	6.34%	5.63%	5.24%
Average shareholders’ equity plus common stock in ESOP subject to contingent repurchase obligation to average total assets (non-GAAP) (1)	8.57%	8.67%	8.49%

(1)          See Note 8 to the Company’s consolidated financial statements and the section entitled “Non-GAAP Financial Measures” on page 38 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2009 (attached as Exhibit 13 hereto). This presentation is consistent with the Company’s belief that it is unlikely that the Company would be required to satisfy the contingent repurchase obligation.

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

At the end of 2007, the U.S. economy experienced a downturn that has continued into 2010. A continued downturn in economic conditions, in particular within the Company’s primary market area within the western suburbs of Chicago, Illinois, could result in a decrease in the demand for the Company’s products and services, an increase in the Company’s loan delinquencies and defaults, and an increase in the Company’s problem assets and foreclosures. The value of real estate pledged as collateral for loans made by the Company has declined, and may continue to decline, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral securing the Company’s existing loans. These factors could lead to reduced interest income and an increase in the provision for loan losses.

If current economic conditions continue or worsen, the Company’s business, growth and profitability are likely to suffer a material adverse effect. To the extent that the Company’s business customers’ underlying businesses are harmed as a result of the general economic environment, the Company’s customers are more likely to default on their loans. Negative economic trends could lead to higher past due and non-accrual loans, resulting in a material adverse effect on the Company’s financial condition and results of operations.

A further deterioration of the Company’s current non-performing loans or an increase in the number of non-performing loans may have a material adverse affect on the Company’s financial condition and results of operations.

Weakening economic conditions in the residential and commercial real estate sectors have adversely affected, and may continue to adversely affect, the Company’s loan portfolio. The Company’s ratio of non-performing assets to total assets increased in 2009 to 3.3%, from 1.6% at December 31, 2008. If loans that currently are non-performing further deteriorate or loans that are currently performing become non-performing loans, the Company may need to increase its allowance for loan losses. Such an increase may have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company’s estimate of the level of allowance for loan losses requires management to apply significant judgment. The Company establishes its allowance for loan losses in consultation with management and maintains it at a level considered adequate by management to absorb probable incurred credit losses in the loan portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond the Company’s control, and such losses may exceed current estimates. At December 31, 2009, the Company’s allowance for loan losses as a percentage of total loans was 2.17% and as a percentage of total nonperforming loans was approximately 67%. Although management believes that the allowance for loan losses is adequate to absorb probable incurred credit losses in the Company’s loan portfolio, the Company cannot predict loan losses with certainty, and the Company cannot assure you that its allowance for loan losses will prove sufficient to cover actual loan losses. Loan losses in excess of its allowance for loan losses may adversely affect the Company’s financial condition and results of operations.

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

The Company’s loan portfolio has a significant concentration of real estate loans, which are exposed to weaknesses in the U.S. and local housing markets and the overall state of the economy.

Real estate lending (including residential, commercial, home equity and construction) is a large portion of the Company’s loan portfolio. These categories represent $907.8 million, or approximately 76.1% of the Company’s total loan portfolio as of December 31, 2009. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located, and adverse developments affecting real estate values in one or more of the Company’s markets could increase the credit risk associated with its loan portfolio. Additionally, construction and commercial real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or the Company may negatively impact the future cash flow and market values of the affected properties.

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

Commercial loans were approximately $267.4 million (excluding $280.4 million of commercial real estate loans), or approximately 22.4% of the Company’s total loan portfolio as of December 31, 2009. The Company’s commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, equipment or real estate. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if a guarantee is obtained. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. A continued decline in the U.S. economy could harm the businesses of the Company’s borrowers and reduce the value of the assets securing the Company’s commercial loans.

The Company’s construction loans are based upon estimates of costs and values associated with the completed project. These estimates may be inaccurate, and the Company may be exposed to more losses on these construction loans than on other loans.

At December 31, 2009, construction loans, including land acquisition and development, totaled $175.2 million, or 14.7%, of the Company’s total loan portfolio. Construction and land acquisition and development lending involves additional risks because funds are advanced based upon values associated with the completed project, which are uncertain. Because of the uncertainties inherent in evaluating the construction cost estimates that the Company receives from its customers and other third parties, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. The market values of real estate throughout the U.S., including in the Company’s market area, dramatically declined in 2009. The ongoing weakness in the U.S. real estate markets may negatively impact the ability of the Company’s borrowers to sell or lease their properties. If the Company’s appraisal of the anticipated value of the completed project proves to be overstated, the Company may have inadequate security for the loan.

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

As a financial institution, the Company is required to develop programs to implement numerous consumer protection related laws and regulations and to prevent the Company from being used for money laundering and terrorist activities. The Company is also obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network in certain circumstances. On December 3, 2008, the Bank entered into 2008 Order with the FDIC and the DFPR that requires the Bank to take certain corrective actions intended to resolve outstanding violations of the USA PATRIOT Act and Bank Secrecy Act related laws or regulations and to implement a revised Bank Secrecy Act/Anti-Money Laundering program.  In addition, on April 23, 2009, the Bank entered into 2009 Order (together with the 2008 Order, the “Orders”) with the FDIC which requires the Bank to take corrective actions intended to resolve outstanding violations of certain consumer protection related laws and regulations and to implement an improved compliance program.  Although the Orders do not relate to the Bank’s asset quality, capital position or the safety and soundness of its financial operations, the Orders require the Bank to, among other things, assess its staffing needs, provide for independent testing, conduct a review of certain historical activity and submit periodic reports of progress to the FDIC and DFPR. As a result, the Company expects the Orders to increase the Company’s cost of regulatory compliance, which may adversely affect its earnings. In addition, if the Bank is not successful in its efforts to comply with the Orders, the FDIC and the DFPR may take further regulatory actions, which could significantly limit the Company’s operations and growth.

In addition, as result of ongoing challenges facing the U.S. economy, the potential exists for new laws and regulations regarding lending and funding practices and liquidity standards to be promulgated, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal or informal enforcement actions or orders. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business and profitability. Increased regulation could increase our cost of compliance and adversely affect profitability.  For example, new legislation or regulation may limit the manner in which we may conduct our business, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads.

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

The Company is required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations. Absent any changes in the regulatory framework, the Company anticipates that its existing capital resources will satisfy its capital requirements for the foreseeable future. However, the Company may at some point need to raise additional capital to support continued growth, both internally and through acquisitions.

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

Liquidity risks could affect operations and jeopardize the Company’s business, results of operations and financial condition.

Liquidity is essential to the Company’s business.  An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on the Company’s liquidity. The Company’s primary sources of funds consist of cash from operations, investment maturities and sales and deposits. Additional liquidity is provided by the Company’s ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank. The Company’s access to funding sources in amounts adequate to finance or capitalize its activities or on terms that are acceptable to the Company could be impaired by factors that affect it directly or the financial services industry or economy in general, such as further disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.

Since late 2007, and particularly during the second half of 2008 and all of 2009, the financial services industry and the credit markets generally were materially and adversely affected by significant declines in asset values and by a lack of liquidity. The liquidity issues have been particularly acute for regional and community banks, as many of the larger financial institutions have significantly curtailed their lending to regional and community banks to reduce their exposure to the risks of other banks. In addition, many of the larger correspondent lenders have reduced or even eliminated federal funds lines for their correspondent customers. Furthermore, regional and community banks generally have less access to the capital markets than do the national and super-regional banks because of their smaller size and limited analyst coverage. Any decline in available funding could adversely impact the Company’s ability to originate loans, invest in securities, meet its expenses, pay dividends to its shareholders, or fulfill obligations such as repaying borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on the Company’s liquidity, business, results of operations and financial condition.

The amount of “other real estate” (“ORE”) may increase significantly, resulting in additional losses, and costs and expenses that may negatively affect the Company’s operations.

At December 31, 2009, the Company had a total of $26.0 million of ORE as compared to $4.7 million at December 31, 2008. This increase in ORE is due, among other things, to the continued deterioration of the commercial and residential real estate markets and the tightening of the credit market. As the amount of ORE increases, the Company’s losses and the costs and expenses of maintaining the real estate will likewise increase. Due to the on-going economic crisis, the amount of ORE may continue to increase throughout 2010. Any additional increase in losses, and maintenance costs and expenses due to ORE could have a material adverse impact on the Company’s business, results of operations and financial condition. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of ORE properties more difficult, increase maintenance costs and expenses, and reduce the Company’s ultimate realization from any ORE sales.

Higher FDIC deposit insurance premiums and assessments could adversely affect the Company’s financial condition.

Recently, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the Deposit Insurance Fund.  In addition, the FDIC instituted two temporary programs in 2008 to further insure customer deposits at FDIC-member banks through December 31, 2009: deposit accounts are now insured up to $250,000 per customer (up from $100,000) and non-interest bearing transactional accounts are fully insured (unlimited coverage). These programs have placed additional stress on the Deposit Insurance Fund. On May 20, 2009, the FDIC extended the $250,000 per customer insurance limit through December 31, 2013.

In order to maintain a strong funding position and restore reserve ratios of the Deposit Insurance Fund, the FDIC increased assessment rates of insured institutions uniformly by 7 cents for every $100 of deposits beginning with the first quarter of 2009, with additional changes effective April 1, 2009, which required riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels.

On May 22, 2009, the FDIC adopted a final rule that imposed a special assessment on all insured depository institutions. Pursuant to the final rule, the FDIC imposed on the Bank a special assessment of $.9 million, which was paid on September 30, 2009.

On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012.  On December 30, 2009, the Bank paid the FDIC $10.1 in prepaid assessments.  These actions by the FDIC increased the Company’s noninterest expense in 2009 and are expected to increase the Company’s costs for the foreseeable future. We anticipate that our FDIC insurance premiums may continue to increase in the future, perhaps significantly, which will adversely impact our future earnings.

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

West Suburban’s ability to pay dividends on its common stock largely depends on its receipt of dividends from the Bank. The amount of dividends that the Bank may pay to West Suburban is limited by federal and state laws and regulations relating to financial institutions. As of December 31, 2009, approximately $17.4 million was available to be distributed as dividends by the Bank to West Suburban while remaining a “well-capitalized” institution. However, the FDIC may restrict the payment of dividends by the Bank. In addition, West Suburban and the Bank may decide to limit the payment of dividends even when they have the legal ability to pay them in order to retain earnings for use in their businesses.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.        PROPERTIES

West Suburban and the Bank occupy a total of approximately 270,300 square feet in 35 full-service branches, five limited-service branches and four departments providing insurance, financial and other services. West Suburban’s principal office is located in approximately 32,500 square feet of office space at 711 South Meyers Road, Lombard, Illinois. As indicated below, the Bank also operates its principal office as a branch. West Suburban Bank Land Trust, West Suburban Financial Services and West Suburban Insurance Services, Inc. are located at 711 South Meyers Road, Lombard, Illinois. West Suburban Bank VISA is located at 701 South Meyers Road, Lombard, Illinois.

The following table sets forth certain information concerning the branches of the Bank as of December 31, 2009:

Location of Branches and Other Services	Approximate Square Feet	Status

711 South Meyers Road Lombard, Illinois	32,500	Owned

40 East St. Charles Road Villa Park, Illinois	2,700	Owned

17W754 22nd Street Oakbrook Terrace, Illinois	6,100	Owned

707 North Main Street Lombard, Illinois	4,100	Owned

221 South West Street Wheaton, Illinois	800	Owned

895 East Geneva Road Carol Stream, Illinois	3,000	Leased

1104 West Boughton Road Bolingbrook, Illinois	4,500	Owned

295 West Loop Road Wheaton, Illinois	4,500	Owned

6400 South Cass Avenue Westmont, Illinois	3,100	Leased

2800 Finley Road Downers Grove, Illinois	10,700	Owned

1122 South Main Street Lombard, Illinois	6,400	Owned

3S041 Route 59 Warrenville, Illinois	3,700	Owned

5330 Main Street Downers Grove, Illinois	10,500	Owned

8001 South Cass Avenue Darien, Illinois	17,800	Owned

672 East Boughton Road Bolingbrook, Illinois	7,100	Owned

Location of Branches and Other Services	Approximate Square Feet	Status

1005 75th Street Darien, Illinois	1,000	Owned

505 North Weber Road Romeoville, Illinois	4,400	Owned

401 North Gary Avenue Carol Stream, Illinois	6,400	Owned

355 West Army Trail Road Bloomingdale, Illinois	10,700	Owned

1657 Bloomingdale Road Glendale Heights, Illinois	4,100	Owned

1061 West Stearns Road Bartlett, Illinois	3,400	Owned

1380 West Army Trail Road Carol Stream, Illinois	2,300	Leased

315 South Randall Road St. Charles, Illinois	1,400	Owned

3000 East Main Street St. Charles, Illinois	4,200	Owned

1870 McDonald Road South Elgin, Illinois	4,600	Owned

101 North Lake Street Aurora, Illinois	19,000	Owned

1830 Douglas Road Montgomery, Illinois	2,500	Owned

2000 West Galena Boulevard Aurora, Illinois	48,000	Owned

335 North Eola Road Aurora, Illinois	4,200	Owned

2830 Route 34 Oswego, Illinois	4,800	Owned

10 Saravanos Drive Yorkville, Illinois	3,200	Leased

1071 Station Drive Oswego, Illinois	3,200	Leased

1296 East Chicago Avenue Naperville, Illinois	2,300	Owned

2020 Feldott Lane Naperville, Illinois	4,500	Owned

1004 104th Street Naperville, Illinois	5,900	Owned

Location of Branches and Other Services	Approximate Square Feet	Status

Beacon Hill Retirement Community 2400 South Finley Road Lombard, Illinois	100	Leased

Clare Oaks 825 Carillon Drive Bartlett, Illinois	100	Leased

717 South Meyers Road Lombard, Illinois	7,100	Owned

701 South Meyers Road Lombard, Illinois	5,200	Owned

Lexington Health Care Center of Elmhurst 400 West Butterfield Road Elmhurst, Illinois	100	Leased

Lexington Health Care Center of Lombard 555 Foxworth Boulevard Lombard, Illinois	100	Leased

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which West Suburban or the Bank is a party other than routine litigation incidental to their respective businesses.

ITEM 4.	[RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

West Suburban’s authorized and outstanding equity securities consist of common stock, no par value.

West Suburban hereby incorporates by reference the information called for by Item 5 of this Form 10-K from the sections entitled “Common Stock, Book Value and Dividends” and “Stock Performance Presentation” on page 4 and page 34, respectively, of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2009 (attached as Exhibit 13 hereto). The Company’s ability to pay dividends to shareholders is largely dependent upon dividends it receives from the Bank, which is subject to regulatory limitations on the amount of cash dividends it may pay. See “Business — Supervision and Regulation — The Company — Dividend Payments” and “Business — Supervision and Regulation — The Bank — Dividend Payments” for a more detailed description of theses limitations.

West Suburban’s common stock is not traded on any national or regional exchange. While there is no established trading market for West Suburban’s common stock, West Suburban is aware that from time to time limited or infrequent quotations are made with respect to West Suburban’s common stock and that there occurs limited trading in West Suburban’s common stock resulting from private transactions not involving brokers or dealers. Transactions in West Suburban’s common stock have been infrequent. As of March 2, 2010, West Suburban had 426,850 shares of common stock outstanding held by 1,109 shareholders of record. Management is aware of 16 transactions during 2009 involving the sale, in the aggregate, of 6,771 shares of West Suburban’s common stock, and 43 transactions during 2008 involving the sale, in the aggregate, of 3,846 shares of West Suburban’s common stock. The average sale price of transactions in 2009 and 2008 was $478.51 and $635.27 per share of common stock, respectively.

The following table sets forth information concerning the security repurchases made by the Company in the fourth quarter of 2009:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2009 through October 31, 2009	—		—		—	—
November 1, 2009 through November 30, 2009	1,761	(1)	$369.00		—	—
December 1, 2009 through December 31, 2009	—		—		—	—
Total	1,761	(2)	$369.00	(2)	—	—

(1)   Purchased by the Company in an open-market transaction with a third party.

(2)   During the first and fourth quarters of 2009, the Company purchased an aggregate of 5,645 shares for an average purchase price per share of $470.83 in open-market transactions with third parties.

ITEM 6.	SELECTED FINANCIAL DATA

West Suburban hereby incorporates by reference the information called for by Item 6 of this Form 10-K from the section entitled “Selected Financial Data” on page 36 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2009 (attached as Exhibit 13 hereto).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

West Suburban hereby incorporates by reference the information called for by Item 7 of this Form 10-K from the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 39 through 49 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2009 (attached as Exhibit 13 hereto).

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

West Suburban hereby incorporates by reference the information called for by Item 7A of this Form 10-K from the “Interest Rate Sensitivity” section included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 39 through 49 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2009 (attached as Exhibit 13 hereto).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

West Suburban hereby incorporates by reference the information called for by Item 8 of this Form 10-K from the Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 7 through 33 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2009 (attached as Exhibit 13 hereto).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2009. Based on that evaluation, the Company’s Chairman and Chief Executive Officer and the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified.

There have been no significant changes in the Company’s internal control over financial reporting that have affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

West Suburban’s management report on internal control over financial reporting is set forth in, and West Suburban hereby incorporates by reference, the section entitled “Management’s Report on Internal Control over Financial Reporting” on page 5 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2009 (attached as Exhibit 13 hereto).

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In addition, and as a supplement to the information provided under the caption “Executive Officers of West Suburban” in Part I of this Form 10-K, West Suburban hereby incorporates by reference the information called for by Item 10 of this Form 10-K regarding directors and corporate governance of West Suburban from the sections entitled “Election of Directors” and “Corporate Governance and the Board of Directors” of West Suburban’s 2010 Proxy Statement.

Section 16(a) of the Exchange Act requires that the Company’s executive officers and directors and persons who own more than 10% of the Company’s Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the exchange on which West Suburban’s Common Stock is traded. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company’s review of the copies and forms furnished to the Company and, if appropriate, representations made to the Company by any such reporting person concerning whether a Form 5 was required to be filed for the 2009 fiscal year, the Company is not aware that any of its directors and executive officers or 10% shareholders failed to comply with the filing requirements of Section 16(a) during 2009.

West Suburban adopted a code of ethics that applies to West Suburban’s principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. West Suburban’s code of ethics is available in the Shareholder Information section of West Suburban’s website, www.westsuburbanbank.com.

Since the date of West Suburban’s 2009 Proxy Statement, there have been no material changes to the procedures by which shareholders may recommend nominees to West Suburban’s board of directors.

ITEM 11.	EXECUTIVE COMPENSATION

West Suburban hereby incorporates by reference the information called for by Item 11 of this Form 10-K from the section entitled “Executive Compensation” of West Suburban’s 2010 Proxy Statement; provided, however, that “Report of the Compensation Committee on Executive Compensation” is specifically not incorporated into this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

West Suburban hereby incorporates by reference the information called for by Item 12 of this Form 10-K from the sections entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” of West Suburban’s 2010 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

West Suburban hereby incorporates by reference the information called for by Item 13 of this Form 10-K from the section entitled “Transactions with Directors, Officers and Associates” and “Corporate Governance and the Board of Directors” of West Suburban’s 2010 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

West Suburban hereby incorporates by reference the information called for by Item 14 of this Form 10-K from the section entitled “Accounting Fees and Services” of West Suburban’s 2010 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item (a)(1) and (2). Financial Statements

WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

The following audited Consolidated Financial Statements of West Suburban and its subsidiaries and related notes and report of independent registered public accounting firm are incorporated by reference from West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2009 (attached as Exhibit 13 hereto).

The following Condensed Financial Information-Parent Only is incorporated by reference from Note 14 to West Suburban’s audited Consolidated Financial Statements as set forth in West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2009 (attached as Exhibit 13 hereto).

Annual Report Page No.

Condensed Balance Sheets — December 31, 2009 and 2008	31

Condensed Statements of Income — Years Ended December 31, 2009, 2008 and 2007	32

Condensed Statements of Cash Flows — Years Ended December 31, 2009, 2008 and 2007	32

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
Duane G. Debs
President and Chief Financial Officer

Date: March 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 12th day of March, 2010.

SIGNATURE		TITLE

/s/ Kevin J. Acker	3/12/2010	Chairman, Chief Executive Officer
Kevin J. Acker	Date	and Director

/s/ Duane G. Debs	3/12/2010	President, Chief Financial Officer,
Duane G. Debs	Date	Director and Principal Accounting
Officer

/s/ David S. Bell	3/12/2010	Director
David S. Bell	Date

/s/ Peggy P. LoCicero	3/12/2010	Director
Peggy P. LoCicero	Date

/s/ Charles P. Howard	3/12/2010	Director
Charles P. Howard	Date

The foregoing includes all of the Board of Directors of West Suburban.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of West Suburban filed March 14, 1986 — Incorporated by reference from Exhibit 3.1 of Form 10-K of West Suburban dated March 21, 2003, under Commission File No. 0-17609.

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

10.1

Directors and Senior Management Deferred Compensation Plan of West Suburban — Incorporated by reference from Exhibit 10.1 of Form 10-K of West Suburban dated March 11, 2009, under Commission File No. 0-17609.

10.2

Restated Employment Agreement dated December 29, 2008 between West Suburban and Mr. Kevin J. Acker — Incorporated by reference from Exhibit 10.2 of Form 10-K of West Suburban dated March 11, 2009, under Commission File No. 0-17609.

10.3

Restated Employment Agreement dated December 29, 2008 between West Suburban and Mr. Keith W. Acker — Incorporated by reference from Exhibit 10.3 of Form 10-K of West Suburban dated March 11, 2009, under Commission File No. 0-17609.

10.4

Restated Employment Agreement dated December 29, 2008 between West Suburban and Mr. Duane G. Debs — Incorporated by reference from Exhibit 10.4 of Form 10-K of West Suburban dated March 11, 2009, under Commission File No. 0-17609.

10.5

Restated Employment Agreement dated December 29, 2008 between West Suburban and Mr. Michael P. Brosnahan — Incorporated by reference from Exhibit 10.5 of Form 10-K of West Suburban dated March 11, 2009, under Commission File No. 0-17609.

10.6

Restated Employment Agreement dated December 31, 2008 between West Suburban and Mr. Daniel P. Grotto — Incorporated by reference from Exhibit 10.6 of Form 10-K of West Suburban dated March 11, 2009, under Commission File No. 0-17609.

10.7

Form of Amended and Restated Life Insurance Agreement between West Suburban and Messrs. Kevin J. Acker, Keith W. Acker, Duane G. Debs, Michael P. Brosnahan and Daniel P. Grotto — Incorporated by reference from Exhibit 10.7 of Form 10-K of West Suburban dated March 11, 2009, under Commission File No. 0-17609.

10.8

Asset Purchase Agreement dated December 4, 2009 between West Suburban Bank and Prepaid Solutions, Inc. — Incorporated by reference from Exhibit 10.1 of Form 8-K of West Suburban dated December 10, 2009, under Commission File No. 0-17609.

10.9

Agreement and General Release dated December 4, 2009 among Mr. Daniel Grotto, West Suburban Bancorp, Inc. and West Suburban Bank — Incorporated by reference from Exhibit 10.2 of Form 8-K of West Suburban dated December 10, 2009, under Commission File No. 0-17609.

Exhibit Number	Description

13	Annual Report to Shareholders of West Suburban for fiscal year ended December 31, 2009.

21	Subsidiaries of Registrant.

31.1	Certification of Kevin J. Acker, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Duane G. Debs, President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Kevin J. Acker, Chairman and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Duane G. Debs, President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.