Form 10-Q
period 2010-03-31
WEST SUBURBAN BANCORP INC
filed 2010-05-10
CIK 805080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 10, 2010, 426,850 shares of West Suburban common stock were outstanding.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, those set forth in the “Risk Factors” section included under Item 1A of Part I of the Company’s most recently filed Annual Report on Form 10-K, Item 1A in Part II of this report and the following:

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

PART I

ITEM 1.      FINANCIAL STATEMENTS

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(UNAUDITED)

	March 31,	December 31,
	2010	2009
Assets
Cash and due from banks	$94,658	$68,610
Federal funds sold	39,400	80,000
Total cash and cash equivalents	134,058	148,610
Securities
Available for sale (amortized cost of $255,953 in 2010 and $199,139 in 2009)	261,565	205,610
Held to maturity (fair value of $285,677 in 2010 and $273,316 in 2009)	277,916	265,908
Federal Home Loan Bank stock	7,599	7,599
Total securities	547,080	479,117
Loans, less allowance for loan losses of $27,165 in 2010 and $25,922 in 2009	1,147,463	1,167,675
Bank-owned life insurance	38,099	37,601
Premises and equipment, net	43,384	43,768
Other real estate	24,789	25,994
Accrued interest and other assets	38,029	35,818
Total assets	$1,972,902	$1,938,583

Liabilities and shareholders’ equity
Deposits
Demand-noninterest-bearing	$122,367	$125,132
Prepaid solutions cards deposits	31,537	30,577
Interest-bearing	1,634,373	1,601,278
Total deposits	1,788,277	1,756,987
Prepaid solutions cards liabilities	4,405	6,315
Accrued interest and other liabilities	21,095	17,288

Common stock in ESOP subject to contingent repurchase obligation	34,974	31,230

Shareholders’ equity
Common stock, no par value; 15,000,000 shares authorized; 426,850 shares issued and outstanding	3,412	3,412
Surplus	35,453	35,453
Retained earnings	117,187	115,544
Accumulated other comprehensive income	3,073	3,584
Amount reclassified on ESOP shares	(34,974)	(31,230)
Total shareholders’ equity	124,151	126,763
Total liabilities and shareholders’ equity	$1,972,902	$1,938,583

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Dollars in thousands, except per share data)

(UNAUDITED)

	2010	2009
Interest income
Loans, including fees	$15,044	$16,004
Securities
Taxable	3,969	5,032
Exempt from federal income tax	362	276
Federal funds sold	45	25
Total interest income	19,420	21,337

Interest expense
Deposits	5,368	6,485
Other	—	42
Total interest expense	5,368	6,527
Net interest income	14,052	14,810
Provision for loan losses	2,375	1,300
Net interest income after provision for loan losses	11,677	13,510

Noninterest income
Service fees on deposit accounts	1,328	1,396
Debit card fees	506	481
Bank-owned life insurance	414	(221)
Other	882	923
Total noninterest income	3,130	2,579

Noninterest expense
Salaries and employee benefits	5,950	5,530
Furniture and equipment	1,348	1,381
Occupancy	1,330	1,494
FDIC assessments	1,183	327
Professional fees	585	844
Other real estate owned	569	47
Loan administration	566	119
Advertising and promotion	168	211
Other	1,079	1,180
Total noninterest expense	12,778	11,133

Income from continuing operations before income taxes	2,029	4,956
Income tax expense	386	1,269
Net income from continuing operations	1,643	3,687
Discontinued operations, net of tax	—	207
Net income	$1,643	$3,894

Comprehensive income from continuing operations	$1,132	$3,136
Comprehensive income from discontinued operations	—	207
Total comprehensive income	$1,132	$3,343

Earnings from continuing operations per share	$3.85	$8.54
Earnings from discontinued operations per share	$—	$0.48
Earnings per share	$3.85	$9.02
Average shares outstanding	426,850	431,486

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Dollars in thousands, except per share data)

(UNAUDITED)

	Common Stock and Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2009	$41,523	$120,676	$(1,300)	$(46,670)	$114,229

Repurchase and retirement of 3,884 shares of common stock	(2,008)				(2,008)
Comprehensive income
Net income		3,894			3,894
Change in unrealized loss on available for sale securities, net of reclassification and tax effects			(556)		(556)
Change in post-retirement obligation, net of tax effects			5		5
Total comprehensive income					3,343
Cash dividends declared - $8.00 per share		(3,440)			(3,440)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation				4,264	4,264
Balance, March 31, 2009	$39,515	$121,130	$(1,851)	$(42,406)	$116,388

	Common Stock and Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2010	$38,865	$115,544	$3,584	$(31,230)	$126,763

Comprehensive income
Net income		1,643			1,643
Change in unrealized gains on available for sale securities, net of reclassification and tax effects			(517)		(517)
Change in post-retirement obligation, net of tax effects			6		6
Total comprehensive income					1,132
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation				(3,744)	(3,744)
Balance, March 31, 2010	$38,865	$117,187	$3,073	$(34,974)	$124,151

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Dollars in thousands)

(UNAUDITED)

	2010	2009
Cash flows from operating activities
Net income	$1,643	$3,894
Adjustments to reconcile net income to net cash provided by continuing operating activities
Depreciation	782	827
Provision for loan losses	2,375	1,300
Deferred income tax provision	386	1,453
Net premium amortization and discount (accretion) of securities	508	(93)
(Increase) decrease in carrying value of bank-owned life insurance	(414)	221
Net gain on sales of loans held for sale	—	(76)
Sales of loans held for sale	—	10,361
Origination of loans held for sale	—	(10,969)
Net loss on sales of premises and equipment	4	—
Net gain on sales of other real estate	(28)	(14)
Write down of other real estate	315	—
Increase in accrued interest and other assets	(2,250)	(2,663)
Increase in accrued interest and other liabilities	3,808	2,330
Net cash provided by discontinued operating activities	—	761
Net cash provided by operating activities	7,129	7,332
Cash flows from investing activities
Securities available for sale
Maturities, calls and redemptions	28,296	17,259
Purchases	(85,488)	(466)
Securities held to maturity and FHLB stock
Maturities, calls and redemptions	26,186	15,779
Purchases	(38,324)	(6,560)
Net decrease in loans	17,028	15,846
Investment in bank-owned life insurance	(84)	(54)
Purchases of premises and equipment	(402)	(1,271)
Sales of other real estate	1,727	257
Net cash provided by discontinued investing activities	—	184
Net cash (used in) provided by continuing investing activities	(51,061)	40,974
Cash flows from financing activities
Net increase in deposits	31,290	32,988
Net decrease in federal funds purchased	—	(55,000)
Repurchase and retirement of common stock	—	(2,008)
Net decrease in prepaid solutions cards deposits	(1,910)	(1,675)
Dividends paid	—	(3,440)
Net cash provided by (used in) financing activities	29,380	(29,135)
Net (decrease) increase in cash and cash equivalents	(14,552)	19,171
Beginning cash and cash equivalents	148,610	55,474
Ending cash and cash equivalents	$134,058	$74,645
Supplemental disclosures
Cash paid for interest	$4,528	$5,759
Cash paid for income taxes	—	130
Other real estate acquired through loan foreclosures	809	—

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The condensed consolidated financial statements include the accounts of West Suburban Bancorp, Inc. (“West Suburban”) and West Suburban Bank (the “Bank” and collectively with West Suburban and its other direct and indirect subsidiaries, the “Company”). Intercompany accounts and transactions have been eliminated. The unaudited interim consolidated financial statements are prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual financial statements have been omitted. The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the latest Annual Report on Form 10-K filed by the Company. The condensed consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. The Company has evaluated subsequent events for potential recognition and/or disclosure through May 10, 2010.

Note 2 - Securities

At March 31, 2010 and December 31, 2009, the amortized cost, unrealized gains and losses and fair value of securities available for sale were as follows:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$9,990	$—	$(80)	$9,910
U.S. government sponsored enterprises	46,833	753	(2)	47,584
Mortgage-backed: residential	189,647	4,917	(365)	194,199
States and political subdivisions	9,483	401	(12)	9,872
Total debt securities	$255,953	$6,071	$(459)	$261,565

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored enterprises	$49,621	$909	$(46)	$50,484
Mortgage-backed: residential	139,151	5,313	(13)	144,451
States and political subdivisions	10,367	314	(6)	10,675
Total debt securities	$199,139	$6,536	$(65)	$205,610

At March 31, 2010 and December 31, 2009, the amortized cost, unrealized gains and losses and fair value of securities held to maturity were as follows:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$9,949	$—	$—	$9,949
U.S. government sponsored enterprises	45,456	304	(56)	45,704
Mortgage-backed: residential	174,020	7,373	(203)	181,190
States and political subdivisions	48,491	639	(296)	48,834
Total	$277,916	$8,316	$(555)	$285,677

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored enterprises	$41,199	$392	$(48)	$41,543
Mortgage-backed: residential	178,129	7,029	(160)	184,998
States and political subdivisions	46,580	429	(234)	46,775
Total	$265,908	$7,850	$(442)	$273,316

At March 31, 2010, the amortized cost and fair value of debt securities available for sale and held to maturity by contractual maturity were as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$8,025	$8,137	$30,937	$30,879
Due after 1 year through 5 years	44,112	44,702	40,252	40,517
Due after 5 years through 10 years	7,856	7,901	17,744	17,951
Due after 10 years	6,313	6,626	14,963	15,140
Mortgage-backed: residential	189,647	194,199	174,020	181,190
Total	$255,953	$261,565	$277,916	$285,677

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities during the three months ended March 31, 2010 and 2009.

Securities with a carrying value of $103,553 and $114,177 at March 31, 2010 and December 31, 2009, respectively, were pledged to secure public deposits, fiduciary activities and for other purposes required or permitted by law.

Securities with unrealized losses at March 31, 2010 and December 31, 2009 are presented below by the length of time the securities have been in a continuous unrealized loss position:

	March 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasuries	$9,910	$(80)	$—	$—	$9,910	$(80)
U.S. government sponsored enterprises	20,194	(58)	—	—	20,194	(58)
Mortgage-backed: residential	58,504	(526)	740	(42)	59,244	(568)
States and political subdivisions	31,924	(143)	2,626	(165)	34,550	(308)
Total temporarily impaired	$120,532	$(807)	$3,366	$(207)	$123,898	$(1,014)

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government sponsored enterprises	$25,637	$(94)	$—	$—	$25,637	$(94)
Mortgage-backed: residential	21,072	(136)	751	(37)	21,823	(173)
States and political subdivisions	2,964	(97)	1,001	(143)	3,965	(240)
Total temporarily impaired	$49,673	$(327)	$1,752	$(180)	$51,425	$(507)

Other-Than-Temporary Impairment Evaluation

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held to maturity are generally evaluated for OTTI under Financial Accounting Standards Board (“FASB”) guidance “Investments in Debt and Equity Securities.” However, certain purchased beneficial interests, including non-agency mortgage-backed securities and collateralized debt obligations that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in FASB guidance “Beneficial Interests in Securitized Financial Assets.”

In determining OTTI on debt securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; (3) whether the market decline was affected by macroeconomic conditions; and (4) whether the Company has the intent to sell the debt security or whether it is more likely than not the Company will be required to sell the debt security before its anticipated recovery. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

In determining OTTI on purchased beneficial interests the Company evaluates the present value of future cash flows to determine if there has been an adverse change in the remaining expected future cash flows.

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

In accordance with FASB guidance, unrealized losses on these debt securities are not recognized because management does not have the intent to sell the securities and it is not more likely than not that the Company would be required to sell the securities prior to the anticipated recovery. The Company has concluded that as of March 31, 2010, its debt securities were not other-than-temporarily impaired.

Note 3 - Loans

Major classifications of loans were as follows:

	March 31, 2010	December 31, 2009
Commercial	$257,704	$267,432
Consumer	2,825	3,031
Indirect automobile	2,041	2,395
Real estate
Residential	220,554	219,551
Commercial	285,765	280,442
Home equity	227,347	232,607
Construction	167,617	175,186
Credit card	9,147	9,874
Other	1,628	3,079
Total	1,174,628	1,193,597
Allowance for loan losses	(27,165)	(25,922)
Loans, net	$1,147,463	$1,167,675

The Company makes commercial, consumer and residential real estate loans primarily to customers throughout the western suburbs of Chicago. Construction loans are primarily made to customers engaged in the development and construction of residential real estate projects within the Company’s market area. From time to time the Company will make loans outside of its market area.

Changes in the allowance for loan losses were as follows:

	March 31, 2010	December 31, 2009
Balance, beginning of year	$25,922	$15,578
Provision for loan losses	2,375	24,925
Loans charged-off	(1,185)	(14,952)
Recoveries	53	371
Balance, end of year	$27,165	$25,922

Impaired loans are summarized as follows:

	March 31, 2010	December 31, 2009
Period-end loans with no allocated allowance for loan losses	$28,886	$30,754
Period-end loans with allocated allowance for loan losses	24,231	14,636
Total	$53,117	$45,390

Amount of the allowance for loan losses allocated to impaired loans at year-end	$3,062	$1,527

Nonperforming loans were as follows:

	March 31, 2010	December 31, 2009
Loans past due 90 days or more still on accrual	$5,667	$790
Nonaccrual loans	43,387	38,038
Total nonperforming loans	$49,054	$38,828

Note 4 - Financial Instruments with Off-Balance Sheet Risk

Unused lines of credit and other commitments to extend credit not reflected in the financial statements are as follows:

	March 31, 2010			December 31, 2009
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commercial loans and lines of credit	$747	$140,272	$141,019	$1,434	$169,158	$170,592
Check credit lines of credit	989	—	989	1,027	—	1,027
Mortgage loans	7,797	—	7,797	8,419	—	8,419
Home equity lines of credit	2,707	148,118	150,825	2,508	152,281	154,789
Letters of credit	—	17,521	17,521	—	14,650	14,650
Credit card lines of credit	—	39,179	39,179	—	38,771	38,771
Total	$12,240	$345,090	$357,330	$13,388	$374,860	$388,248

Fixed rate commercial loan commitments at March 31, 2010 had interest rates ranging from 6.0% to 7.3% with terms ranging from 6 months to 5 years. Fixed rate mortgage loan commitments at March 31, 2010 had interest rates ranging from 4.4% to 5.5% with terms ranging from 10 to 30 years. Fixed rate home equity lines of credit at March 31, 2010 had interest rates ranging from 6.0% to 7.0% with terms ranging from 2 to 3 years. Fixed rate check credit lines of credit at March 31, 2010 had interest rates of 18.0%.

Note 5 - Common Stock in ESOP Subject to Contingent Repurchase Obligation

At March 31, 2010 and December 31, 2009, the Employee Stock Ownership Plan (the “ESOP”) held 91,317 shares of West Suburban common stock. Upon termination of their employment, participants who elect to receive their benefit distributions in the form of West Suburban common stock may require the Company to purchase the common stock distributed at fair value during two 60-day periods. The first purchase period begins on the date the benefit is distributed and the second purchase period begins on the first anniversary of the distribution date. This contingent repurchase obligation is reflected in the Company’s financial statements as “Common stock in ESOP subject to contingent repurchase obligation” and reduces shareholders’ equity by an amount that represents the independently appraised fair value of all West Suburban common stock held by the ESOP and allocated to participants, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares.

Note 6 - New Accounting Pronouncements

Adoption of New Accounting Standards

In April 2009, the FASB issued guidance that emphasizes that the objective of a fair value measurement does not change even when market activity for the asset or liability has decreased significantly.  Fair value is the price that would be received for an asset sold or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  When observable transactions or quoted prices are not considered orderly, then little, if any, weight should be assigned to the indication of the asset or liability’s fair value.   Adjustments to those transactions or prices should be applied to determine the appropriate fair value.  The guidance, which was applied prospectively, was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In August 2009, the FASB amended existing guidance for the fair value measurement of liabilities by clarifying that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, that uses quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with existing fair value guidance. The amendments in this guidance also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance was effective for the first reporting period beginning after issuance. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminated the concept of a qualifying special purpose entity.  This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance.  The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB amended guidance for consolidation of variable interest entity guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 7 - Retirement Benefits

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

The eligible retirement age under the plan is age 62 and the plan is unfunded. Net postretirement benefit costs are summarized in the following table:

	Three Months Ended
	March 31,
	2010	2009
Service cost	$9	$10
Interest cost	15	15
Amortization of prior service cost	5	5
Recognized net actuarial gain	5	7
Net periodic benefit cost	$34	$37

Note 8 - Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and in Illinois. The Company is no longer subject to examination by the U.S. federal tax authorities or by Illinois tax authorities for years prior to 2006.

Income tax expense decreased 72.5% for the first three months of 2010 compared to the first three months of 2009. The effective tax rates for the first three months of 2010 and 2009 were 19.0% and 26.5%, respectively. The decline is due to the decline in pretax income.

Note 9 - Fair Value

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  There are three levels of inputs that may be used to measure fair values:

Level 1 — Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 — Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Securities:  The fair value of securities is determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair value is calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair value is calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

Impaired Loans:  The fair value of impaired loans secured by real estate with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Other Real Estate:  Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification.   In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

Assets and liabilities measured at fair value on a recurring basis and a non-recurring basis are as follows:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2010 Recurring basis
U.S. Treasuries	$9,910	$9,910	$—	$—
U.S. government sponsored enterprises	47,584	—	47,584	—
Mortgage-backed: residential	194,199	—	194,199	—
State and political subdivisions	9,872	—	9,872	—
Total securities available for sale	$261,565	$9,910	$251,655	$—

March 31, 2010 Non-recurring basis
Impaired loans	$21,169	$—	$—	$21,169
Other real estate	24,789	—	—	24,789

December 31, 2009 Recurring basis
U.S. government sponsored enterprises	$50,484	$—	$50,484	$—
Mortgage-backed: residential	144,451	—	144,451	—
State and political subdivisions	10,675	—	10,675	—
Total securities available for sale	$205,610	$—	$205,610	$—

December 31, 2009 Non-recurring basis
Impaired loans	$13,109	$—	$—	$13,109
Other real estate	25,994	—	—	25,994

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $24,231 with a valuation allowance of $3,062 at March 31, 2010, resulting in an additional provision for loan losses of $1,535 during the first three months of 2010. At December 31, 2009, impaired loans had a carrying amount of $14,636, with a valuation allowance of $1,527.

At March 31, 2010, other real estate which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $24,789, which was made up of the outstanding balance of $25,450, net of a valuation allowance of $661, resulting in a write-down of $315 for the quarter. At December 31, 2009, other real estate, had a net carrying amount of $25,994, which was made up of the outstanding balance of $26,390, net of a valuation allowance of $396.

Carrying values and estimated fair values of the Company’s financial instruments as of March 31, 2010 and December 31, 2009 are set forth in the table below:

	2010		2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents	$134,058	$134,058	$148,610	$148,610
Securities
Available for sale	261,565	261,565	205,610	205,610
Held to maturity	277,916	285,677	265,908	273,316
Federal Home Loan Bank stock	7,599	N/A	7,599	N/A
Loans, less allowance for loan losses	1,147,463	1,153,271	1,167,675	1,166,369
Accrued interest	6,371	6,371	6,048	6,048

Financial liabilities
Deposits	1,788,277	1,804,314	1,756,987	1,774,132
Accrued interest	5,835	5,835	4,994	4,994

Estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits and variable rate loans or deposits that reprice frequently and fully are each based on carrying value. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to estimated life and credit. Fair value of debt is based on current rates for similar financing. It was not practical to determine the fair value of FHLB stock due to the restrictions placed on its transferability. The fair value of off-balance-sheet items is not considered material.

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

In management’s view, the accounting policies that are critical to the Company are those relating to estimates, assumptions and judgments regarding the determination of the adequacy of the allowance for loan losses, the Company’s federal and state tax obligations, the determination of the fair value of certain of the Company’s investment securities and the determination of the carrying value of the Company’s other real estate.

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

Loans are evaluated on a category-by-category basis to determine the appropriate allocation of the allowance to each category. In addition, individual commercial, construction and commercial mortgage loans are evaluated to determine if a specific loss allocation is needed for problem loans deemed to have a shortfall in collateral. Management also considers the borrower’s current economic status, including liquidity and future business viability. Other factors used in the allocation of the allowance include levels and trends of past dues and charge-offs along with concentrations of credit within the commercial and commercial real estate loan portfolios. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future developments occur. Along with the allocation of the allowance on a category-by-category basis and the specific allocations for individual borrowing relationships, the allowance includes a relatively small portion that remains unallocated. Management adjusts the allowance for loan losses by an amount sufficient to maintain the allowance at the level determined appropriate. A loan is fully or partially charged-off when all or a portion of the loan is deemed to be uncollectible by management. The Company believes that the allowance for loan losses is adequate to provide for estimated probable incurred credit losses in the loan portfolio.

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

Temporary Decline in Fair Value of Securities. The Company evaluates its debt and equity securities for other-than-temporary impairment under FASB guidance “Investments in Debt and Equity Securities.” The guidance applies to debt securities, as well as equity securities not accounted for under the equity method (i.e., cost method investments), unless the investments are subject to other accounting guidance, such as FASB guidance “Beneficial Interest in Securitized Financial Assets.” Investments in securitized structures such as collateralized mortgage obligations and collateralized debt obligations that are not high quality investment grade securities upon acquisition are subject to this guidance. High quality investment grade securities are defined as securities with an investment grade of “AA” or higher.

In accordance with FASB guidance “Investments in Debt and Equity Securities,” declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses. In determining OTTI on debt securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; (3) whether the market decline was affected by macroeconomic conditions; and (4) whether the Company has the intent to sell the debt security or whether it is more likely than not the Company will be required to sell the debt security before its anticipated recovery. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

Other Real Estate. Assets acquired through or instead of loan foreclosure are initially recorded at lower of cost or fair value less costs to sell when acquired, establishing a new cost basis.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  Operating costs after acquisition are expensed as incurred.

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

The following table presents the Company’s significant fixed and determinable contractual obligations and significant commitments by payment date as of March 31, 2010 (dollars in thousands). The payment amounts represent those amounts contractually due to the recipient and do not include any carrying value adjustments.

	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
Deposits without a stated maturity	$1,216,307	$—	$—	$—	$1,216,307
Time deposits	351,488	102,193	86,569	183	540,433
Prepaid solutions cards deposits	31,537	—	—	—	31,537
Operating leases	526	721	471	296	2,014
Prepaid solutions cards liabilities	4,405	—	—	—	4,405
Commitments to extend credit
Fixed rate					12,240
Variable rate					345,090
Deferred compensation					7,485
Postretirement benefit plan					1,015

At March 31, 2010 and December 31, 2009, the ESOP held 91,317 shares of West Suburban common stock. Upon termination of their employment, participants who elect to receive their benefit distributions in the form of West Suburban common stock may require the Company to purchase the common stock distributed at fair value. A more detailed discussion concerning this obligation is presented in Note 5 to the Company’s Condensed Consolidated Financial Statements included in this report. At March 31, 2010 and December 31, 2009, this contingent repurchase obligation reduced shareholders’ equity by $35.0 million and $31.2 million, respectively.

Balance Sheet Analysis

Total Assets. Total consolidated assets at March 31, 2010 increased 1.8% from December 31, 2009. This increase was primarily due to an increase in the securities portfolio, offset by a decrease in the loan portfolio.

Cash and Cash Equivalents. Cash and cash equivalents at March 31, 2010 decreased 9.8% from December 31, 2009, primarily due to a decrease in federal funds sold, offset by an increase in cash and due from banks. As rates on federal funds sold remained at historically low levels, the Company increased its available for sale securities portfolio. This was done in order to earn a higher rate of return compared to federal funds sold while maintaining a high level of liquidity in response to the uncertain economy.

Securities. The Company’s securities portfolio increased 14.2% during the first three months of 2010. This increase was primarily due to investments in U.S. government sponsored enterprise issued mortgage-backed securities and U.S. Treasury securities. The Company manages its investment portfolio to maximize the return on invested funds within acceptable risk guidelines, to meet pledging and liquidity requirements, and to adjust balance sheet interest rate sensitivity in an effort to insulate net interest income against the impact of interest rate changes. The Company will continue to monitor its level of available for sale and held to maturity securities and will classify new securities purchased in the appropriate category at the time of purchase. At March 31, 2010, the Company’s accumulated comprehensive income due to unrealized gains and losses on securities available for sale was $3.4 million compared to $3.9 million at December 31, 2009.

Securities available for sale are carried at fair value, securities held to maturity are carried at amortized cost and Federal Home Loan Bank stock is carried at historical cost. The carrying values of the Company’s major categories of securities are summarized in the following table (dollars in thousands):

	March 31, 2010	December 31, 2009	Dollar Change	Percent Change
Securities available for sale
U.S. Treasuries	$9,910	$—	$9,910	N/A
U.S. government sponsored enterprises	47,584	50,484	(2,900)	(5.7)%
Mortgage-backed: residential	194,199	144,451	49,748	34.4%
States and political subdivisions	9,872	10,675	(803)	(7.5)%
Total securities available for sale	261,565	205,610	55,955	27.2%

Securities held to maturity
U.S. Treasuries	9,949	—	9,949	N/A
U.S. government sponsored enterprises	45,456	41,199	4,257	10.3%
Mortgage-backed: residential	174,020	178,129	(4,109)	(2.3)%
States and political subdivisions	48,491	46,580	1,911	4.1%
Total securities held to maturity	277,916	265,908	12,008	4.5%
Federal Home Loan Bank stock	7,599	7,599	—	0.0%
Total securities	$547,080	$479,117	$67,963	14.2%

Fair values for U.S. Treasuries and U.S. government sponsored enterprise issued securities are determined using a combination of daily closing prices, evaluations, income data, security master (descriptive) data and terms and conditions data. Additional data used to compute the fair value of U.S. government sponsored enterprise issued residential mortgage-backed pass-through securities (FHLMC, FNMA, and GNMA pools) includes daily composite seasoned, pool-specific, and generic coupon evaluations, and factors and descriptive data for individual pass-through pools. Additional data used to compute the fair value of U.S. government sponsored entity issued collateralized mortgage obligations include daily evaluations and descriptive data.

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

Loans. Total loans outstanding at March 31, 2010 decreased 1.6% from December 31, 2009, primarily due to decreases in the commercial, construction and home equity loan portfolios. The decrease in the commercial loan portfolio was primarily due to customers paying down their commercial revolving lines of credit. The decrease in the construction loan portfolio was primarily due to the payoff of four accounts. The decrease in the home equity loan portfolio was primarily due to payoffs resulting from refinancing activity, as well as a decrease in home equity loan originations.

Balances in the Company’s loans are summarized in the following table (dollars in thousands):

	March 31, 2010	December 31, 2009	Dollar Change	Percent Change
Commercial	$257,704	$267,432	$(9,728)	(3.6)%
Consumer	2,825	3,031	(206)	(6.8)%
Indirect automobile	2,041	2,395	(354)	(14.8)%
Real estate
Residential	220,554	219,551	1,003	0.5%
Commercial	285,765	280,442	5,323	1.9%
Home equity	227,347	232,607	(5,260)	(2.3)%
Construction	167,617	175,186	(7,569)	(4.3)%
Credit card	9,147	9,874	(727)	(7.4)%
Other	1,628	3,079	(1,451)	(47.1)%
Total	1,174,628	1,193,597	(18,969)	(1.6)%
Allowance for loan losses	(27,165)	(25,922)	(1,243)	4.8%
Loans, net	$1,147,463	$1,167,675	$(20,212)	(1.7)%

Allowance for Loan Losses and Asset Quality.  The level of the allowance for loan losses is determined by evaluating the general allowance, which is allocated to pools of loans, as well as the specific allowance allocated to impaired loans. The Company utilizes a matrix which tracks changes in various categories that management has determined to have direct effects on the performance of the loan portfolio. These categories include charge-off history, trends in the national and local economies, loan concentrations, past due trends, loan volume trends and loan risk migration. The matrix assigns factors to each loan category which is used to determine the amount of the general allowance. The specific allowance allocated to impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the loan’s collateral, if repayment of the loan is collateral dependent.

The increase in the allowance for loan losses was primarily due to the increase in the specific allowance allocated to impaired loans. Net loan charge-offs were $1.1 million and $.6 million for the three months ended March 31, 2010 and 2009, respectively. Nonperforming loans (nonaccrual and loans past due 90 days or more still on accrual) increased to $49.1 million at March 31, 2010, from $38.8 million at December 31, 2009. Nonaccrual loans increased to $43.4 million at March 31, 2010 from $38.0 million at December 31, 2009. This increase was primarily due to the addition of four commercial relationships totaling $5.2 million to nonaccrual. Subsequent to the end of the first quarter of 2010, one of these relationships totaling $2.0 million was brought current. Additionally, six residential real estate relationships totaling $1.6 million were classified as nonaccrual. These increases were partially offset by one commercial relationship in the amount of $.4 million no longer being classified as nonaccrual, as well as the decrease of one nonaccrual commercial relationship in the amount of $.9 million due to a partial charge-off and transfer to other real estate. Loans past due 90 days or more still on accrual increased to $5.7 million at March 31, 2010 from $.8 million at December 31, 2009. Two commercial real estate relationships totaling $3.7 million became 90 days or more past due along with one commercial relationship totaling $1.5 million.

The Company’s ratio of nonperforming loans to total loans was 4.2% at March 31, 2010 and 3.3% at December 31, 2009. The ratio of nonperforming assets to total assets increased to 3.7% at March 31, 2010 from 3.3% at December 31, 2009.

The ratio of the allowance for loan losses to total loans was 2.3% at March 31, 2010 and 2.2% December 31, 2009. The following table presents an analysis of the Company’s nonperforming loans and other real estate as of the dates indicated (dollars in thousands):

	March 31, 2010	December 31, 2009
Loans past due 90 days or more still on accrual	$5,667	$790
Nonaccrual loans	43,387	38,038
Total nonperforming loans	$49,054	$38,828
Nonperforming loans as a percent of total loans	4.2%	3.3%
Allowance for loan losses as a percent of nonperforming loans	55.0%	66.8%
Other real estate	$24,789	$25,994
Nonperforming assets as a percent of total assets	3.7%	3.3%

Impaired loans, which consist of loans past due 90 days or more still on accrual, nonaccrual loans and troubled debt restructurings, are summarized as follows (dollars in thousands):

	March 31, 2010	December 31, 2009
Period-end loans with no allocated allowance for loan losses	$28,886	$30,754
Period-end loans with allocated allowance for loan losses	24,231	14,636
Total	$53,117	$45,390

Impaired loans as of March 31, 2010 increased $7.7 million from December 31, 2009, primarily due to the classification of 27 loan relationships as impaired. The allowance on impaired loans was $3.1 million at March 31, 2010 and $1.5 million at December 31, 2009.

The following table presents an analysis of the Company’s allowance for loan losses for the periods stated (dollars in thousands):

	2010	2009
	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Provision - quarter	$2,375	$10,375	$5,600	$7,650	$1,300
Provision - year to date	2,375	24,925	14,550	8,950	1,300
Net charge-offs - quarter	1,132	9,599	1,694	2,646	642
Net charge-offs - year to date	1,132	14,581	4,982	3,288	642
Allowance at period end	27,165	25,922	25,146	21,240	16,236
Allowance at period end to total loans	2.3%	2.2%	2.1%	1.7%	1.3%

Other Real Estate.  During the first three months of 2010, the Company acquired properties with an aggregate carrying value of $.8 million, and the Company sold properties with an aggregate carrying value of $1.7 million. On a monthly basis, the Company evaluates the carrying value of all other real estate properties and takes write-downs on these properties as necessary. During the first three months of 2010, the Company recorded aggregate write-downs of $.3 million on four commercial loan properties. The Company is actively marketing the properties it holds in its other real estate portfolio in a continuing effort to reduce this portfolio.

Deposits.  Total deposits at March 31, 2010, increased 1.8% from December 31, 2009, primarily due to increased balances in money market checking and savings deposits. Management believes that due to the current state of the economy, some customers have migrated from non-liquid time deposits to more liquid deposit products such as money market checking and savings. In general, management promotes the Company’s deposit products when it believes appropriate and prices its products in a manner intended to retain the Company’s current customers as well as attract new customers while maintaining an acceptable net interest margin. The Company currently holds $31.5 million of deposits related to balances on cards issued by the Company’s former prepaid solutions group. The Company expects to transfer these balances at carrying value during 2010 in connection with the transfer of the Company’s issuing bank responsibilities under the prepaid card programs originated by the Company’s former prepaid solutions group.

Balances in the Company’s major categories of deposits are summarized in the following table (dollars in thousands):

	March 31, 2010	December 31, 2009	Dollar Change	Percent Change
Demand-noninterest-bearing	$122,367	$125,132	$(2,765)	(2.2)%
Prepaid solutions cards deposits	31,537	30,577	960	3.1%
NOW	328,448	328,405	43	0.0%
Money market checking	421,161	403,155	18,006	4.5%
Savings	344,331	330,197	14,134	4.3%
Time deposits
Less than $100,000	393,913	392,501	1,412	0.4%
$100,000 and greater	146,520	147,020	(500)	(0.3)%
Total	$1,788,277	$1,756,987	$31,290	1.8%

Prepaid Solutions Cards. Outstanding balances on prepaid solutions cards, which represent the total of prepaid solution cards deposits and prepaid solutions cards liabilities, decreased 2.6% at March 31, 2010 from December 31, 2009. This decrease was primarily due to declines in two existing programs, which were partially offset by growth in one existing program. On December 4, 2009, the Company sold its prepaid solutions cards division. The Bank remains the card issuing bank under the card programs transferred, although the Bank intends to transfer such responsibilities, and the related assets and liabilities to another financial institution. Although the outstanding balances on prepaid solutions cards will remain on the Company’s balance sheet for a period of time, the Company will no longer record the income and expense associated with the prepaid solutions cards.

CAPITAL RESOURCES

Shareholders’ equity at March 31, 2010 decreased 2.1% from December 31, 2009. The decrease was primarily due to a $3.7 million decrease in the amount reclassified on ESOP shares and a decrease in accumulated comprehensive income of $.5 million. This decrease was partially offset by net income of $1.6 million.

Banking regulations require the Company and the Bank to maintain minimum capital amounts and ratios. As of March 31, 2010, all capital ratios were in excess of the regulatory capital requirements, which call for a minimum total risk-based capital ratio of 8% for each of the Company and the Bank, a minimum Tier 1 risk-based capital ratio of 4% for each of the Company and the Bank and a minimum leverage ratio (3% for the most highly rated banks and bank holding companies that do not expect significant growth; all other institutions are required to maintain a minimum leverage capital ratio of 4% to 5% depending on their particular circumstances and risk and growth profiles) for each of the Company and the Bank. Bank holding companies and their subsidiaries are generally expected to operate at or above the minimum capital requirements.

As of March 31, 2010 and December 31, 2009, the Bank exceeded the minimum capital ratios required for it to qualify as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum ratios for total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets as set forth in the following table. There are no conditions or events since March 31, 2010 that management believes would result in a change of it being considered “well-capitalized.” On a consolidated basis, the Company also exceeded regulatory capital requirements as of these dates. In accordance with applicable regulations, the appraised fair value of West Suburban common stock owned by the ESOP is included in Tier 1 capital.

The following table sets forth the actual and minimum capital ratios of the Company and the Bank as of the dates indicated (dollars in thousands):

	Actual		Minimum To Be Well- Capitalized		Excess
As of March 31, 2010	Amount	Ratio	Amount	Ratio	Amount
Total capital (to risk weighted assets)
Company	$173,203	12.2%	N/A	N/A	N/A
Bank	161,335	11.4%	$141,654	10.0%	$19,681
Tier 1 capital (to risk weighted assets)
Company	155,339	10.9%	N/A	N/A	N/A
Bank	143,559	10.1%	84,993	6.0%	58,566
Tier 1 capital (to average assets)
Company	155,339	8.0%	N/A	N/A	N/A
Bank	143,559	7.4%	96,824	5.0%	46,735

As of December 31, 2009
Total capital (to risk weighted assets)
Company	$171,609	12.0%	N/A	N/A	N/A
Bank	159,818	11.2%	$142,385	10.0%	$17,433
Tier 1 capital (to risk weighted assets)
Company	153,696	10.8%	N/A	N/A	N/A
Bank	141,920	10.0%	85,431	6.0%	56,489
Tier 1 capital (to average assets)
Company	153,696	8.1%	N/A	N/A	N/A
Bank	141,920	7.5%	95,114	5.0%	46,806

LIQUIDITY

Effective liquidity management ensures the availability of funding sources at minimum cost to meet fluctuating deposit balances, loan demand needs and to take advantage of earnings enhancement opportunities. A large, stable core deposit base and a strong capital position are the solid foundation for the Company’s liquidity position. Liquidity is enhanced by a securities portfolio structured to provide liquidity as needed. The Company also maintains relationships with correspondent banks to purchase federal funds subject to underwriting and collateral requirements. Additionally, subject to credit underwriting, collateral, capital stock, and other requirements of the Federal Home Loan Bank of Chicago (the “FHLB”), the Company is able to borrow from the FHLB on a “same day” basis. As of March 31, 2010, the Company could have borrowed up to approximately $152 million from the FHLB secured by certain of its real estate loans and securities. Furthermore, the Company has agreements in place to borrow up to $61 million in federal funds. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity and maturity schedules of interest-earning assets and interest-bearing liabilities.

Generally, the Company uses cash and cash equivalents and securities available for sale to meet its liquidity needs. As of March 31, 2010 and December 31, 2009, these liquid assets represented 20.1% and 18.3% of total assets, respectively.

During the first three months of 2010, the Company’s cash and cash equivalents decreased $14.6 million. Net cash provided by operating activities was $7.1 million. Net cash used in investing activities was $51.1 million. Net cash provided by financing activities for this period was $29.4 million.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Net Income.  The Company’s net income decreased 57.8% to $1.6 million for the first three months of 2010 compared to $3.9 million for the first three months of 2009. This decrease resulted primarily from an increase in total noninterest expense and provision for loan losses of $1.6 million and $1.1 million, respectively. Additionally, net interest income decreased $.8 million. These decreases were partially offset by an increase in total noninterest income of $.6 million and a decrease in income tax expense of $.9 million.

Net Interest Income.  Net interest income (on a fully tax-equivalent basis) decreased 5.7% for the first three months of 2010 compared to the first three months of 2009. Net interest income is the primary source of income for the Company. Net interest income is the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by changes in volume and yield on interest-earning assets and the volume and rates on interest-bearing liabilities. Interest-earning assets consist of federal funds sold, securities and loans. Interest-bearing liabilities primarily consist of deposits. The net interest margin is the percentage of tax-equivalent net interest income to average earning assets. The Company’s net interest margin (on a fully tax-equivalent basis) decreased to 3.4% for the three-month period ended March 31, 2010 compared to 3.6% for the three-month period ended March 31, 2009.

Total interest income (on a tax-equivalent basis) decreased 9.4% for the first three months of 2010 compared to the first three months of 2009, primarily due to decreasing yields in the Company’s securities portfolio. Securities average balances increased 5.3% for the first three months of 2010 and the average yield on the securities portfolio decreased 114 basis points. Average loan balances decreased 6.3% for the first three months of 2010 and the average yield on the loan portfolio increased 2 basis points. Yields on the Company’s home equity portfolio and residential real estate portfolio decreased by 31 and 26 basis points, respectively, primarily due to a significant increase in nonaccrual loans. Yields on the Company’s commercial loan portfolio increased 37 basis points primarily due to loans that are 45 days or more past due triggering a higher default rate.

Total interest expense decreased 17.8% for the first three months of 2010 compared to the first three months of 2009. Lower interest on deposits, resulting from lower yields on interest-bearing deposits, accounted for most of the decrease. The decline was primarily due to the lower cost of funds on interest-bearing deposits which decreased 43 basis points to 1.4% at March 31, 2010, from 1.8% at March 31, 2009. Approximately 65% of time deposits are scheduled to mature within one year.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities (on a fully tax-equivalent basis) for the first three months ended March 31, 2010, as compared to the same period in 2009 (dollars in thousands):

	Change due to		Total
	Volume	Rate	Change
Interest Income
Federal funds sold	$27	$(7)	$20
Securities	219	(1,295)	(1,076)
Loans	(1,024)	59	(965)
Total interest income	(778)	(1,243)	(2,021)
Interest Expense
Interest-bearing deposits	451	(1,568)	(1,117)
Other interest-bearing liabilities	(42)	—	(42)
Total interest expense	409	(1,568)	(1,159)
Net interest income	$(1,187)	$325	$(862)

The following table presents an analysis of the Company’s year-to-date average interest-earning assets, demand-noninterest-bearing deposits and interest-bearing liabilities as of the dates indicated (dollars in thousands):

	2010	2009
	March 31	December 31	September 30	June 30	March 31
Federal funds sold	$78,227	$61,280	$55,339	$44,024	$31,722
Securities	486,596	449,239	443,848	446,955	462,309
Loans	1,144,915	1,201,646	1,210,884	1,220,487	1,222,363
Total interest-earning assets	$1,709,738	$1,712,165	$1,710,071	$1,711,466	$1,716,394

Demand-noninterest-bearing deposits	$154,976	$152,332	$148,988	$144,088	$129,196
Interest-bearing deposits	1,608,878	1,525,659	1,512,697	1,498,593	1,473,667
Total deposits	$1,763,854	$1,677,991	$1,661,685	$1,642,681	$1,602,863
Total interest-bearing liabilities	$1,608,878	$1,534,127	$1,524,018	$1,515,663	$1,507,430

Provision for Loan Losses.  Provision for loan losses increased $1.1 million for the first three months of 2010 compared to the first three months of 2009.  This increase was primarily due to the increase in the specific allowance allocated to impaired loans. A more detailed discussion of the allowance for loan losses is presented in the Allowance for Loan Losses and Asset Quality section of this report.

Based on the continued deterioration of the national and local economies and its impact on the Company’s loan portfolio, the Company has determined that a higher general component of the allowance for loan losses is necessary to absorb the probable losses inherent in the loan portfolio. At March 31, 2010, the overall general component of the allowance for loan losses was 2.1% of total loans as compared to 2.0% at December 31, 2009.

Noninterest Income.  Total noninterest income increased 21.4% for the first three months of 2010 compared to the first three months of 2009. The Company recorded BOLI income of $.4 million for the first three months of 2010 compared to BOLI expense of $.2 million for the first three months of 2009. This was primarily due to an increase in the market value of the underlying investments associated with the specific account assets. Service fees on deposit accounts decreased $.1 million primarily due to decreased fees associated with the overdraft honors program.

Noninterest Expense.  Total noninterest expense increased 14.8% for the first three months of 2010 compared to the first three months of 2009. Salaries and employee benefits increased $.4 million primarily due to an increase in the market value of the underlying investments associated with the insurance policies that are tied to the Company’s deferred compensation plans. Occupancy expense decreased $.2 million primarily due to decreased building maintenance expenses. FDIC assessments increased $.9 million due to several factors, including increased assessments issued by the FDIC in support of the deposit insurance fund as well as the Temporary Liquidity Guarantee Program and the Company’s participation in the FDIC’s Transaction Account Guarantee Program. Professional fees decreased $.3 million primarily due to reduced costs associated with Bank Secrecy Act compliance and other compliance related matters. Other real estate owned expense increased $.5 million due to costs of maintaining other real estate owned properties and a $.3 million write down in asset value. Loan administration expense increased $.5 million primarily due to real estate tax payments on several commercial loans along with expenses incurred in connection with the collection of lease payments from one large commercial loan customer.

Income Taxes.  Income tax expense decreased 72.5% for the first three months of 2010 compared to the first three months of 2009. The effective tax rates for the first three months of 2010 and 2009 were 19.0% and 26.5%, respectively. The decline is due to reduced pretax income and the impact of permanent differences resulting from, among other items, municipal income and BOLI income.

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

Presented below are the Company’s projected changes in net interest income over a twelve-month horizon for the various rate shock levels as of the periods indicated (dollars in thousands):

March 31, 2010	Amount	Dollar Change	Percent Change
+200 basis points	$59,935	$2,159	3.7%
+100 basis points	58,383	607	1.1%
Base	57,776	—	—
-100 basis points	50,041	(7,735)	(13.4)%
-200 basis points	45,243	(12,533)	(21.7)%

December 31, 2009	Amount	Dollar Change	Percent Change
+200 basis points	$58,194	$2,388	4.3%
+100 basis points	56,317	511	0.9%
Base	55,806	—	—
-100 basis points	49,048	(6,758)	(12.1)%
-200 basis points	44,371	(11,435)	(20.5)%

In a falling rate environment, the Company is projected to have a decrease in net interest income.  However, it is not possible for many of the Company’s deposit rates to fall 100 or 200 basis points due to their current rates already being below 100 basis points at March 31, 2010.  The target federal funds rate is currently set by the Federal Reserve at a rate between 0 and 25 basis points. As a result, a 200 basis point decline in overall rates would only have between a 0 and 25 basis point decline in both federal funds and the prime rate.  Further, other rates that are currently below 1% or 2% (e.g. U.S. Treasuries and LIBOR) would not fall below 0% with an overall 100 or 200 basis point decrease in rates. Many of the Company’s variable rate loans are set to an index tied to prime, federal funds or LIBOR, and as a result, a further decrease in rates would not have a substantial impact on loan yields. Accordingly, management believes that the analyses resulting from 100 and 200 basis point downward changes are not meaningful in light of current interest rate levels.

ITEM 4.                 CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2010. Based on that evaluation, the Company’s Chairman and Chief Executive Officer and the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified. That evaluation did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.                 LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party other than ordinary course, routine litigation incidental to the Company’s business.

ITEM 1A.  RISK FACTORS

There have been no material changes in the risk factors applicable to the Company from those disclosed in the Company’s 2009 Annual Report on Form 10-K.

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                 (REMOVED AND RESERVED)

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

Date: May 10, 2010
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