Form 10-Q
period 2010-06-30
WEST SUBURBAN BANCORP INC
filed 2010-08-09
CIK 805080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2010

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

As of August 9, 2010, 426,850 shares of West Suburban common stock were outstanding.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, those set forth in the “Risk Factors” section included under Item 1A of Part I of the Company’s most recently filed Annual Report on Form 10-K and under Item 1A in Part II of this report and the following:

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

•            The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, taxation, insurance and monetary and financial matters, as well as any laws and regulations otherwise affecting the Company, including the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act and other laws and regulations intended to address the current stresses in the U.S. and global financial markets, national security and money laundering.

•            The effects of continued adverse market conditions and further volatility in investment securities generally, which may result in a deterioration in the value of the securities in the Company’s securities portfolio.

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

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission, including the risk factors disclosed in the Company’s most recently filed Annual Report on Form 10-K and in Part II, Item 1A of this report.

PART I

ITEM 1.      FINANCIAL STATEMENTS

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(UNAUDITED)

	June 30,	December 31,
	2010	2009
Assets
Cash and due from banks	$90,103	$68,610
Federal funds sold	200	80,000
Total cash and cash equivalents	90,303	148,610
Securities
Available for sale (amortized cost of $346,341 in 2010 and $199,139 in 2009)	353,394	205,610
Held to maturity (fair value of $266,015 in 2010 and $273,316 in 2009)	255,552	265,908
Federal Home Loan Bank stock	7,599	7,599
Total securities	616,545	479,117
Loans, less allowance for loan losses of $28,721 in 2010 and $25,922 in 2009	1,127,307	1,167,675
Bank-owned life insurance	37,940	37,601
Premises and equipment, net	42,658	43,768
Other real estate	22,000	25,994
Accrued interest and other assets	36,897	35,818
Total assets	$1,973,650	$1,938,583

Liabilities and shareholders’ equity
Deposits
Demand-noninterest-bearing	$131,550	$125,132
Prepaid solutions cards deposits	27,997	30,577
Interest-bearing	1,624,469	1,601,278
Total deposits	1,784,016	1,756,987
Prepaid solutions cards	8,140	6,315
Accrued interest and other liabilities	20,247	17,288

Common stock in ESOP subject to contingent repurchase obligation	36,963	31,230

Shareholders’ equity
Common stock, no par value; 15,000,000 shares authorized; 426,850 shares issued and outstanding	3,412	3,412
Surplus	35,453	35,453
Retained earnings	118,435	115,544
Accumulated other comprehensive income	3,947	3,584
Amount reclassified on ESOP shares	(36,963)	(31,230)
Total shareholders’ equity	124,284	126,763
Total liabilities and shareholders’ equity	$1,973,650	$1,938,583

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Dollars in thousands, except per share data)

(UNAUDITED)

	2010	2009
Interest income
Loans, including fees	$29,656	$31,895
Securities
Taxable	8,486	9,618
Exempt from federal income tax	730	555
Federal funds sold	54	62
Total interest income	38,926	42,130

Interest expense
Deposits	10,296	12,779
Other	—	43
Total interest expense	10,296	12,822
Net interest income	28,630	29,308
Provision for loan losses	5,550	8,950
Net interest income after provision for loan losses	23,080	20,358

Noninterest income
Service fees on deposit accounts	2,659	2,823
Debit card fees	1,046	1,012
Bank-owned life insurance	221	672
Net gain on sale of loans held for sale	—	381
Net realized gains on securities transactions	—	109
Total other-than-temporary impairment losses	—	(5,110)
Portion of loss recognized in other comprehensive income - before tax	—	4,219
Net impariment losses recognized in earnings	—	(891)
Other	1,999	1,716
Total noninterest income	5,925	5,822

Noninterest expense
Salaries and employee benefits	11,251	12,092
Furniture and equipment	2,623	2,898
Occupancy	2,556	2,689
FDIC assessments	2,268	1,793
Professional fees	1,192	1,829
Other real estate owned	1,142	205
Loan administration	1,362	627
Advertising and promotion	455	358
Other	2,316	2,220
Total noninterest expense	25,165	24,711

Income from continuing operations before income taxes	3,840	1,469
Income tax expense	949	79
Net income from continuing operations	2,891	1,390
Discontinued operations, net of tax	—	98
Net income	$2,891	$1,488

Comprehensive income from continuing operations	$3,254	$1,979
Comprehensive income from discontinued operations	—	98
Total comprehensive income	$3,254	$2,077

Earnings from continuing operations per share	$6.77	$3.23
Earnings from discontinued operations per share	$—	$0.23
Earnings per share	$6.77	$3.46
Average shares outstanding	426,850	430,040

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

(Dollars in thousands, except per share data)

(UNAUDITED)

	2010	2009
Interest income
Loans, including fees	$14,612	$15,891
Securities
Taxable	4,611	4,586
Exempt from federal income tax	275	279
Federal funds sold	9	37
Total interest income	19,507	20,793

Interest expense
Deposits	4,928	6,295
Total interest expense	4,928	6,295
Net interest income	14,579	14,498
Provision for loan losses	3,175	7,650
Net interest income after provision for loan losses	11,404	6,848

Noninterest income
Service fees on deposit accounts	1,330	1,427
Debit card fees	540	532
Bank-owned life insurance	(193)	893
Net gains on loans held for sale	—	305
Net realized gains on securities transactions	—	109
Total other-than-temporary impairment losses	—	(5,110)
Portion of loss recognized in other comprehensive income - before tax	—	4,219
Net impariment losses recognized in earnings	—	(891)
Other	1,117	868
Total noninterest income	2,794	3,243

Noninterest expense
Salaries and employee benefits	5,302	6,562
Furniture and equipment	1,275	1,517
Occupancy	1,226	1,195
FDIC assessments	1,085	1,466
Professional fees	607	985
Other real estate owned	573	158
Loan administration	796	508
Advertising and promotion	287	147
Other	1,236	1,040
Total noninterest expense	12,387	13,578

Income (loss) from continuing operations before income taxes	1,811	(3,487)
Income tax expense (benefit)	563	(1,190)
Net income (loss) from continuing operations	1,248	(2,297)
Discontinued operations, net of tax	—	(109)
Net income (loss)	$1,248	$(2,406)

Comprehensive income (loss) from continuing operations	$2,122	$(1,157)
Comprehensive income (loss) from discontinued operations	—	(109)
Total comprehensive income (loss)	$2,122	$(1,266)

Earnings (loss) from continuing operations per share	$2.92	$(5.36)
Earnings (loss) from discontinued operations per share	$—	$(0.25)
Earnings (loss) per share	$2.92	$(5.61)
Average shares outstanding	426,850	428,611

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Dollars in thousands, except per share data)

(UNAUDITED)

	Common Stock and Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2009	$41,523	$120,676	$(1,300)	$(46,670)	$114,229

Repurchase and retirement of 3,884 shares of common stock	(2,008)				(2,008)
Comprehensive income
Net income		1,488			1,488
Change in unrealized loss on available for sale securities, net of reclassification and tax effects			575		575
Change in post-retirement obligation, net of tax effects			14		14
Total comprehensive income					2,077
Cash dividends declared - $10.00 per share		(4,297)			(4,297)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation				10,020	10,020
Balance, June 30, 2009	$39,515	$117,867	$(711)	$(36,650)	$120,021

	Common Stock and Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2010	$38,865	$115,544	$3,584	$(31,230)	$126,763

Comprehensive income
Net income		2,891			2,891
Change in unrealized gains on available for sale securities, net of reclassification and tax effects			351		351
Change in post-retirement obligation, net of tax effects			12		12
Total comprehensive income					3,254
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation				(5,733)	(5,733)
Balance, June 30, 2010	$38,865	$118,435	$3,947	$(36,963)	$124,284

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Dollars in thousands)

(UNAUDITED)

	2010	2009
Cash flows from operating activities
Net income	$2,891	$1,488
Adjustments to reconcile net income to net cash provided by continuing operating activities
Depreciation	1,566	1,660
Provision for loan losses	5,550	8,950
Deferred income tax provision (benefit)	864	(2,121)
Net premium amortization and discount (accretion) of securities	1,100	(140)
Net realized gains on securities transactions	—	(109)
Impairment of pooled trust preferred securities	—	891
Increase in carrying value of bank-owned life insurance	(221)	(672)
Net gain on sales of loans held for sale	—	(381)
Sales of loans held for sale	—	39,216
Origination of loans held for sale	—	(48,466)
Net loss on sales of premises and equipment	4	—
Net gain on sales of other real estate	(237)	(14)
Write down of other real estate	516	—
Increase in accrued interest and other assets	(2,182)	(715)
Increase (decrease) in accrued interest and other liabilities	2,980	(1,451)
Net cash provided by discontinued operating activities	—	842
Net cash provided by (used in) continuting operating activities	12,831	(1,022)
Cash flows from investing activities
Securities available for sale
Sales	—	19,522
Maturities, calls and redemptions	49,573	40,047
Purchases	(197,567)	(32,639)
Securities held to maturity and FHLB stock
Maturities, calls and redemptions	48,372	27,197
Purchases	(38,324)	(6,560)
Net decrease in loans	32,647	8,148
Investment in bank-owned life insurance	(118)	39
Purchases of premises and equipment	(460)	(2,731)
Sales of other real estate	5,885	1,699
Net cash provided by discontinued investing activities	—	371
Net cash (used in) provided by continuing investing activities	(99,992)	55,093
Cash flows from financing activities
Net increase in deposits	27,029	63,531
Net decrease in federal funds purchased	—	(55,000)
Repurchase and retirement of common stock	—	(2,008)
Net increase in prepaid solutions cards	1,825	312
Dividends paid	—	(4,297)
Net cash provided by financing activities	28,854	2,538
Net (decrease) increase in cash and cash equivalents	(58,307)	56,609
Beginning cash and cash equivalents	148,610	55,474
Ending cash and cash equivalents	$90,303	$112,083
Supplemental disclosures
Cash paid for interest	$10,448	$12,751
Cash paid for income taxes	85	2,264
Other real estate acquired through loan foreclosures	2,170	14,284

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

On December 4, 2009, the Company sold its prepaid solutions group. The Company anticipates transferring substantially all of the outstanding balances on prepaid solutions cards, which represent the total of prepaid solutions cards deposits and prepaid solutions cards liabilities to another financial institution during 2010.

Note 2 - Securities

At June 30, 2010 and December 31, 2009, the amortized cost, unrealized gains and losses and fair value of securities available for sale were as follows:

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$19,980	$549	$—	$20,529
U.S. government sponsored enterprises	44,706	749	(1)	45,454
Mortgage-backed: residential	270,474	5,872	(458)	275,888
States and political subdivisions	11,181	366	(24)	11,523
Total debt securities	$346,341	$7,536	$(483)	$353,394

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored enterprises	$49,621	$909	$(46)	$50,484
Mortgage-backed: residential	139,151	5,313	(13)	144,451
States and political subdivisions	10,367	314	(6)	10,675
Total debt securities	$199,139	$6,536	$(65)	$205,610

At June 30, 2010 and December 31, 2009, the amortized cost, unrealized gains and losses and fair value of securities held to maturity were as follows:

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$9,952	$343	$—	$10,295
U.S. government sponsored enterprises	34,391	677	—	35,068
Mortgage-backed: residential	162,722	9,279	(19)	171,982
States and political subdivisions	48,487	516	(333)	48,670
Total	$255,552	$10,815	$(352)	$266,015

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored enterprises	$41,199	$392	$(48)	$41,543
Mortgage-backed: residential	178,129	7,029	(160)	184,998
States and political subdivisions	46,580	429	(234)	46,775
Total	$265,908	$7,850	$(442)	$273,316

At June 30, 2010, the amortized cost and fair value of debt securities available for sale and held to maturity by contractual maturity were as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$7,134	$7,180	$31,881	$31,846
Due after 1 year through 5 years	56,089	57,331	39,260	40,278
Due after 5 years through 10 years	6,332	6,414	12,663	12,810
Due after 10 years	6,312	6,581	9,026	9,099
Mortgage-backed: residential	270,474	275,888	162,722	171,982
Total	$346,341	$353,394	$255,552	$266,015

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities during the six months ended June 30, 2010. There were $19,522 in sales for the six months ended June 30, 2009.

Securities with a carrying value of $102,149 and $114,177 at June 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits, fiduciary activities and for other purposes required or permitted by law.

Securities with unrealized losses at June 30, 2010 and December 31, 2009 are presented below by the length of time the securities have been in a continuous unrealized loss position:

	June 30, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government sponsored enterprises	$1,404	$(1)	$—	$—	$1,404	$(1)
Mortgage-backed: residential	37,512	(471)	605	(6)	38,117	(477)
States and political subdivisions	32,394	(156)	2,626	(201)	35,020	(357)
Total temporarily impaired	$71,310	$(628)	$3,231	$(207)	$74,541	$(835)

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government sponsored enterprises	$25,637	$(94)	$—	$—	$25,637	$(94)
Mortgage-backed: residential	21,072	(136)	751	(37)	21,823	(173)
States and political subdivisions	2,964	(97)	1,001	(143)	3,965	(240)
Total temporarily impaired	$49,673	$(327)	$1,752	$(180)	$51,425	$(507)

Mortgage-backed: residential securities consist of residential mortgage-backed securities issued by U.S. government sponsored enterprises and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support.

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

In determining OTTI on purchased beneficial interests, the Company evaluates the present value of future cash flows to determine if there has been an adverse change in the remaining expected future cash flows.

When management determines that OTTI exists under either model, the amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or whether it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If the Company intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI is recognized in earnings in an amount equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the portion of the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

In accordance with FASB guidance, unrealized losses on the Company’s debt securities are not recognized because management does not have the intent to sell the securities and it is not more likely than not that the Company would be required to sell the securities prior to the anticipated recovery. The Company has concluded that as of June 30, 2010, its debt securities were not other-than-temporarily impaired.

As of June 30, 2009, the Company held three pooled trust preferred securities that had total OTTI of $5,110, of which $891 represented the credit component and was charged to expense and $4,219 (before taxes) was recorded in other comprehensive income.

The table below presents a roll-forward of the credit losses recognized in earnings for the six month period ended June 30, 2010:

Beginning Balance, January 1, 2010	$891
Additions	—
Ending Balance, June 30, 2010	$891

Note 3 - Loans

Major classifications of loans were as follows:

	June 30, 2010	December 31, 2009
Commercial	$246,936	$267,432
Consumer	2,717	3,031
Indirect automobile	1,644	2,395
Real estate
Residential	220,625	219,551
Commercial	285,484	280,442
Home equity	222,854	232,607
Construction	164,844	175,186
Credit card	9,424	9,874
Other	1,500	3,079
Total	1,156,028	1,193,597
Allowance for loan losses	(28,721)	(25,922)
Loans, net	$1,127,307	$1,167,675

The Company makes commercial, consumer and residential real estate loans primarily to customers throughout the western suburbs of Chicago. Construction loans are primarily made to customers engaged in the development and construction of residential real estate projects within the Company’s market area. From time to time the Company will make loans outside of its market area.

Changes in the allowance for loan losses were as follows:

	June 30, 2010	December 31, 2009
Balance, beginning of year	$25,922	$15,578
Provision for loan losses	5,550	24,925
Loans charged-off	(2,852)	(14,952)
Recoveries	101	371
Balance, end of year	$28,721	$25,922

Impaired loans are summarized as follows:

	June 30, 2010	December 31, 2009
Period-end loans with no allocated allowance for loan losses	$27,373	$30,754
Period-end loans with allocated allowance for loan losses	34,084	14,636
Total	$61,457	$45,390

Amount of the allowance for loan losses allocated to impaired loans at year-end	$5,697	$1,527

Nonperforming loans were as follows:

	June 30, 2010	December 31, 2009
Loans past due 90 days or more still on accrual	$464	$790
Nonaccrual loans	51,135	38,038
Total nonperforming loans	$51,599	$38,828

At June 30, 2010, the Company had $15.6 million of loans considered troubled debt restructurings, which are considered impaired loans compared to $8.6 million as of December 31, 2009. Modifications for loans classified as troubled debt restructurings primarily changed the timing of cash flows for a short period of time and the Bank has not allocated any specific reserves to customers whose loan terms have been modified in troubled debt restructurings. The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

Note 4 - Financial Instruments with Off-Balance Sheet Risk

Unused lines of credit and other commitments to extend credit not reflected in the financial statements are as follows:

	June 30, 2010			December 31, 2009
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commercial loans and lines of credit	$1,239	$136,875	$138,114	$1,434	$169,158	$170,592
Check credit lines of credit	945	—	945	1,027	—	1,027
Mortgage loans	8,509	—	8,509	8,419	—	8,419
Home equity lines of credit	2,573	144,787	147,360	2,508	152,281	154,789
Letters of credit	—	15,990	15,990	—	14,650	14,650
Credit card lines of credit	—	38,385	38,385	—	38,771	38,771
Total	$13,266	$336,037	$349,303	$13,388	$374,860	$388,248

Fixed rate commercial loan commitments and lines of credit at June 30, 2010 had interest rates ranging from 3.8% to 7.3% with terms ranging from 1 month to 5 years. Fixed rate mortgage loan commitments at June 30, 2010 had interest rates ranging from 4.4% to 5.3% with terms ranging from 10 to 30 years. Fixed rate home equity lines of credit at June 30, 2010 had interest rates ranging from 6.5% to 7.0% with terms ranging from 1 to 3 years. Fixed rate check credit lines of credit at June 30, 2010 had interest rates of 18.0%.

Note 5 - Common Stock in ESOP Subject to Contingent Repurchase Obligation

At June 30, 2010 and December 31, 2009, the Employee Stock Ownership Plan (the “ESOP”) held 91,267 and 91,317 shares of West Suburban common stock, respectively. Upon termination of their employment, participants who elect to receive their benefit distributions in the form of West Suburban common stock may require the Company to purchase the common stock distributed at fair value during two 60-day periods. The first purchase period begins on the date the benefit is distributed and the second purchase period begins on the first anniversary of the distribution date. This contingent repurchase obligation is reflected in the Company’s financial statements as “Common stock in ESOP subject to contingent repurchase obligation” and reduces shareholders’ equity by an amount that represents the independently appraised fair value of all West Suburban common stock held by the ESOP and allocated to participants, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares.

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

In June 2009, the FASB amended guidance for consolidation of variable interest entity guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance was effective as of the beginning of each reporting entity’s first annual reporting period that began after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption was prohibited. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The eligible retirement age under the plan is age 62 and the plan is unfunded. Net postretirement benefit costs are summarized in the following table:

	Six Months Ended
	June 30,
	2010	2009
Service cost	$17	$20
Interest cost	29	30
Amortization of prior service cost	11	10
Recognized net actuarial gain	10	14
Net periodic benefit cost	$67	$74

	Three Months Ended
	June 30,
	2010	2009
Service cost	$9	$10
Interest cost	14	15
Amortization of prior service cost	5	5
Recognized net actuarial gain	5	7
Net periodic benefit cost	$33	$37

Note 8 - Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and in Illinois. The Company is no longer subject to examination by the U.S. federal tax authorities or by Illinois tax authorities for years prior to 2006.

Income tax expense increased $.9 million for the first six months of 2010 compared to the first six months of 2009. The effective tax rates for the first six months of 2010 and 2009 were 24.7% and 8.8%, respectively. The increase was due to the increase in taxable income.

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

During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports, as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

Impaired Loans:  The fair value of impaired loans secured by real estate with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

Assets and liabilities measured at fair value on a recurring basis and a non-recurring basis are as follows:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2010 Recurring basis
U.S. Treasuries	$20,529	$20,529	$—	$—
U.S. government sponsored enterprises	45,454	—	45,454	—
Mortgage-backed: residential	275,888	—	275,888	—
State and political subdivisions	11,523	—	11,523	—
Total securities available for sale	$353,394	$20,529	$332,865	$—

June 30, 2010 Non-recurring basis
Impaired loans	$28,387	$—	$—	$28,387
Other real estate	624	—	—	624

December 31, 2009 Recurring basis
U.S. government sponsored enterprises	$50,484	$—	$50,484	$—
Mortgage-backed: residential	144,451	—	144,451	—
State and political subdivisions	10,675	—	10,675	—
Total securities available for sale	$205,610	$—	$205,610	$—

December 31, 2009 Non-recurring basis
Impaired loans	$13,109	$—	$—	$13,109
Other real estate	25,994	—	—	25,994

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $34,084 with a valuation allowance of $5,697 at June 30, 2010, resulting in an additional provision for loan losses of $4,253 during the first six months of 2010. The majority of the additional provision was due to further deterioration in the collateral value of loans that had been classified as impaired at December 31, 2009. At December 31, 2009, impaired loans had a carrying amount of $14,636, with a valuation allowance of $1,527.

At June 30, 2010, other real estate which is measured at fair value less costs to sell, had a net carrying amount of $624, which was made up of the outstanding balance of $846, net of a valuation allowance of $222, resulting in expense of $471 for the first six months of 2010. At December 31, 2009, other real estate, had a net carrying amount of $25,994, which was made up of the outstanding balance of $26,390, net of a valuation allowance of $396, resulting in expense of $449 for 2009.

Carrying values and estimated fair values of the Company’s financial instruments as of June 30, 2010 and December 31, 2009 are set forth in the table below:

	2010		2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents	$90,303	$90,303	$148,610	$148,610
Securities
Available for sale	353,394	353,394	205,610	205,610
Held to maturity	255,552	266,015	265,908	273,316
Federal Home Loan Bank stock	7,599	N/A	7,599	N/A
Loans, less allowance for loan losses	1,127,307	1,132,722	1,167,675	1,166,369
Accrued interest receivable	6,484	6,484	6,048	6,048

Financial liabilities
Deposits	1,784,016	1,798,868	1,756,987	1,774,132
Accrued interest payable	4,842	4,842	4,994	4,994

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

Executive Overview

At the end of 2007, the United States economy experienced a downturn that continued throughout 2009 and into 2010. During this period, the United States economy experienced rising unemployment, declining home values, extremely low liquidity in the debt markets and declining values and high volatility in the equity markets.  As a result of these conditions, consumer confidence and spending decreased substantially and asset values declined.  Like many other financial institutions, the Company’s financial results in recent reporting periods, including the first six months of 2010, were impacted by the continuing economic downturn.

The economic downturn has impacted the entire state of Illinois, including the Company’s primary market area, located in the western suburbs of Chicago, Illinois.  The unemployment rate in the state of Illinois currently exceeds 11%, and during 2009 and the first part of 2010, job cuts were prevalent in the Company’s market area.  Rising unemployment has adversely impacted the ability of certain of the Company’s borrowers to meet their ongoing debt obligations.  In addition, real estate demand in the Company’s market area remains weak, resulting in declines in the values of the real estate serving as collateral for certain of the Company’s loans.  Although management believes that single family residential property values are beginning to stabilize, many other types of properties, including commercial real estate and raw land, remain at extremely weak levels.

As a result of the continuing economic downturn in the national and local economies and declining real estate values, management has focused its attention primarily on improving the performance of the Bank’s loan portfolio.  During the first six months of 2010, the Bank’s nonaccrual loans increased, which adversely impacted its interest income.  The deterioration in the Bank’s loan portfolio has forced the Bank to increase its allowance for loan losses to absorb additional losses in the loan portfolio.  The Bank’s board of directors reviews the level of its allowance for loan losses on a monthly basis, and the Bank consults with its registered public accountant on a quarterly basis.  The board responds as promptly as practicable to new developments in the Bank’s loan portfolio, but it often takes time to implement appropriate changes to the Bank’s allowance.  Although management has aggressively increased the Bank’s allowance for loan losses in response to increasing levels of nonaccrual loans, management cannot be certain that it has established the allowance at the correct level, and loan losses in excess of the allowance for loan losses would adversely affect the Bank’s financial condition and results of operations.  In addition, as a result of increasing levels of foreclosures, the Bank’s other real estate owned portfolio increased dramatically in 2009 and remained at a historically high level in the first six months of 2010, further decreasing the Bank’s interest income. Management has had to focus additional time and effort on selling these properties, and the Bank has incurred significant costs in connection with maintaining the properties, including real estate taxes, management fees and insurance costs.  Management continues to aggressively pursue sales of the foreclosed assets in the Bank’s portfolio, but due to weak real estate demand in the Bank’s market area, management is not able to dispose of these properties as promptly as desired.

In response to issues regarding credit quality in the Bank’s loan portfolio, the Bank has limited the amount of credit that has been extended, particularly in areas of higher loan concentration, such as real estate construction loans. The Bank continues to see low levels of quality demand for credit but will continue to evaluate credit requests using the Bank’s traditional, prudent lending standards.

In response to the economic downturn, the Federal Reserve has maintained interest rates at historical low levels and has used various forms of monetary policy in an attempt to drive down long-term interest rates.  The presence of these historically low interest rates has created net interest challenges for the banking industry in general and the Bank in particular.  This interest rate environment has resulted in low-yielding investment opportunities, adding to the downward pressure on the Bank’s interest income.  Because management believes that interest rates will increase over the next few years, management has been focused on investments for the Bank’s securities portfolio that are expected to retain their value in a rising rate environment.  Specifically, the Bank has invested in mortgage-backed securities issued by United States government sponsored enterprises with average maturities of less than five years.  In addition, movements in general market interest rates are a key element in changes in the Bank’s interest rate margin, and the Bank’s interest rate margin has declined in this environment.  Management expects the interest rate environment to remain at historically low levels throughout most, if not all, of 2010, which will likely cause these trends to continue in the short-term.

During the first six months of 2010, management remained focused on resolving the issues raised by the Bank’s regulators in two Cease and Desist Orders.  On December 3, 2008, the Bank entered into an Order to Cease and Desist with the FDIC and the DFPR, which is based on FDIC and DFPR findings that the Bank’s Secrecy Act/Anti-Money Laundering Program was inadequate and that the Bank had violated various laws and regulations related to the Bank Secrecy Act.  On April 23, 2009, the Bank entered into a second Order to Cease and Desist with the FDIC based on FDIC findings that the Bank’s program to implement consumer protection related laws and regulations was inadequate and that the Bank had violated certain consumer protection related laws and regulations.  Both of the orders require the Bank to take certain corrective actions aimed at resolving any outstanding violations of laws or regulations and to implement revised programs intended to address future compliance.  Neither of the orders relates to the Bank’s asset quality, capital position or its financial operations.  The Bank’s regulators recently completed an examination of the Bank’s compliance with the Bank Secrecy Act and other laws and regulations, and in connection with this examination, the Bank expects that the FDIC and DFPR will evaluate whether the orders should be terminated.

Recent Regulatory Developments

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), which is perhaps the most significant financial reform since the Great Depression.  Among other things, the law:

•                  Creates a Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation;

•                  Creates a Consumer Financial Protection Agency authorized to promulgate and enforce consumer protection regulations relating to financial products, which would affect both banks and non-bank finance companies;

•                  Establishes strengthened capital standards for banks and bank holding companies, and disallows trust preferred securities from being included in the Tier 1 capital determination for certain financial institutions;

•                  Enhances regulation of financial markets, including derivatives and securitization markets;

•                  Contains a series of provisions covering mortgage loan original standards affecting, among other things, originator compensation, minimum repayment standards and pre-payments;

•                  Grants the Board of Governors of the Federal Reserve System the power to regulate debit card interchange fees;

•                  Prohibits certain trading activities by banks;

•                  Permanently increases the maximum standard FDIC deposit insurance amount to $250,000; and

•                  Creates an Office of National Insurance with the U.S. Department of Treasury.

While the provisions of the Act receiving the most public attention have generally been those more likely to affect larger institutions, the Act also contains many provisions which will affect smaller institutions such as the Company in substantial and unpredictable ways.  Consequently, compliance with the Act’s provisions may curtail the Company’s revenue opportunities, increase its operating costs, require it to hold higher levels of regulatory capital and/or liquidity or otherwise adversely affect the Company’s business or financial results in the future.  The Company’s management is actively reviewing the provisions of the Act and assessing its probable impact on the Company’s business, financial condition, and result of operations.  However, because many aspects of the Act are subject to future rulemaking, it is difficult to precisely anticipate its overall financial impact on the Company and the Bank at this time.

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

Other Real Estate. Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  Operating costs after acquisition are expensed as incurred.

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

The following table presents the Company’s significant fixed and determinable contractual obligations and significant commitments by payment date as of June 30, 2010 (dollars in thousands). The payment amounts represent those amounts contractually due to the recipient and do not include any carrying value adjustments.

	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
Deposits without a stated maturity	$1,221,844	$—	$—	$—	$1,221,844
Time deposits	360,602	121,439	51,963	171	534,175
Prepaid solutions cards deposits	27,997	—	—	—	27,997
Operating leases	488	669	457	248	1,862
Prepaid solutions cards liabilities	8,140	—	—	—	8,140
Commitments to extend credit
Fixed rate					13,266
Variable rate					336,037
Deferred compensation					7,153
Postretirement benefit plan					1,039

At June 30, 2010 and December 31, 2009, the ESOP held 91,267 and 91,317 shares of West Suburban common stock, respectively. Upon termination of their employment, participants who elect to receive their benefit distributions in the form of West Suburban common stock may require the Company to purchase the common stock distributed at fair value. A more detailed discussion concerning this obligation is presented in Note 5 to the Company’s Condensed Consolidated Financial Statements included in this report. At June 30, 2010 and December 31, 2009, this contingent repurchase obligation reduced shareholders’ equity by $37.0 million and $31.2 million, respectively.

Balance Sheet Analysis

Total Assets. Total consolidated assets at June 30, 2010 increased 1.8% from December 31, 2009. This increase was primarily due to an increase in the securities portfolio, offset by decreases in federal funds sold and the loan portfolio.

Cash and Cash Equivalents. Cash and cash equivalents at June 30, 2010 decreased 39.2% from December 31, 2009, primarily due to a decrease in federal funds sold partially offset by an increase in cash and due from banks. As rates on federal funds sold remained at historically low levels, the Company increased its available for sale securities portfolio. This was done in order to earn a higher rate of return compared to the rate paid on federal funds sold while maintaining a high level of liquidity in response to the uncertain economy.

Securities. The Company’s securities portfolio increased 28.7% during the first six months of 2010. This increase was primarily due to investments in U.S. government sponsored enterprise issued mortgage-backed securities and U.S. Treasury securities. The Company manages its securities portfolio to maximize the return on invested funds within acceptable risk guidelines, to meet pledging and liquidity requirements, and to adjust balance sheet interest rate sensitivity in an effort to insulate net interest income against the impact of interest rate changes. The Company will continue to monitor its level of available for sale and held to maturity securities and will classify new securities purchased in the appropriate category at the time of purchase. At June 30, 2010, the Company’s accumulated comprehensive income due to unrealized gains and losses on securities available for sale was $4.2 million compared to $3.9 million at December 31, 2009.

Securities available for sale are carried at fair value, securities held to maturity are carried at amortized cost and Federal Home Loan Bank stock is carried at historical cost. The carrying values of the Company’s major categories of securities are summarized in the following table (dollars in thousands):

	June 30, 2010	December 31, 2009	Dollar Change	Percent Change
Securities available for sale
U.S. Treasuries	$20,529	$—	$20,529	N/A
U.S. government sponsored enterprises	45,454	50,484	(5,030)	(10.0)%
Mortgage-backed: residential	275,888	144,451	131,437	91.0%
States and political subdivisions	11,523	10,675	848	7.9%
Total securities available for sale	353,394	205,610	147,784	71.9%

Securities held to maturity
U.S. Treasuries	9,952	—	9,952	N/A
U.S. government sponsored enterprises	34,391	41,199	(6,808)	(16.5)%
Mortgage-backed: residential	162,722	178,129	(15,407)	(8.6)%
States and political subdivisions	48,487	46,580	1,907	4.1%
Total securities held to maturity	255,552	265,908	(10,356)	(3.9)%
Federal Home Loan Bank stock	7,599	7,599	—	0.0%
Total securities	$616,545	$479,117	$137,428	28.7%

Mortgage-backed: residential securities consist of residential mortgage-backed securities issued by U.S. government sponsored enterprises and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support.

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

Loans. Total loans outstanding at June 30, 2010 decreased 3.1% from December 31, 2009, primarily due to decreases in the commercial, construction and home equity loan portfolios. The decrease in the commercial loan portfolio was primarily due to customers paying down their commercial revolving lines of credit. The decrease in the construction loan portfolio was primarily due to the payoff of four accounts. The decrease in the home equity loan portfolio was primarily due to payoffs resulting from refinancing activity, as well as a decrease in home equity loan originations.

Balances in the Company’s loans are summarized in the following table (dollars in thousands):

	June 30, 2010	December 31, 2009
Commercial	$246,936	$267,432
Consumer	2,717	3,031
Indirect automobile	1,644	2,395
Real Estate
Residential	220,625	219,551
Commercial	285,484	280,442
Home equity	222,854	232,607
Construction	164,844	175,186
Credit card	9,424	9,874
Other	1,500	3,079
Total	1,156,028	1,193,597
Allowance for loan losses	(28,721)	(25,922)
Loans, net	$1,127,307	$1,167,675

The Bank does not originate, and it has no current plans to originate, subprime, alt-A, no documentation or stated income loans.  Although there is no industry standard definition of “subprime loans,” the Bank categorizes certain loans as subprime for its purposes using a set of factors that the Bank’s management believes are consistent with industry practice, relating to, among other things, credit ratings, ratios of debt to income or assets, ratios of loan to value and loan amounts.

Although the Bank held approximately $19 million of residential mortgage loans purchased from third party originators as of June 30, 2010, the Bank has not purchased any loans since August 2008. The Bank’s general policy is to originate only residential mortgage loans that conform with the underwriting standards of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation and which would qualify for sale into the secondary mortgage market.

Allowance for Loan Losses and Asset Quality.  The level of the allowance for loan losses is determined by evaluating the general allowance, which is allocated to pools of loans, as well as the specific allowance allocated to impaired loans. The Company utilizes a matrix which tracks changes in various categories that management has determined to have direct effects on the performance of the loan portfolio. These categories include charge-off history, trends in the national and local economies, loan concentrations, past due trends, loan volume trends and loan risk migration. The matrix assigns factors to each loan category which is used to determine the amount of the general allowance. The specific allowance allocated to impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the loan’s collateral, if repayment of the loan is collateral dependent. A loan is considered impaired when, based on current information and events, full payment under the loan terms is not expected. Loans for which the terms have been modified and for which the borrower is experiencing financial difficulties are considered troubled debt restructurings and classified as impaired.

At June 30, 2010, the allowance for loan losses was $28.7 million, compared to $25.9 million at December 31, 2009. The increase in the allowance for loan losses was primarily due to the increase in the specific allowance allocated to impaired loans. The majority of the increase in the specific allowance was due to further deterioration in the collateral values in loans classified as impaired at December 31, 2009. Net loan charge-offs were $2.8 million and $3.3 million for the six months ended June 30, 2010 and 2009, respectively. Nonperforming loans (nonaccrual and loans past due 90 days or more still on accrual) increased to $51.6 million at June 30, 2010, from $38.8 million at December 31, 2009. Nonaccrual loans increased to $51.1 million at June 30, 2010 from $38.0 million at December 31, 2009. This increase was primarily due to classifying three large commercial relationships totaling $6.9 million and five large commercial real estate relationships totaling $8.0 million as nonaccrual during the second quarter of 2010.  These increases were partially offset by a principal payment on one large commercial account of $2.5 million.

Loans past due 90 days or more still on accrual decreased to $.5 million at June 30, 2010 from $.8 million at December 31, 2009. This was primarily due to one commercial account being classified as nonaccrual in 2010.

Loans past due 90 days or more still on accrual decreased to $.5 million at June 30, 2010 from $6.0 million at March 31, 2010. This was primarily due to two commercial real estate loan relationships totaling $3.7 million along with one commercial loan relationship totaling $1.5 million becoming 90 days or more past due in the first three months of 2010 and being classified as nonaccrual in the second quarter of 2010.

The Company’s ratio of nonperforming loans to total loans was 4.5% at June 30, 2010 and 3.3% at December 31, 2009. The ratio of nonperforming assets to total assets increased to 3.7% at June 30, 2010 from 3.3% at December 31, 2009.

The ratio of the allowance for loan losses to total loans was 2.5% at June 30, 2010 and 2.2% December 31, 2009. The following table presents an analysis of the Company’s nonperforming loans and other real estate as of the dates indicated (dollars in thousands):

	June 30, 2010	December 31, 2009
Loans past due 90 days or more still on accrual	$464	$790
Nonaccrual loans	51,135	38,038
Total nonperforming loans	$51,599	$38,828
Nonperforming loans as a percent of total loans	4.5%	3.3%
Allowance for loan losses as a percent of nonperforming loans	55.7%	66.8%
Other real estate	$22,000	$25,994
Nonperforming assets as a percent of total assets	3.7%	3.3%

Impaired loans, which consist of loans past due 90 days or more still on accrual, nonaccrual loans and troubled debt restructurings, are summarized as follows (dollars in thousands):

	June 30, 2010	December 31, 2009
Period-end loans with no allocated allowance for loan losses	$27,373	$30,754
Period-end loans with allocated allowance for loan losses	34,084	14,636
Total	$61,457	$45,390

Impaired loans as of June 30, 2010 increased $16.1 million from December 31, 2009, primarily due to the classification of 37 loan relationships as impaired. The allowance on impaired loans was $5.7 million at June 30, 2010 and $1.5 million at December 31, 2009. Loans considered troubled debt restructurings as of June 30, 2010 increased $7.0 million from December 31, 2009.

The following table presents an analysis of the Company’s allowance for loan losses for the periods stated (dollars in thousands):

	2010		2009
	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
Provision - quarter	$3,175	$2,375	$10,375	$5,600	$7,650
Provision - year to date	5,550	2,375	24,925	14,550	8,950
Net charge-offs - quarter	1,619	1,132	9,599	1,694	2,646
Net charge-offs - year to date	2,751	1,132	14,581	4,982	3,288
Allowance at period end	28,721	27,165	25,922	25,146	21,240
Allowance at period end to total loans	2.5%	2.3%	2.2%	2.1%	1.7%

Other Real Estate.  At June 30, 2010, the Company had $22.0 million in other real estate, compared to $26.0 million at December 31, 2009. During the first six months of 2010, the Company acquired properties with an aggregate carrying value of $2.2 million, and the Company sold properties with an aggregate carrying value of $5.6 million. These sales produced $.3 million in gains and $.1 million in losses. On a monthly basis, the Company evaluates the carrying value of all other real estate properties and takes write-downs on these properties as necessary. During the first six months of 2010, the Company recorded aggregate write-downs of $.5 million on eight commercial loan properties. The Company is actively marketing the properties it holds in its other real estate portfolio in a continuing effort to reduce this portfolio.

Deposits.  Total deposits at June 30, 2010, increased 1.5% from December 31, 2009, primarily due to increased balances in money market checking and savings deposits. Management believes that due to the current state of the economy, some customers have migrated from non-liquid time deposits to more liquid deposit products such as money market checking and savings. In general, management promotes the Company’s deposit products when it believes appropriate and prices its products in a manner intended to retain the Company’s current customers as well as attract new customers while maintaining an acceptable net interest margin. The Company currently holds $28.0 million of deposits related to balances on cards issued by the Company’s former prepaid solutions group. The Company expects to transfer these balances at carrying value during 2010 in connection with the transfer of the Company’s issuing bank responsibilities under the prepaid card programs originated by the Company’s former prepaid solutions group.

Balances in the Company’s major categories of deposits are summarized in the following table (dollars in thousands):

	June 30, 2010	December 31, 2009	Dollar Change	Percent Change
Demand-noninterest-bearing	$131,550	$125,132	$6,418	5.1%
Prepaid solutions cards deposits	27,997	30,577	(2,580)	(8.4)%
NOW	324,748	328,405	(3,657)	(1.1)%
Money market checking	420,243	403,155	17,088	4.2%
Savings	345,303	330,197	15,106	4.6%
Time deposits
Less than $100,000	387,008	392,501	(5,493)	(1.4)%
$100,000 and greater	147,167	147,020	147	0.1%
Total	$1,784,016	$1,756,987	$27,029	1.5%

As of June 30, 2010, in accordance with applicable regulatory call report instructions, the Bank reported that it had no brokered deposits.

Prepaid Solutions Cards. Outstanding balances on prepaid solutions cards, which represent the total of prepaid solution cards deposits and prepaid solutions cards liabilities, decreased 2.0% at June 30, 2010 from December 31, 2009. On December 4, 2009, the Company sold its prepaid solutions cards division. The Bank remains the card issuing bank under the card programs transferred, although the Bank intends to transfer such responsibilities, and the related assets and liabilities to another financial institution during 2010. Although the outstanding balances on prepaid solutions cards will remain on the Company’s balance sheet for a period of time, the Company will no longer record the income and expense associated with the prepaid solutions cards.

CAPITAL RESOURCES

Shareholders’ equity at June 30, 2010 decreased 2.0% from December 31, 2009. The decrease resulted from a $5.7 million increase in the amount reclassified on ESOP shares, partially offset by an increase in accumulated comprehensive income of $.4 million and net income of $2.9 million.

Banking regulations require the Company and the Bank to maintain minimum capital amounts and ratios. As of June 30, 2010, all capital ratios were in excess of the regulatory capital requirements, which call for a minimum total risk-based capital ratio of 8% for each of the Company and the Bank, a minimum Tier 1 risk-based capital ratio of 4% for each of the Company and the Bank and a minimum leverage ratio (3% for the most highly rated banks and bank holding companies that do not expect significant growth; all other institutions are required to maintain a minimum leverage capital ratio of 4% to 5% depending on their particular circumstances and risk and growth profiles) for each of the Company and the Bank. Bank holding companies and their subsidiaries are generally expected to operate at or above the minimum capital requirements.

As of June 30, 2010 and December 31, 2009, the Bank exceeded the minimum capital ratios required for it to qualify as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum ratios for total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets as set forth in the following table. There are no conditions or events since June 30, 2010 that management believes would result in a change of it being considered “well-capitalized” under the regulatory framework for prompt corrective action. On a consolidated basis, the Company also exceeded regulatory capital requirements as of these dates. In accordance with applicable regulations, the appraised fair value of West Suburban common stock owned by the ESOP is included in Tier 1 capital.

The following table sets forth the actual and minimum capital ratios of the Company and the Bank as of the dates indicated (dollars in thousands):

	Actual		Minimum To Be Well- Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
As of June 30, 2010
Total capital (to risk weighted assets)
Company	$174,170	12.5%	N/A	N/A	N/A
Bank	162,366	11.7%	$139,220	10.0%	$23,146
Tier 1 capital (to risk weighted assets)
Company	156,587	11.2%	N/A	N/A	N/A
Bank	144,824	10.4%	83,532	6.0%	61,292
Tier 1 capital (to average assets)
Company	156,587	7.9%	N/A	N/A	N/A
Bank	144,824	7.3%	98,809	5.0%	46,015

As of December 31, 2009
Total capital (to risk weighted assets)
Company	$171,609	12.0%	N/A	N/A	N/A
Bank	159,818	11.2%	$142,385	10.0%	$17,433
Tier 1 capital (to risk weighted assets)
Company	153,696	10.8%	N/A	N/A	N/A
Bank	141,920	10.0%	85,431	6.0%	56,489
Tier 1 capital (to average assets)
Company	153,696	8.1%	N/A	N/A	N/A
Bank	141,920	7.5%	95,114	5.0%	46,806

LIQUIDITY

Effective liquidity management ensures the availability of funding sources at minimum cost to meet fluctuating deposit balances, loan demand needs and to take advantage of earnings enhancement opportunities. A large, stable core deposit base and a strong capital position are the solid foundation for the Company’s liquidity position. Liquidity is enhanced by a securities portfolio structured to provide liquidity as needed. The Company also maintains relationships with correspondent banks to purchase federal funds subject to underwriting and collateral requirements. Additionally, subject to credit underwriting, collateral, capital stock, and other requirements of the Federal Home Loan Bank of Chicago (the “FHLB”), the Company is able to borrow from the FHLB on a “same day” basis. As of June 30, 2010, the Company could have borrowed up to approximately $152 million from the FHLB secured by certain of its real estate loans and securities. Furthermore, the Company has agreements in place to borrow up to $61 million in federal funds. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity and maturity schedules of interest-earning assets and interest-bearing liabilities.

Generally, the Company uses cash and cash equivalents and securities available for sale to meet its liquidity needs. As of June 30, 2010 and December 31, 2009, these liquid assets represented 22.5% and 18.3% of total assets, respectively.

During the first six months of 2010, the Company’s cash and cash equivalents decreased $58.3 million, as the Company increased its available for sale securities portfolio to earn a higher rate of return compared to federal funds sold. Net cash provided by operating activities was $12.8 million. Net cash used in investing activities was $100.0 million. Net cash provided by financing activities for this period was $28.9 million.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Net Income.  The Company’s net income increased 94.3% to $2.9 million for the first six months of 2010 compared to $1.5 million for the first six months of 2009. This increase resulted primarily from a decrease in the provision for loan losses of $3.4 million. This decrease was partially offset by a decrease in net interest income of $.7 million and an increase in total noninterest expense and income tax expense of $.5 million and $.8 million, respectively.

Net Interest Income.  Net interest income (on a fully tax-equivalent basis) decreased 2.3% for the first six months of 2010 compared to the first six months of 2009. Net interest income is the primary source of income for the Company. Net interest income is the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by changes in volume and yield on interest-earning assets and the volume and rates on interest-bearing liabilities. Interest-earning assets consist of federal funds sold, securities and loans. Interest-bearing liabilities primarily consist of deposits. The net interest margin is the percentage of tax-equivalent net interest income to average earning assets. The Company’s net interest margin (on a fully tax-equivalent basis) decreased to 3.4% for the six-month period ended June 30, 2010 compared to 3.5% for the six-month period ended June 30, 2009.

Total interest income (on a tax-equivalent basis) decreased 7.6% for the first six months of 2010 compared to the first six months of 2009, primarily due to decreasing yields in the Company’s securities portfolio. Securities average balances increased 22.0% for the first six months of 2010 and the average yield on the securities portfolio decreased 120 basis points. Average loan balances decreased 7.3% for the first six months of 2010 and the average yield on the loan portfolio increased 1 basis point. Yields on the Company’s home equity portfolio and residential real estate portfolio decreased by 26 and 21 basis points, respectively, primarily due to a significant increase in nonaccrual loans. Yields on the Company’s commercial loan portfolio increased 39 basis points primarily due to loans that are 45 days or more past due triggering a higher default rate.

Total interest expense decreased 19.7% for the first six months of 2010 compared to the first six months of 2009. Lower interest on deposits, resulting from lower yields on interest-bearing deposits, accounted for most of the decrease. The average yield on interest-bearing deposits decreased 43 basis points to 1.3% at June 30, 2010, from 1.7% at June 30, 2009. Approximately 68% of time deposits are scheduled to mature within one year.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities (on a fully tax-equivalent basis) for the first six months ended June 30, 2010 as compared to the same period in 2009 (dollars in thousands):

	Change due to		Total
	Volume	Rate	Change
Interest Income
Federal funds sold	$1	$(9)	$(8)
Securities	1,716	(2,679)	(963)
Loans	(2,350)	101	(2,249)
Total interest income	(633)	(2,587)	(3,220)
Interest Expense
Interest-bearing deposits	801	(3,284)	(2,483)
Other interest-bearing liabilities	(42)	(1)	(43)
Total interest expense	759	(3,285)	(2,526)
Net interest income	$(1,392)	$698	$(694)

The following table presents an analysis of the Company’s year-to-date average interest-earning assets, demand-noninterest-bearing deposits and interest-bearing liabilities as of the dates indicated (dollars in thousands):

	2010		2009
	June 30	March 31	December 31	September 30	June 30
Federal funds sold	$45,061	$78,227	$61,280	$55,339	$44,024
Securities	545,377	486,596	449,239	443,848	446,955
Loans	1,131,278	1,144,915	1,201,646	1,210,884	1,220,487
Total interest-earning assets	$1,721,716	$1,709,738	$1,712,165	$1,710,071	$1,711,466

Demand-noninterest-bearing deposits	$157,093	$154,976	$152,332	$148,988	$144,088
Interest-bearing deposits	1,624,952	1,608,878	1,525,659	1,512,697	1,498,593
Total deposits	$1,782,045	$1,763,854	$1,677,991	$1,661,685	$1,642,681
Total interest-bearing liabilities	$1,624,952	$1,608,878	$1,534,127	$1,524,018	$1,515,663

Provision for Loan Losses. . A provision for loan loss is recorded when the Company’s evaluation of the general and specific reserve categories of the allowance for loan loss are not deemed sufficient to absorb probable incurred credit losses in the loan portfolio. Provision for loan losses decreased $3.4 million for the first six months of 2010 compared to the first six months of 2009.  This decrease was primarily due to continued declining balances in the Company’s loan portfolio during the first six months of 2010. Although the percent of the general allowance to total loans increased at June 30, 2010 compared to June 30, 2009, it was not necessary for the Company to make provisions for loan losses during the first six months of 2010 at the same level as the first six months of 2009 due to declining loan balances in the general reserve category. The $5.5 million provision during the first six months of 2010 was primarily the result of an increase in the specific reserves allocated to impaired loans. A more detailed discussion of the allowance for loan losses is presented in the Allowance for Loan Losses and Asset Quality section of this report.

Noninterest Income.  Total noninterest income increased 1.8% for the first six months of 2010 compared to the first six months of 2009. Although the Company has not recorded any OTTI on its securities portfolio in 2010, during 2009, the Company recorded OTTI on certain pooled trust preferred securities in the amount of $.9 million, which reduced noninterest income. The Company recorded BOLI income of $.2 million for the first six months of 2010 compared to $.7 million for the first six months of 2009. This was primarily due to a decrease in the market value of the underlying investments with specific account assets. Other income increased $.3 million primarily due to gains on sales of OREO. These components were partially offset by decreases to other items. Service fees on deposit accounts decreased $.2 million primarily due to decreased fees associated with the overdraft honors program. Additionally, the Company experienced a decrease in gains on sale of loans held for sale of $.4 million, as loans are no longer sold in the secondary market.

Noninterest Expense.  Total noninterest expense increased 1.8% for the first six months of 2010 compared to the first six months of 2009. Salaries and employee benefits decreased $.8 million primarily due to a decrease in the market value of the underlying investments associated with the insurance policies that are tied to the Company’s deferred compensation plans. Occupancy expense decreased $.1 million primarily due to decreased building maintenance expenses. Advertising and promotion expense increased $.1 million primarily due to advertising on cable television. FDIC assessments increased $.5 million due to several factors, including increased assessments issued by the FDIC in support of the deposit insurance fund as well as the Temporary Liquidity Guarantee Program and the Company’s participation in the FDIC’s Transaction Account Guarantee Program. Professional fees decreased $.6 million primarily due to reduced costs associated with the Company’s compliance with the enforcement action related to the Bank Secrecy Act and other compliance related matters. Other real estate owned expense increased $.9 million due to costs of maintaining other real estate owned properties including real estate taxes and a $.5 million write down in asset value. Loan administration expense increased $.7 million primarily due to real estate tax payments on several commercial loans along with expenses incurred in connection with the collection of lease payments from one large commercial loan customer.

Income Taxes.  Income tax expense increased $.9 million for the first six months of 2010 compared to the first six months of 2009. The effective tax rates for the first six months of 2010 and 2009 were 24.7% and 8.8%, respectively. The increase is due to the increased taxable income.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

Net Income (Loss). The Company experienced net income of $1.2 million during the second quarter of 2010 compared to a net loss of $2.4 million during the second quarter of 2009. Net income was positively affected by a decrease in the provision for loan losses of $4.5 million along with a decrease in total noninterest expense of $1.2 million. Net income was negatively affected by a decrease in total noninterest income of $.4 million and an increase in income tax expense of $1.8 million.

Net Interest Income. Net Interest income (on a fully tax-equivalent basis) increased .5% for the second quarter of 2010 compared to the second quarter of 2009. The Company’s net interest margin (on a fully tax-equivalent basis) for the second quarter of 2010 decreased to 3.4% compared to 3.5% for the second quarter of 2009.

Total interest income (on a fully tax-equivalent basis) decreased 6.2% for the second quarter of 2010 compared to the second quarter of 2009, primarily due to decreasing yields in the Company’s securities portfolio. Securities average balances increased 39.8% during this period and the average yield on the securities portfolio decreased 132 basis points. Average loan balances decreased 8.3% during this period and the average yield on the loan portfolio increased 1 basis point. Yields on the Company’s home equity portfolio and real estate portfolio decreased by 22 and 30 basis points, respectively, primarily due to a significant increase in nonaccrual loans. Yields on the Company’s commercial loan portfolio increased 42 basis points primarily due to loans that are 45 days or more past due triggering a higher default rate.

Total interest expense decreased 21.7% for the second quarter of 2010 compared to the second quarter of 2009. Interest paid on deposit accounts accounted for the decrease. The average yield on interest-bearing deposits decreased 46 basis points to 1.2% for the second quarter of 2010 from 1.7% for the second quarter of 2009.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities (on a fully tax-equivalent basis) for the second quarter ended June 30, 2010, as compared to the same period in 2009 (dollars in thousands):

	Change due to		Total
	Volume	Rate	Change
Interest Income
Federal funds sold	$50	$(78)	$(28)
Securities	1,432	(1,414)	18
Loans	(1,333)	49	(1,284)
Total interest income	149	(1,443)	(1,294)
Interest Expense
Interest-bearing deposits	353	(1,719)	(1,366)
Other interest-bearing liabilities	(176)	175	(1)
Total interest expense	177	(1,544)	(1,367)
Net interest income	$(28)	$101	$73

The following table presents an analysis of the Company’s quarterly average interest-earning assets, demand-noninterest-bearing deposits and interest-bearing liabilities as of the dates indicated (dollars in thousands):

	June 30, 2010	June 30, 2009
Federal funds sold	$12,260	$56,191
Securities	603,511	431,769
Loans	1,118,962	1,220,511
Total interest-earning assets	$1,734,733	$1,708,471

Demand-noninterest-bearing deposits	$159,531	$158,822
Interest-bearing deposits	1,640,847	1,523,244
Total deposits	$1,800,378	$1,682,066
Total interest-bearing liabilities	$1,640,847	$1,523,804

Provision for Loan Losses. Provision for loan losses decreased $4.5 million for the second quarter of 2010 compared to the second quarter of 2009. This decrease was primarily due to continued declining balances in the Company’s loan portfolio during the second quarter of 2010. Although the percent of the general allowance to total loans increased for the second quarter of 2010 compared to the second quarter of 2009, it was not necessary for the Company to make provisions for loan losses during the second quarter of 2010 at the same level as the second quarter of 2009 due to declining loan balances in the general reserve category. The $3.2 million provision during the second quarter of 2010 was primarily the result of an increase in the specific reserves allocated to impaired loans. A more detailed discussion of the allowance for loan losses is presented in the Allowance for Loan Losses and Asset Quality section of this report.

Noninterest Income. Total noninterest income decreased 13.8% for the second quarter of 2010 compared to the second quarter of 2009. Although the Company has not recorded any OTTI on its securities portfolio in 2010, during the second quarter of 2009, the Company recorded OTTI on certain pooled trust preferred securities in the amount of $.9 million, which reduced noninterest income. The Company recorded BOLI expense of $.2 million for the second quarter of 2010 compared to BOLI income of $.9 million for the second quarter of 2009. This was primarily due to a decrease in the market value of the underlying investments with the specific account assets. Additionally, other income increased $.2 million primarily due to gains on sales of OREO. These components were offset by decreases to other items. Service fees on deposit accounts decreased $.1 million primarily due to decreased fees associated with the overdraft honors program. Additionally, the Company experienced a decrease in gains on sale of loans held for sale of $.3 million, as loans are no longer being sold on the secondary market.

Noninterest Expense. Total noninterest expense decreased 8.8% for the second quarter of 2010 compared to the second quarter of 2009. Salaries and employee benefits decreased $1.3 million primarily due to a decrease in the market value of the underlying investments associated with the insurance policies that are tied to the Company’s deferred compensation plans. Advertising and promotion expense increased $.1 million primarily due to advertising on cable television. FDIC assessments decreased $.4 million during this period primarily due to a special assessment being recorded during the second quarter of 2009. Professional fees decreased $.4 million primarily due to reduced costs associated with the Company’s compliance with the enforcement action related to the Bank Secrecy Act and other compliance related matters. Other real estate owned expense increased $.4 million due to costs of maintaining other real estate owned properties including real estate taxes. Loan administration expense increased $.3 million primarily due to real estate tax payments on several commercial loans. Other expense increased $.2 million due to a credit existing on state examination fees during the 2009 period.

Income Taxes. Income tax expense increased $1.8 million for the second quarter of 2010 compared to the second quarter of 2009. The effective tax rates for the second quarter of 2010 and 2009 were 31.1% and (34.4%), respectively. The increase is due to the Company recording pretax income for the second quarter of 2010 compared to a pretax loss for the second quarter of 2009.

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

Presented below are the Company’s projected changes in net interest income over a twelve-month horizon for the various rate shock levels as of the periods indicated (dollars in thousands):

June 30, 2010	Amount	Dollar Change	Percent Change
+200 basis points	$59,474	$1,092	1.9%
+100 basis points	58,980	598	1.0%
Base	58,382	—	—
-100 basis points	51,000	(7,382)	(12.6)%
-200 basis points	47,733	(10,649)	(18.2)%

December 31, 2009	Amount	Dollar Change	Percent Change
+200 basis points	$58,194	$2,388	4.3%
+100 basis points	56,317	511	0.9%
Base	55,806	—	—
-100 basis points	49,048	(6,758)	(12.1)%
-200 basis points	44,371	(11,435)	(20.5)%

In a falling rate environment, the Company is projected to have a decrease in net interest income.  However, it is not possible for many of the Company’s deposit rates to fall 100 or 200 basis points due to their current rates already being below 100 basis points at June 30, 2010.  The target federal funds rate is currently set by the Federal Reserve at a rate between 0 and 25 basis points. As a result, a 200 basis point decline in overall rates would only have between a 0 and 25 basis point decline in both federal funds and the prime rate.  Further, other rates that are currently below 1% or 2% (e.g. U.S. Treasuries and LIBOR) would not fall below 0% with an overall 100 or 200 basis point decrease in rates. Many of the Company’s variable rate loans are set to an index tied to prime, federal funds or LIBOR, and as a result, a further decrease in rates would not have a substantial impact on loan yields. Accordingly, management believes that the analyses resulting from 100 and 200 basis point downward changes are not meaningful in light of current interest rate levels.

ITEM 4.    CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2010. Based on that evaluation, the Company’s Chairman and Chief Executive Officer and the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified. That evaluation did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Recently enacted regulatory reforms could have a significant impact on the Company’s business, financial condition and results of operations.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), which is perhaps the most significant financial reform since the Great Depression and contains numerous and wide-ranging reforms to the United States financial system.  The Act contains many provisions which will affect institutions such as the Company in substantial and unpredictable ways.  Consequently, compliance with the Act’s provisions may curtail the Company’s revenue opportunities, increase its operating costs, require it to hold higher levels of regulatory capital and/or liquidity and otherwise adversely affect the Company’s business or financial results in the future.  The Company’s management is actively reviewing the provisions of the Act and assessing its probable impact on the Company’s business, financial condition, and result of operations.  However, because many aspects of the Act are subject to future rulemaking, it is difficult to precisely anticipate its overall impact, financially and otherwise, on the Company and the Bank at this time.

Members of the Acker family may have a controlling influence on the Company.

As of August 6, 2010, members of the Acker family, which consists of Ralph L. and Arlis Acker, Keith W. Acker, Kevin J. Acker, Craig R. Acker and Alana S. Acker and their related interests, beneficially owned, in the aggregate, 92,682 shares, or 21.7%, of the Company’s outstanding common stock.  As of the same date, Kevin Acker, Chairman and Chief Executive Officer of the Company, Keith Acker, Chief Operations Officer of the Company and President of the Bank, and Craig Acker, a director of the Bank, together beneficially owned 72,976 shares, or 17.1% of the Company’s outstanding common stock.  As a result, the members of the Acker family may have the ability to influence significantly the election of the Company’s directors and the outcome of certain corporate actions requiring shareholder approval.  In addition, because of their positions as executive officers and/or directors of the Company and/or the Bank, each of Kevin Acker, Keith Acker and Craig Acker have the ability to influence the operations of the Company and the Bank.

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

Date: August 9, 2010
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

10.1

Stipulation and Consent to the Issuance of an Order to Cease and Desist, dated December 2, 2008, and the related Order to Cease and Desist issued by the FDIC and the Illinois Department of Financial and Professional Regulation, dated December 3, 2008.

10.2	Stipulation and Consent to the Issuance of an Order to Cease and Desist, dated April 20, 2009, and the related Order to Cease and Desist issued by the FDIC, dated April 23, 2009.

31.1	Certification of Kevin J. Acker, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Duane G. Debs, President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule15d-14(a).

32.1	Certification of Kevin J. Acker, Chairman and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Duane G. Debs, President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.