Form 10-Q
period 2010-09-30
WEST SUBURBAN BANCORP INC
filed 2010-11-05
CIK 805080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2010

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

As of November 5, 2010, 426,850 shares of West Suburban common stock were outstanding.

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

PART I

ITEM 1.    FINANCIAL STATEMENTS

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(UNAUDITED)

	September 30,	December 31,
	2010	2009
Assets
Cash and due from banks	$119,849	$68,610
Federal funds sold	200	80,000
Total cash and cash equivalents	120,049	148,610
Securities
Available for sale (amortized cost of $336,734 in 2010 and $199,139 in 2009)	346,368	205,610
Held to maturity (fair value of $241,519 in 2010 and $273,316 in 2009)	230,681	265,908
Federal Home Loan Bank stock	7,599	7,599
Total securities	584,648	479,117
Loans, less allowance for loan losses of $28,994 in 2010 and $25,922 in 2009	1,106,411	1,167,675
Bank-owned life insurance	38,564	37,601
Premises and equipment, net	42,239	43,768
Other real estate	21,410	25,994
Accrued interest and other assets	33,456	35,818
Total assets	$1,946,777	$1,938,583

Liabilities and shareholders’ equity
Deposits
Demand-noninterest-bearing	$135,180	$125,132
Prepaid solutions cards deposits	29,219	30,577
Interest-bearing	1,590,005	1,601,278
Total deposits	1,754,404	1,756,987
Prepaid solutions cards	8,258	6,315
Accrued interest and other liabilities	19,504	17,288

Common stock in ESOP subject to contingent repurchase obligation	28,729	31,230

Shareholders’ equity
Common stock, no par value; 15,000,000 shares authorized; 426,850 shares issued and outstanding	3,412	3,412
Surplus	35,453	35,453
Retained earnings	120,237	115,544
Accumulated other comprehensive income	5,509	3,584
Amount reclassified on ESOP shares	(28,729)	(31,230)
Total shareholders’ equity	135,882	126,763
Total liabilities and shareholders’ equity	$1,946,777	$1,938,583

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Dollars in thousands, except per share data)

(UNAUDITED)

	2010	2009
Interest income
Loans, including fees	$44,486	$47,471
Securities
Taxable	13,119	13,850
Exempt from federal income tax	819	842
Federal funds sold	55	112
Total interest income	58,479	62,275

Interest expense
Deposits	14,797	18,861
Other	—	43
Total interest expense	14,797	18,904
Net interest income	43,682	43,371
Provision for loan losses	8,425	14,550
Net interest income after provision for loan losses	35,257	28,821

Noninterest income
Service fees on deposit accounts	3,924	4,408
Debit card fees	1,554	1,528
Bank-owned life insurance	804	1,506
Net gain on sale of loans held for sale	—	547
Net realized gains on securities transactions	267	109
Impairment of trust preferred securities	—	(8,320)
Impairment of other real estate	(1,669)	(103)
Other	3,783	2,632
Total noninterest income	8,663	2,307

Noninterest expense
Salaries and employee benefits	17,288	19,013
Furniture and equipment	3,922	4,284
Occupancy	3,879	3,854
FDIC assessments	3,310	2,417
Loan administration	1,974	1,003
Professional fees	1,727	2,930
Other real estate	1,378	449
VISA cardholder	691	513
Advertising and promotion	677	497
Other	3,084	2,897
Total noninterest expense	37,930	37,857

Income (loss) from continuing operations before income taxes	5,990	(6,729)
Income tax expense (benefit)	1,297	(5,053)
Net income (loss) from continuing operations	4,693	(1,676)
Discontinued operations, net of tax	—	431
Net income (loss)	$4,693	$(1,245)

Comprehensive income from continuing operations	$6,618	$3,313
Comprehensive income from discontinued operations	—	431
Total comprehensive income	$6,618	$3,744

Earnings (loss) from continuing operations per share	$10.99	$(3.90)
Earnings from discontinued operations per share	$—	$1.00
Earnings (loss) per share	$10.99	$(2.90)
Average shares outstanding	426,850	429,559

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Dollars in thousands, except per share data)

(UNAUDITED)

	2010	2009
Interest income
Loans, including fees	$14,830	$15,576
Securities
Taxable	4,445	4,232
Exempt from federal income tax	277	287
Federal funds sold	1	50
Total interest income	19,553	20,145

Interest expense
Deposits	4,501	6,082
Total interest expense	4,501	6,082
Net interest income	15,052	14,063
Provision for loan losses	2,875	5,600
Net interest income after provision for loan losses	12,177	8,463

Noninterest income
Service fees on deposit accounts	1,265	1,585
Debit card fees	508	516
Bank-owned life insurance	583	834
Net gains on loans held for sale	—	166
Net realized gains on securities transactions	267	—
Impairment of trust preferred securities	—	(7,429)
Impairment of other real estate	(1,235)	—
Other	1,342	812
Total noninterest income	2,730	(3,516)

Noninterest expense
Salaries and employee benefits	6,037	6,921
Furniture and equipment	1,300	1,386
Occupancy	1,323	1,165
FDIC assessments	1,042	624
Loan administration	612	376
Professional fees	535	1,101
Other real estate owned	236	244
Visa cardholder	380	166
Advertising and promotion	222	139
Other	1,069	1,024
Total noninterest expense	12,756	13,146

Income (loss) from continuing operations before income taxes	2,151	(8,199)
Income tax expense (benefit)	348	(5,132)
Net income (loss) from continuing operations	1,803	(3,067)
Discontinued operations, net of tax	—	333
Net income (loss)	$1,803	$(2,734)

Comprehensive income from continuing operations	$3,365	$1,333
Comprehensive income from discontinued operations	—	333
Total comprehensive income	$3,365	$1,666

Earnings (loss) from continuing operations per share	$4.22	$(7.16)
Earnings from discontinued operations per share	$—	$0.78
Earnings (loss) per share	$4.22	$(6.38)
Average shares outstanding	426,850	428,611

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Dollars in thousands, except per share data)

(UNAUDITED)

	Common Stock and Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2009	$41,523	$120,676	$(1,300)	$(46,670)	$114,229

Repurchase and retirement of 3,884 shares of common stock	(2,008)				(2,008)
Comprehensive income
Net loss		(1,245)			(1,245)
Change in unrealized loss on available for sale securities, net of reclassification and tax effects			4,968		4,968
Change in post-retirement obligation, net of tax effects			21		21
Total comprehensive income					3,744
Cash dividends declared - $10.00 per share		(4,297)			(4,297)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation				12,945	12,945
Balance, September 30, 2009	$39,515	$115,134	$3,689	$(33,725)	$124,613

	Common Stock and Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2010	$38,865	$115,544	$3,584	$(31,230)	$126,763

Comprehensive income
Net income		4,693			4,693
Change in unrealized gains on available for sale securities, net of reclassification and tax effects			1,906		1,906
Change in post-retirement obligation, net of tax effects			19		19
Total comprehensive income					6,618
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation				2,501	2,501
Balance, September 30, 2010	$38,865	$120,237	$5,509	$(28,729)	$135,882

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Dollars in thousands)

(UNAUDITED)

	2010	2009
Cash flows from operating activities
Net income (loss)	$4,693	$(1,245)
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities
Depreciation	2,300	2,463
Provision for loan losses	8,425	14,550
Deferred income tax benefit	(1,396)	(7,124)
Net premium amortization of securities	1,648	113
Net realized gains on securities transactions	(267)	(109)
Impairment of pooled trust preferred securities	—	8,320
Increase in carrying value of bank-owned life insurance	(804)	(1,506)
Net gain on sales of loans held for sale	—	(547)
Sales of loans held for sale	—	52,960
Origination of loans held for sale	—	(50,847)
Net gain on sales of premises and equipment	4	—
Net gain on sales of other real estate	(229)	(13)
Impairment of other real estate	1,669	103
Decrease in accrued interest and other assets	2,489	1,160
Increase (decrease) in accrued interest and other liabilities	2,247	(4,340)
Net cash provided by discontinued operating activities	—	1,142
Net cash provided by continuting operating activities	20,779	15,080
Cash flows from investing activities
Securities available for sale
Sales	964	19,522
Maturities, calls and redemptions	94,713	63,634
Purchases	(234,315)	(63,509)
Securities held to maturity and FHLB stock
Maturities, calls and redemptions	73,213	46,704
Purchases	(38,324)	(48,145)
Net decrease in loans	49,165	5,954
Investment in bank-owned life insurance	(159)	(42)
Purchases of premises and equipment	(775)	(3,532)
Sales of other real estate	6,818	2,163
Net cash provided by discontinued investing activities	—	602
Net cash (used in) provided by continuing investing activities	(48,700)	23,351
Cash flows from financing activities
Net (decrease) increase in deposits	(2,583)	69,032
Net decrease in federal funds purchased	—	(55,000)
Repurchase and retirement of common stock	—	(2,008)
Net increase in prepaid solutions cards	1,943	954
Dividends paid	—	(4,297)
Net cash (used in) provided by financing activities	(640)	8,681
Net (decrease) increase in cash and cash equivalents	(28,561)	47,112
Beginning cash and cash equivalents	148,610	55,474
Ending cash and cash equivalents	$120,049	$102,586
Supplemental disclosures
Cash paid for interest	$15,412	$19,265
Cash paid for income taxes	1,650	2,354
Other real estate acquired through loan foreclosures	3,674	16,009

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

On December 4, 2009, the Company sold its prepaid solutions group. The Company desires to transfer substantially all of the outstanding balances on prepaid solutions cards, which represent the total of prepaid solutions cards deposits and prepaid solutions cards liabilities, to another financial institution during 2011, although such a transfer may be difficult in the current regulatory environment.

The Company’s board of directors has resolved to obtain regulatory approval prior to paying dividends, increasing debt, or redeeming West Suburban common stock in order to preserve capital and maintain the Company’s financial strength given the economic environment and its impact on the Company.

Note 2 - Securities

At September 30, 2010 and December 31, 2009, the amortized cost, unrealized gains and losses and fair value of securities available for sale were as follows:

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$19,981	$1,112	$—	$21,093
U.S. government sponsored enterprises	17,424	642	—	18,066
Mortgage-backed: residential	283,257	7,329	(131)	290,455
States and political subdivisions	10,966	588	(4)	11,550
Corporate	5,106	98	—	5,204
Total	$336,734	$9,769	$(135)	$346,368

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored enterprises	$49,621	$909	$(46)	$50,484
Mortgage-backed: residential	139,151	5,313	(13)	144,451
States and political subdivisions	10,367	314	(6)	10,675
Total	$199,139	$6,536	$(65)	$205,610

Mortgage-backed: residential securities consist of residential mortgage-backed securities issued by U.S. government sponsored enterprises and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. Corporate securities consist of one investment grade corporate bond.

At September 30, 2010 and December 31, 2009, the amortized cost, unrealized gains and losses and fair value of securities held to maturity were as follows:

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$9,954	$621	$—	$10,575
U.S. government sponsored enterprises	21,664	954	—	22,618
Mortgage-backed: residential	150,540	8,518	—	159,058
States and political subdivisions	48,523	887	(142)	49,268
Total	$230,681	$10,980	$(142)	$241,519

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored enterprises	$41,199	$392	$(48)	$41,543
Mortgage-backed: residential	178,129	7,029	(160)	184,998
States and political subdivisions	46,580	429	(234)	46,775
Total	$265,908	$7,850	$(442)	$273,316

At September 30, 2010, the amortized cost and fair value of debt securities available for sale and held to maturity by contractual maturity were as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$624	$628	$31,881	$31,863
Due after 1 year through 5 years	40,412	42,310	35,562	37,208
Due after 5 years through 10 years	6,130	6,170	3,637	3,844
Due after 10 years	6,311	6,805	9,061	9,546
Mortgage-backed: residential	283,257	290,455	150,540	159,058
Total	$336,734	$346,368	$230,681	$241,519

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were $964 and $19,522 in sales of securities during the nine months ended September 30, 2010 and September 30, 2009, respectively.

Securities with a carrying value of $98,767 and $114,177 at September 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits, fiduciary activities and for other purposes required or permitted by law.

Securities with unrealized losses at September 30, 2010 and December 31, 2009 are presented below by the length of time the securities have been in a continuous unrealized loss position:

	September 30, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed: residential	20,085	(131)	—	—	20,085	(131)
States and political subdivisions	32,698	(142)	422	(4)	33,120	(146)
Total temporarily impaired	$52,783	$(273)	$422	$(4)	$53,205	$(277)

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government sponsored enterprises	$25,637	$(94)	$—	$—	$25,637	$(94)
Mortgage-backed: residential	21,072	(136)	751	(37)	21,823	(173)
States and political subdivisions	2,964	(97)	1,001	(143)	3,965	(240)
Total temporarily impaired	$49,673	$(327)	$1,752	$(180)	$51,425	$(507)

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

In accordance with FASB guidance, unrealized losses on the Company’s debt securities are not recognized because management does not have the intent to sell the securities and it is not more likely than not that the Company would be required to sell the securities prior to the anticipated recovery. The Company has concluded that as of September 30, 2010, its debt securities were not other-than-temporarily impaired.

As of September 30, 2009, the Company wrote down the full amount of its holdings of pooled trust preferred securities that had total OTTI of $8,320, all of which represented the credit component and was charged to expense.

The table below presents a roll-forward of the credit losses recognized in earnings for the period ended September 30, 2009:

Beginning Balance, January 1, 2009	$—
Additional credit losses not previously recorded	8,320
Reductions for securities that are planned to be sold	(8,320)
Ending Balance, September 30, 2009	$—

Note 3 - Loans

Major classifications of loans were as follows:

	September 30, 2010	December 31, 2009
Commercial	$245,210	$267,432
Consumer	2,430	3,031
Indirect automobile	1,366	2,395
Real estate
Residential	147,621	219,551
Held for sale - residential	69,957	—
Commercial	275,869	280,442
Home equity	218,029	232,607
Construction	164,652	175,186
Credit card	9,554	9,874
Other	717	3,079
Total	1,135,405	1,193,597
Allowance for loan losses	(28,994)	(25,922)
Loans, net	$1,106,411	$1,167,675

The Company makes commercial, consumer and residential real estate loans primarily to customers throughout the western suburbs of Chicago. Construction loans are primarily made to customers engaged in the development and construction of residential real estate projects within the Company’s market area. From time to time the Company will make loans outside of its market area.

As part of an overall strategy to maintain strong regulatory capital in the present economic environment, and to improve the Bank’s interest rate risk, management decided to sell residential real estate loans that are at the lower end of the interest earning yield of the portfolio, yet are still above current market rates.  Proceeds from the sale will initially be held in cash and cash equivalents and either invested in the investment portfolio or used to fund potential run-off of deposits as the Company continues to reduce interest rates paid on deposits.  All $70.0 million of residential loans held for sale as of September 30, 2010 represent fully amortizing first mortgage loans that management has contracted to sell to a third party, on a non-recourse basis, with servicing retained.  The closing of this sale is expected to occur in the fourth quarter of 2010, and the Company is expecting to recognize a gain on the sale.  Upon completion of this transaction, the Company does not expect that loan sales will be part of management’s strategy, and therefore the Company does not expect that additional loans will be classified as held for sale.

Changes in the allowance for loan losses were as follows:

	September 30, 2010	December 31, 2009
Balance, beginning of year	$25,922	$15,578
Provision for loan losses	8,425	24,925
Loans charged-off	(5,507)	(14,952)
Recoveries	154	371
Balance, period-end	$28,994	$25,922

Impaired loans are summarized as follows:

	September 30, 2010	December 31, 2009
Period-end loans with no allocated allowance for loan losses	$40,584	$30,754
Period-end loans with allocated allowance for loan losses	20,978	14,636
Total	$61,562	$45,390

Amount of the allowance for loan losses allocated to impaired loans at period-end	$4,861	$1,527

Nonperforming loans were as follows:

	September 30, 2010	December 31, 2009
Loans past due 90 days or more still on accrual	$517	$790
Nonaccrual loans	52,231	38,038
Total nonperforming loans	$52,748	$38,828

At September 30, 2010, the Company had $16.1 million of loans considered troubled debt restructurings, which are considered impaired loans, compared to $8.6 million as of December 31, 2009. Modifications for loans classified as troubled debt restructurings primarily changed the timing of cash flows for a short period of time and the Bank has not allocated any specific reserves to customers whose loan terms have been modified in troubled debt restructurings. The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

Note 4 - Other Real Estate

Activity in other real estate was as follows:

	September 30, 2010	December 31, 2009
Balance, beginning of year	$25,994	$4,658
Acquired through loan foreclosure	3,674	25,707
Reductions from sales	(6,589)	(3,922)
Direct write-downs	(1,669)	(449)
Balance, period-end	$21,410	$25,994

Note 5 - Financial Instruments with Off-Balance Sheet Risk

Unused lines of credit and other commitments to extend credit not reflected in the financial statements are as follows:

	September 30, 2010			December 31, 2009
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commercial loans and lines of credit	$1,064	$141,954	$143,018	$1,434	$169,158	$170,592
Check credit lines of credit	944	—	944	1,027	—	1,027
Mortgage loans	6,782	—	6,782	8,419	—	8,419
Home equity lines of credit	2,337	134,893	137,230	2,508	152,281	154,789
Letters of credit	—	13,132	13,132	—	14,650	14,650
Credit card lines of credit	—	37,728	37,728	—	38,771	38,771
Total	$11,127	$327,707	$338,834	$13,388	$374,860	$388,248

Fixed rate commercial loan commitments and lines of credit at September 30, 2010 had interest rates ranging from 3.8% to 7.3% with terms ranging from 1 month to 5 years. Fixed rate mortgage loan commitments at September 30, 2010 had interest rates ranging from 4.4% to 5.3% with terms ranging from 6 to 30 years. Fixed rate home equity lines of credit at September 30, 2010 had interest rates ranging from 6.0% to 7.0% with terms ranging from 1 to 3 years. Fixed rate check credit lines of credit at September 30, 2010 had interest rates of 18.0%.

Note 6 - Common Stock in ESOP Subject to Contingent Repurchase Obligation

At September 30, 2010 and December 31, 2009, the Employee Stock Ownership Plan (the “ESOP”) held 91,203 and 91,317 shares of West Suburban common stock, respectively. Upon termination of their employment, participants who receive their benefit distributions in the form of West Suburban common stock may require the Company to purchase, when the Company is legally permitted to purchase its common stock, the common stock distributed at fair value during two 60-day periods. The first purchase period begins on the date the benefit is distributed and the second purchase period begins on the first anniversary of the distribution date. This contingent repurchase obligation is reflected in the Company’s financial statements as “Common stock in ESOP subject to contingent repurchase obligation” and reduces shareholders’ equity by an amount that represents the independently appraised fair value of all West Suburban common stock held by the ESOP and allocated to participants, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares.

Note 7 - New Accounting Pronouncements

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

Newly Issued But Not Yet Effective Accounting Guidance

In July 2010, the FASB issued an Accounting Standards Update, “Receivables: Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The objective of this Update is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. An entity should provide disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The Update makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables at the end of the reporting period by class of financing receivables, and the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company expects the adoption to be disclosure-related only and have no impact on its results of operations.

Note 8 - Retirement Benefits

The Bank maintains the West Suburban Bank 401(k) Profit Sharing Plan (the “401(k) Plan”), which serves as the Company’s principal retirement plan. The 401(k) Plan was established in 2007 to address the limited availability of West Suburban common stock for acquisition by the ESOP and to offer participants an avenue to diversify their retirement savings.

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

The eligible retirement age under the plan is age 62 and the plan is unfunded. Net postretirement benefit costs are summarized in the following table:

	Nine Months Ended
	September 30,
	2010	2009
Service cost	$26	$31
Interest cost	44	45
Amortization of prior service cost	16	16
Recognized net actuarial gain	16	20
Net periodic benefit cost	$102	$112

	Three Months Ended
	September 30,
	2010	2009
Service cost	$9	$11
Interest cost	15	15
Amortization of prior service cost	5	6
Recognized net actuarial gain	6	6
Net periodic benefit cost	$35	$38

Note 9 - Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and in Illinois. The Company is no longer subject to examination by the U.S. federal tax authorities or by Illinois tax authorities for years prior to 2006.

Income tax expense increased $6.3 million for the first nine months of 2010 compared to the first nine months of 2009. The effective tax rates for the first nine months of 2010 and 2009 were 21.7% and (79.3%), respectively. The increase was due to the increase in taxable income.

Net deferred tax assets are included in accrued interest and other assets. No valuation allowance was considered necessary for net deferred tax assets. The Company had net deferred tax assets of $18.5 million and $12.8 million as of September 30, 2010 and December 31, 2009, respectively.

Note 10 - Fair Value

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

Assets and liabilities measured at fair value on a recurring basis and a non-recurring basis are as follows:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2010 Recurring basis
U.S. Treasuries	$21,093	$21,093	$—	$—
U.S. government sponsored enterprises	18,066	—	18,066	—
Mortgage-backed: residential	290,455	—	290,455	—
State and political subdivisions	11,550	—	11,550	—
Corporate	5,204	—	5,204	—
Total securities available for sale	$346,368	$21,093	$325,275	$—

September 30, 2010 Non-recurring basis
Impaired loans	$16,117	$—	$—	$16,117
Other real estate	6,552	—	—	6,552

December 31, 2009 Recurring basis
U.S. government sponsored enterprises	$50,484	$—	$50,484	$—
Mortgage-backed: residential	144,451	—	144,451	—
State and political subdivisions	10,675	—	10,675	—
Total securities available for sale	$205,610	$—	$205,610	$—

December 31, 2009 Non-recurring basis
Impaired loans	$13,109	$—	$—	$13,109
Other real estate	25,994	—	—	25,994

At September 30, 2010, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $16,117, which consisted of the outstanding balance of $20,978, net of a valuation allowance of $4,861, resulting in an additional provision for loan losses of $3,334 during the first nine months of 2010. The majority of the additional provision was due to further deterioration in the collateral value of loans that had been classified as impaired at December 31, 2009. At December 31, 2009, impaired loans had a net carrying amount of $13,109, which consisted of the outstanding balance of $14,636, net of a valuation allowance of $1,527.

At September 30, 2010, other real estate which is measured at fair value less costs to sell, had a net carrying amount of $6,552, which consisted of the outstanding balance of $7,972, net of a valuation allowance of $1,420, resulting in expense of $1,669 for the first nine months of 2010. At December 31, 2009, other real estate, had a net carrying amount of $25,994, which consisted of the outstanding balance of $26,390, net of a valuation allowance of $396, resulting in expense of $449 for 2009.

Carrying values and estimated fair values of the Company’s financial instruments as of September 30, 2010 and December 31, 2009 are set forth in the table below:

	2010		2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents	$120,049	$120,049	$148,610	$148,610
Securities
Available for sale	346,368	346,368	205,610	205,610
Held to maturity	230,681	241,519	265,908	273,316
Federal Home Loan Bank stock	7,599	N/A	7,599	N/A
Loans, less allowance for loan losses	1,106,411	1,112,236	1,167,675	1,166,369
Accrued interest receivable	6,131	6,131	6,048	6,048

Financial liabilities
Deposits	1,754,404	1,767,647	1,756,987	1,774,132
Accrued interest payable	4,379	4,379	4,994	4,994

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

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

At the end of 2007, the United States economy experienced a downturn that continued throughout 2009 and into 2010. During this period, the United States economy experienced rising unemployment, declining home values, extremely low liquidity in the debt markets and declining values and high volatility in the equity markets.  As a result of these conditions, consumer confidence and spending decreased substantially and asset values declined.  Like many other financial institutions, the Company’s financial results in recent reporting periods, including the first nine months of 2010, were impacted by the continuing economic downturn.

The economic downturn has impacted the entire state of Illinois, including the Company’s primary market area, located in the western suburbs of Chicago, Illinois.  According to the Bureau of Labor and Statistics, the unemployment rate in the state of Illinois at August 31, 2010, exceeded 10%.  Rising unemployment has adversely impacted the ability of certain of the Company’s borrowers to meet their ongoing debt obligations.  In addition, real estate demand in the Company’s market area remains weak, resulting in declines in the values of the real estate serving as collateral for certain of the Company’s loans.  Although management believes that single family residential property values are beginning to stabilize, many other types of properties, including commercial real estate and raw land, remain at extremely weak levels.

As a result of the continuing economic downturn in the national and local economies and declining real estate values, management has focused its attention primarily on improving the performance of the Bank’s loan portfolio.  During the first nine months of 2010, the Bank’s nonaccrual loans increased, which adversely impacted its interest income.  The deterioration in the Bank’s loan portfolio has forced the Bank to increase its allowance for loan losses to absorb additional losses in the loan portfolio.  The Bank’s board of directors reviews the level of its allowance for loan losses on a monthly basis.  The board responds as promptly as practicable to new developments in the Bank’s loan portfolio, but it often takes time to implement appropriate changes to the Bank’s allowance.  Although management has increased the Bank’s allowance for loan losses in response to increasing levels of nonaccrual loans, management cannot be certain that it has established the allowance at the correct level, and loan losses in excess of the allowance for loan losses would adversely affect the Bank’s financial condition and results of operations.  In addition, as a result of increasing levels of foreclosures, the Bank’s other real estate owned portfolio increased dramatically in 2009 and remained at a high level in the first nine months of 2010, further decreasing the Bank’s interest income. Management has had to focus additional time and effort on selling these properties, and the Bank has incurred significant costs in connection with maintaining the properties, including real estate taxes, management fees and insurance costs.  Management continues to aggressively pursue sales of the foreclosed assets in the Bank’s portfolio, but due to weak real estate demand in the Bank’s market area, management is not able to dispose of these properties as promptly as desired.

During this difficult economic period the Bank has seen low levels of quality demand for credit. Although concerns over the credit quality in the Bank’s loan portfolio exist, the Bank continues to be willing to make loans to qualified applicants that meet its traditional, prudent lending standards, which have not changed.

In response to the economic downturn, the Federal Reserve has maintained interest rates at historical low levels and has used various forms of monetary policy in an attempt to drive down long-term interest rates.  The presence of these historically low interest rates has created net interest challenges for the banking industry in general and the Bank in particular.  This interest rate environment has resulted in low-yielding investment opportunities, adding to the downward pressure on the Bank’s interest income.  Because management believes that interest rates will increase over the next few years, management has been focused on investments for the Bank’s securities portfolio that are expected to retain their value in a rising rate environment.  Specifically, the Bank has invested in mortgage-backed securities issued by United States government sponsored enterprises with average maturities of less than five years.  In addition, movements in general market interest rates are a key element in changes in the Bank’s interest rate margin, and the Bank’s interest rate margin has declined in this environment.  Management expects the interest rate environment to remain at historically low levels throughout 2010, which will likely cause these trends to continue in the short-term.

During the first nine months of 2010, management remained focused on resolving the issues raised by the Bank’s regulators in two Cease and Desist Orders.  On December 3, 2008, the Bank entered into an Order to Cease and Desist with the FDIC and the Illinois Department of Financial and Professional Regulation (“DFPR”), which is based on FDIC and DFPR findings that the Bank’s Secrecy Act/Anti-Money Laundering Program was inadequate and that the Bank had violated various laws and regulations related to the Bank Secrecy Act.  On April 23, 2009, the Bank entered into a second Order to Cease and Desist with the FDIC based on FDIC findings that the Bank’s program to implement consumer protection related laws and regulations was inadequate and that the Bank had violated certain consumer protection related laws and regulations.  Both of the orders require the Bank to take certain corrective actions aimed at resolving any outstanding violations of laws or regulations and to implement revised programs intended to address future compliance.  Neither of the orders relates to the Bank’s asset quality, capital position or its financial operations.  The Bank’s regulators recently completed an examination of the Bank’s compliance with the Bank Secrecy Act and other laws and regulations, and in connection with this examination, the Bank expects that the orders will be terminated.

The Company’s board of directors has resolved to obtain regulatory approval prior to paying dividends, increasing debt, or redeeming West Suburban common stock in order to preserve capital and maintain the Company’s financial strength given the economic environment and its impact on the Company.

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

Loans are evaluated on a category-by-category basis to determine the appropriate allocation of the allowance to each category. In addition, individual consumer mortgage, commercial, construction and commercial mortgage loans are evaluated to determine if a specific loss allocation is needed for problem loans deemed to have a shortfall in collateral. Management also considers the borrower’s current economic status, including liquidity and future business viability. Other factors used in the allocation of the allowance include levels and trends of past dues and charge-offs along with concentrations of credit within the commercial and commercial real estate loan portfolios. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future developments occur. Along with the allocation of the allowance on a category-by-category basis and the specific allocations for individual borrowing relationships, the allowance includes a relatively small portion that remains unallocated. Management adjusts the allowance for loan losses by an amount sufficient to maintain the allowance at the level determined appropriate. A loan is fully or partially charged-off when all or a portion of the loan is deemed to be uncollectible by management. The Company believes that the allowance for loan losses is adequate to provide for estimated probable incurred credit losses in the loan portfolio.

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

At September 30, 2010 and December 31, 2009, the ESOP held 91,203 and 91,317 shares of West Suburban common stock, respectively. Upon termination of their employment, participants who receive their benefit distributions in the form of West Suburban common stock may require the Company to purchase the common stock distributed at fair value. A more detailed discussion concerning this obligation is presented in Note 6 to the Company’s Condensed Consolidated Financial Statements included in this report. At September 30, 2010 and December 31, 2009, this contingent repurchase obligation reduced shareholders’ equity by $28.7 million and $31.2 million, respectively.

Balance Sheet Analysis

Total Assets. Total consolidated assets at September 30, 2010 increased .4% from December 31, 2009. This increase was primarily due to an increase in the securities portfolio, offset by decreases in federal funds sold and the loan portfolio.

Cash and Cash Equivalents. Cash and cash equivalents at September 30, 2010 decreased 19.2% from December 31, 2009, primarily due to a decrease in federal funds sold partially offset by an increase in cash and due from banks. As rates on federal funds sold remained at historically low levels, the Company increased its available for sale securities portfolio. This was done in order to earn a higher rate of return compared to the rate paid on federal funds sold while maintaining a high level of liquidity in response to the uncertain economy.

Securities. The Company’s securities portfolio increased 22.0% during the first nine months of 2010. This increase was primarily due to investments in U.S. government sponsored enterprise issued residential mortgage-backed securities and U.S. Treasury securities. The Company manages its securities portfolio to maximize the return on invested funds within acceptable risk guidelines, to meet pledging and liquidity requirements, and to adjust balance sheet interest rate sensitivity in an effort to insulate net interest income against the impact of interest rate changes. The Company will continue to monitor its level of available for sale and held to maturity securities and will classify new securities purchased in the appropriate category at the time of purchase. At September 30, 2010, the Company’s accumulated comprehensive income due to unrealized gains and losses on securities available for sale was $5.8 million compared to $3.9 million at December 31, 2009.

Securities available for sale are carried at fair value, securities held to maturity are carried at amortized cost and Federal Home Loan Bank stock is carried at historical cost. The carrying values of the Company’s major categories of securities are summarized in the following table (dollars in thousands):

	September 30, 2010	December 31, 2009	Dollar Change	Percent Change
Securities available for sale
U.S. Treasuries	$21,093	$—	$21,093	N/A
U.S. government sponsored enterprises	18,066	50,484	(32,418)	(64.2)%
Mortgage-backed: residential	290,455	144,451	146,004	101.1%
States and political subdivisions	11,550	10,675	875	8.2%
Corporate	5,204	—	5,204	N/A
Total securities available for sale	346,368	205,610	140,758	68.5%

Securities held to maturity
U.S. Treasuries	9,954	—	9,954	N/A
U.S. government sponsored enterprises	21,664	41,199	(19,535)	(47.4)%
Mortgage-backed: residential	150,540	178,129	(27,589)	(15.5)%
States and political subdivisions	48,523	46,580	1,943	4.2%
Total securities held to maturity	230,681	265,908	(35,227)	(13.2)%
Federal Home Loan Bank stock	7,599	7,599	—	0.0%
Total securities	$584,648	$479,117	$105,531	22.0%

Mortgage-backed: residential securities consist of residential mortgage-backed securities issued by U.S. government sponsored enterprises and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. Corporate securities consist of one investment grade corporate bond.

Fair values for U.S. Treasuries, U.S. government sponsored enterprise issued securities and corporate securities are determined using a combination of daily closing prices, evaluations, income data, security master (descriptive) data and terms and conditions data. Additional data used to compute the fair value of U.S. government sponsored enterprise issued residential mortgage-backed pass-through securities (FHLMC, FNMA, and GNMA pools) includes daily composite seasoned, pool-specific, and generic coupon evaluations, and factors and descriptive data for individual pass-through pools. Additional data used to compute the fair value of U.S. government sponsored enterprise issued collateralized mortgage obligations include daily evaluations and descriptive data.

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

Loans. Total loans outstanding at September 30, 2010 decreased 4.9% from December 31, 2009, primarily due to decreases in the commercial, construction and home equity loan portfolios. The decrease in the commercial loan portfolio was primarily due to customers paying down their commercial revolving lines of credit. The decrease in the construction loan portfolio was primarily due to the payoff of four accounts. The decrease in the home equity loan portfolio was primarily due to payoffs resulting from refinancing activity, as well as a decrease in home equity loan originations.

Balances in the Company’s loans are summarized in the following table (dollars in thousands):

	September 30, 2010	December 31, 2009
Commercial	$245,210	$267,432
Consumer	2,430	3,031
Indirect automobile	1,366	2,395
Real Estate
Residential	147,621	219,551
Held for sale - residential	69,957	—
Commercial	275,869	280,442
Home equity	218,029	232,607
Construction	164,652	175,186
Credit card	9,554	9,874
Other	717	3,079
Total	1,135,405	1,193,597
Allowance for loan losses	(28,994)	(25,922)
Loans, net	$1,106,411	$1,167,675

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

Although the Bank held approximately $18 million of residential mortgage loans purchased from third party originators as of September 30, 2010, the Bank has not purchased any loans since August 2008. The Bank’s general policy is to originate only residential mortgage loans that conform with the underwriting standards of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation and which would qualify for sale into the secondary mortgage market.

As part of an overall strategy to maintain strong regulatory capital in the present economic environment, and to improve the Bank’s interest rate risk, management decided to sell residential real estate loans that are at the lower end of the interest earning yield of the portfolio, yet are still above current market rates.  Proceeds from the sale will initially be held in cash and cash equivalents and either invested in the investment portfolio or used to fund potential run-off of deposits as the Company continues to reduce interest rates paid on deposits.  All $70.0 million of residential loans held for sale as of September 30, 2010 represent fully amortizing first mortgage loans that management has contracted to sell to a third party, on a non-recourse basis, with servicing retained.  The closing of this sale is expected to occur in the fourth quarter of 2010, and the Company is expecting to recognize a gain on the sale.  Upon completion of this transaction, the Company does not expect that loan sales will be part of management’s strategy, and therefore the Company does not expect that additional loans will be classified as held for sale.

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

At September 30, 2010, the allowance for loan losses was $29.0 million, compared to $25.9 million at December 31, 2009. The increase in the allowance for loan losses was primarily due to the increase in the specific allowance allocated to impaired loans. The majority of the increase in the specific allowance was due to further deterioration in the collateral values of loans classified as impaired at December 31, 2009. Collateral values of loans classified as impaired are generally evaluated on an annual basis. Net loan charge-offs were $5.4 million and $5.0 million for the nine months ended September 30, 2010 and 2009, respectively. Nonperforming loans (nonaccrual and loans past due 90 days or more still on accrual) increased to $52.7 million at September 30, 2010, from $38.8 million at December 31, 2009. The majority of this increase was due to nonaccrual loans which increased to $52.2 million at September 30, 2010 from $38.0 million at December 31, 2009. This increase was primarily due to classifying three large commercial loan relationships totaling $6.9 million and five large commercial real estate relationships totaling $8.0 million as nonaccrual during the second quarter of 2010. Additionally, during the third quarter of 2010, four large commercial loan relationships totaling $5.6 million and one large home equity loan relationship totaling $1.2 million were classified as nonaccrual. These increases were partially offset by a principal payment on one large commercial account of $2.5 million during the second quarter of 2010 and by two commercial real estate relationships totaling $2.8 million being paid off along with one relationship totaling $.4 million becoming current in the third quarter of 2010. Additionally, one residential real estate relationship totaling $.6 million paid off in the third quarter of 2010.

Approximately $4.9 million, or 16.8%, of the $29.0 million allowance for loan losses at September 30, 2010, relates to loans for which there are specific reserves, as compared to a specific reserve of $1.5 million, or 5.9% of the total allowance for loan losses at December 31, 2009. The general reserve as a percent of overall loans was 2.12% at September 30, 2010, as compared to 2.04% at December 31, 2009. The increase in the general reserve as a percent of loans is due to changes in actual historical losses, management’s review of internal classified loans, management’s expectation of overall economic conditions in the areas in which the Company operates, management’s expected losses with the overall level of real estate loans and management’s expectation of future collateral values within the Company’s portfolio.

Loans past due 90 days or more still on accrual decreased to $.5 million at September 30, 2010 from $.8 million at December 31, 2009. This was primarily due to one commercial account and one residential real estate account being classified as nonaccrual in 2010. This decrease was partially offset by one commercial account becoming past due 90 days or more still on accrual.

The Company’s ratio of nonperforming loans to total loans was 4.6% at September 30, 2010 and 3.3% at December 31, 2009. The ratio of nonperforming assets to total assets increased to 3.8% at September 30, 2010 from 3.3% at December 31, 2009.

The ratio of the allowance for loan losses to total loans was 2.6% at September 30, 2010 and 2.2% December 31, 2009. The following table presents an analysis of the Company’s nonperforming loans and other real estate as of the dates indicated (dollars in thousands):

	September 30, 2010	December 31, 2009
Loans past due 90 days or more still on accrual	$517	$790
Nonaccrual loans	52,231	38,038
Total nonperforming loans	$52,748	$38,828
Nonperforming loans as a percent of total loans	4.6%	3.3%
Allowance for loan losses as a percent of nonperforming loans	55.0%	66.8%
Other real estate	$21,410	$25,994
Nonperforming assets as a percent of total assets	3.8%	3.3%

Impaired loans, which consist of loans past due 90 days or more still on accrual, nonaccrual loans and troubled debt restructurings, are summarized as follows (dollars in thousands):

	September 30, 2010	December 31, 2009
Period-end loans with no allocated allowance for loan losses	$40,584	$30,754
Period-end loans with allocated allowance for loan losses	20,978	14,636
Total	$61,562	$45,390

Impaired loans as of September 30, 2010, increased $16.2 million from December 31, 2009, primarily due to the classification of 47 loan relationships as impaired during the first nine months of 2010. The allowance on impaired loans was $4.9 million at September 30, 2010 and $1.5 million at December 31, 2009. Loans considered troubled debt restructurings as of September 30, 2010 increased $7.5 million from December 31, 2009.

The following table presents an analysis of the Company’s allowance for loan losses for the periods stated (dollars in thousands):

	2010			2009
	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
Provision - quarter	$2,875	$3,175	$2,375	$10,375	$5,600
Provision - year to date	8,425	5,550	2,375	24,925	14,550
Net charge-offs - quarter	2,602	1,619	1,132	9,599	1,694
Net charge-offs - year to date	5,353	2,751	1,132	14,581	4,982
Allowance at period end	28,994	28,721	27,165	25,922	25,146
Allowance at period end to total loans	2.6%	2.5%	2.3%	2.2%	2.1%

Other Real Estate.  At September 30, 2010, the Company had $21.4 million in other real estate, compared to $26.0 million at December 31, 2009. During the first nine months of 2010, the Company acquired properties with an aggregate carrying value of $3.7 million, and the Company sold properties with an aggregate carrying value of $6.6 million. These sales produced $.3 million in gains and $.1 million in losses. On a monthly basis, the Company evaluates the carrying value of all other real estate properties and takes write-downs on these properties as necessary. During the first nine months of 2010, the Company recorded aggregate write-downs of $1.7 million on ten commercial loan properties due to continued decline in real estate values. The Company is actively marketing the properties it holds in its other real estate portfolio in a continuing effort to reduce this portfolio.

Deposits.  Total deposits at September 30, 2010 decreased .1% from December 31, 2009, primarily due to decreased balances in time deposits partially offset by continued increased balances in money market checking and savings deposits. Management believes that due to the current state of the economy, some customers have migrated from non-liquid time deposits to more liquid deposit products such as money market checking and savings. In general, management promotes the Company’s deposit products when it believes appropriate and prices its products in a manner intended to retain the Company’s current customers as well as attract new customers while maintaining an acceptable net interest margin. The Company currently holds $29.2 million of deposits related to balances on cards issued by the Bank’s former prepaid solutions group. The Bank desires to transfer its issuing bank responsibilities under the prepaid card programs originated by the Bank’s former prepaid solutions group, although such a transfer may be difficult in the current regulatory environment. To the extent the Bank is able to transfer its issuing bank responsibilities under the prepaid card programs originated by the Bank’s former prepaid solutions group, the Company expects to transfer these balances at carrying value.

Balances in the Company’s major categories of deposits are summarized in the following table (dollars in thousands):

	September 30, 2010	December 31, 2009	Dollar Change	Percent Change
Demand-noninterest-bearing	$135,180	$125,132	$10,048	8.0%
Prepaid solutions cards deposits	29,219	30,577	(1,358)	(4.4)%
NOW	315,752	328,405	(12,653)	(3.9)%
Money market checking	419,935	403,155	16,780	4.2%
Savings	339,041	330,197	8,844	2.7%
Time deposits
Less than $100,000	371,251	392,501	(21,250)	(5.4)%
$100,000 and greater	144,026	147,020	(2,994)	(2.0)%
Total	$1,754,404	$1,756,987	$(2,583)	(0.1)%

As of September 30, 2010, in accordance with applicable regulatory call report instructions, the Bank reported that it had no brokered deposits.

Prepaid Solutions Cards. Outstanding balances on prepaid solutions cards, which represent the total of prepaid solution cards deposits and prepaid solutions cards liabilities, increased 1.6% at September 30, 2010 from December 31, 2009. On December 4, 2009, the Company sold its prepaid solutions cards division. The Bank remains the card issuing bank under the card programs transferred, the Bank desires to transfer such responsibilities, and the related assets and liabilities, to another financial institution, although such a transfer may be difficult in the current regulatory environment. The outstanding balances on prepaid solutions cards will remain on the Company’s balance sheet for a period of time, however, the Company will no longer record the income and expense associated with the prepaid solutions cards.

CAPITAL RESOURCES

Shareholders’ equity at September 30, 2010 increased 7.2% from December 31, 2009. The increase resulted from an increase in accumulated comprehensive income of $1.9 million, net income of $4.7 million and a $2.5 million increase in the amount reclassified on ESOP shares.

Banking regulations require the Company and the Bank to maintain minimum capital amounts and ratios. As of September 30, 2010, all capital ratios were in excess of the regulatory capital requirements, which call for a minimum total risk-based capital ratio of 8% for each of the Company and the Bank, a minimum Tier 1 risk-based capital ratio of 4% for each of the Company and the Bank and a minimum leverage ratio (3% for the most highly rated banks and bank holding companies that do not expect significant growth; all other institutions are required to maintain a minimum leverage capital ratio of 4% to 5% depending on their particular circumstances and risk and growth profiles) for each of the Company and the Bank. Bank holding companies and their subsidiaries are generally expected to operate at or above the minimum capital requirements.

As of September 30, 2010 and December 31, 2009, the Bank exceeded the minimum capital ratios required for it to qualify as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum ratios for total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets as set forth in the following table. There are no conditions or events since September 30, 2010 that management believes would result in a change of it being considered “well-capitalized” under the regulatory framework for prompt corrective action. On a consolidated basis, the Company also exceeded regulatory capital requirements as of these dates. In accordance with applicable regulations, the appraised fair value of West Suburban common stock owned by the ESOP is included in Tier 1 capital.

The following table sets forth the actual and minimum capital ratios of the Company and the Bank as of the dates indicated (dollars in thousands):

	Actual		Minimum To Be Well- Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
As of September 30, 2010
Total capital (to risk weighted assets)
Company	$175,899	12.9%	N/A	N/A	N/A
Bank	171,750	12.6%	$136,294	10.0%	$35,456
Tier 1 capital (to risk weighted assets)
Company	158,686	11.6%	N/A	N/A	N/A
Bank	154,566	11.3%	81,776	6.0%	72,790
Tier 1 capital (to average assets)
Company	158,686	8.1%	N/A	N/A	N/A
Bank	154,566	7.9%	97,960	5.0%	56,606

As of December 31, 2009
Total capital (to risk weighted assets)
Company	$171,609	12.0%	N/A	N/A	N/A
Bank	159,818	11.2%	$142,385	10.0%	$17,433
Tier 1 capital (to risk weighted assets)
Company	153,696	10.8%	N/A	N/A	N/A
Bank	141,920	10.0%	85,431	6.0%	56,489
Tier 1 capital (to average assets)
Company	153,696	8.1%	N/A	N/A	N/A
Bank	141,920	7.5%	95,114	5.0%	46,806

The Company’s board of directors has resolved to obtain regulatory approval prior to paying dividends, increasing debt, or redeeming West Suburban common stock in order to preserve capital and maintain the Company’s financial strength given the economic environment and its impact on the Company.

LIQUIDITY

Effective liquidity management ensures the availability of funding sources at minimum cost to meet fluctuating deposit balances, loan demand needs and to take advantage of earnings enhancement opportunities. A large, stable core deposit base and a strong capital position are the solid foundation for the Company’s liquidity position. Liquidity is enhanced by a securities portfolio structured to provide liquidity as needed. The Company also maintains relationships with correspondent banks to purchase federal funds subject to underwriting and collateral requirements. Additionally, subject to credit underwriting, collateral, capital stock, and other requirements of the Federal Home Loan Bank of Chicago (the “FHLB”), the Company is able to borrow from the FHLB on a “same day” basis. As of September 30, 2010, the Company could have borrowed up to approximately $152 million from the FHLB secured by certain of its real estate loans and securities. Furthermore, the Company has agreements in place to borrow up to $61 million in federal funds. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity and maturity schedules of interest-earning assets and interest-bearing liabilities.

Generally, the Company uses cash and cash equivalents to meet its liquidity needs. As of September 30, 2010 and December 31, 2009, these liquid assets represented 24.0% and 18.3% of total assets, respectively. If the Company’s cash and cash equivalents are not sufficient to meet its liquidity needs, the Company would access the federal funds available for a short period of time. If longer term liquidity is needed, the Company would meet those needs using securities available for sale. If needed, the Company could also meet liquidity needs by selling loans out of its mortgage loan portfolio on the secondary market. The Company is currently in the process of selling approximately $70 million in mortgage loans in a single transaction which is expected to settle in the fourth quarter of 2010. This transaction was entered into to help reduce the Company’s interest rate risk and as part of the Company’s strategy to maintain strong regulatory capital. Proceeds from the sale will initially be held in cash and cash equivalents and either invested in the investment portfolio or used to fund potential run-off of deposits as management continues to reduce interest rates paid on deposits.

During the first nine months of 2010, the Company’s cash and cash equivalents decreased $28.6 million, primarily due to a $79.8 million decrease in federal funds sold. During this period, the Company increased its available for sale securities portfolio to earn a higher rate of return compared to federal funds sold. Net cash provided by operating activities was $20.8 million. Net cash used in investing activities was $48.7 million. Net cash used in financing activities for this period was $.6 million.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Net Income (Loss).  The Company’s net income increased $5.9 million to $4.7 million for the first nine months of 2010 compared to a $1.2 million net loss for the first nine months of 2009. The net loss in 2009 resulted primarily from an $8.3 million write-down of pooled trust preferred securities during the third quarter of 2009, while no similar write-downs were taken in 2010. The increase in net income also resulted from a decrease in the provision for loan losses of $6.1 million during the first nine months of 2010 compared to the same period in 2009. These changes were partially offset by decreases to noninterest income components (other than the impairment of pooled trust preferred securities) of $2.0 million and an increase in income tax expense of $6.4 million.

Net Interest Income.  Net interest income (on a fully tax-equivalent basis) increased .7% for the first nine months of 2010 compared to the first nine months of 2009. Net interest income is the primary source of income for the Company. Net interest income is the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by changes in volume and yield on interest-earning assets and the volume and rates on interest-bearing liabilities. Interest-earning assets consist of federal funds sold, securities and loans. Interest-bearing liabilities primarily consist of deposits. The net interest margin is the percentage of tax-equivalent net interest income to average earning assets. The Company’s net interest margin (on a fully tax-equivalent basis) was 3.5% for the nine-month periods ended September 30, 2010 and 2009.

Total interest income (on a tax-equivalent basis) decreased 6.1% for the first nine months of 2010 compared to the first nine months of 2009, primarily due to decreasing yields in the Company’s securities portfolio. Securities average balances increased 27.2% for the first nine months of 2010 and the average yield on the securities portfolio decreased 115 basis points. Average loan balances decreased 7.5% for the first nine months of 2010 and the average yield on the loan portfolio increased 7 basis points. Yields on the Company’s home equity portfolio and residential real estate portfolio decreased by 23 and 15 basis points, respectively, primarily due to a significant increase in nonaccrual loans. Yields on the Company’s commercial loan portfolio increased 42 basis points primarily due to loans that are 45 days or more past due triggering a higher default rate.

Total interest expense decreased 21.7% for the first nine months of 2010 compared to the first nine months of 2009. Lower interest on deposits, resulting from lower yields on interest-bearing deposits, accounted for most of the decrease. The average yield on interest-bearing deposits decreased 45 basis points to 1.2% at September 30, 2010, from 1.7% at September 30, 2009. Approximately 66% of time deposits are scheduled to mature within one year.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities (on a fully tax-equivalent basis) for the first nine months ended September 30, 2010 as compared to the same period in 2009 (dollars in thousands):

	Change due to		Total
	Volume	Rate	Change
Interest Income
Federal funds sold	$(47)	$(10)	$(57)
Securities	3,075	(3,840)	(765)
Loans	(3,630)	633	(2,997)
Total interest income	(602)	(3,217)	(3,819)
Interest Expense
Interest-bearing deposits	986	(5,050)	(4,064)
Other interest-bearing liabilities	(42)	(1)	(43)
Total interest expense	944	(5,051)	(4,107)
Net interest income	$(1,546)	$1,834	$288

The following table presents an analysis of the Company’s year-to-date average interest-earning assets, demand-noninterest-bearing deposits and interest-bearing liabilities as of the dates indicated (dollars in thousands):

	2010			2009
	September 30	June 30	March 31	December 31	September 30
Federal funds sold	$29,962	$45,061	$78,227	$61,280	$55,339
Securities	564,574	545,377	486,596	449,239	443,848
Loans	1,119,951	1,131,278	1,144,915	1,201,646	1,210,884
Total interest- earning assets	$1,714,487	$1,721,716	$1,709,738	$1,712,165	$1,710,071

Demand-noninterest- bearing deposits	$159,714	$157,093	$154,976	$152,332	$148,988
Interest-bearing deposits	1,620,743	1,624,952	1,608,878	1,525,659	1,512,697
Total deposits	$1,780,457	$1,782,045	$1,763,854	$1,677,991	$1,661,685
Total interest- bearing liabilities	$1,620,743	$1,624,952	$1,608,878	$1,534,127	$1,524,018

Provision for Loan Losses.   A provision for loan loss is recorded when the Company’s evaluation of the general and specific reserve categories of the allowance for loan loss are not deemed sufficient to absorb probable incurred credit losses in the loan portfolio. Provision for loan losses decreased $6.1 million for the first nine months of 2010 compared to the first nine months of 2009.  This decrease was primarily due to continued declining balances in the Company’s loan portfolio during the first nine months of 2010. Although the percent of the general allowance to total loans increased at September 30, 2010 compared to September 30, 2009, it was not necessary for the Company to make provisions for loan losses during the first nine months of 2010 at the same level as the first nine months of 2009 due to declining loan balances in the general reserve category. The $8.4 million provision during the first nine months of 2010 was primarily the result of an increase in the specific reserves allocated to impaired loans. A more detailed discussion of the allowance for loan losses is presented in the Allowance for Loan Losses and Asset Quality section of this report.

Noninterest Income.  Total noninterest income increased 275.7% for the first nine months of 2010 compared to the first nine months of 2009. Although the Company has not recorded any OTTI on its securities portfolio in 2010, during 2009, the Company recorded OTTI on its pooled trust preferred securities in the amount of $8.3 million, which reduced noninterest income. The Company recorded Bank-owned life insurance (“BOLI”) income of $.8 million for the first nine months of 2010 compared to $1.5 million for the first nine months of 2009. This decrease in BOLI income was primarily due to a smaller increase, in the first nine months 2010 compared to the first nine months 2009, in the market value of the underlying investments with specific account assets. Other income increased $1.2 million primarily due to $.4 million in services performed in connection with prepaid solutions cards, $.2 million in net gains on sales of other real estate and $.1 million in interchange income. Additionally, the Company incurred $1.7 million of write-downs on other real estate thereby reducing noninterest income for the 2010 period. Service fees on deposit accounts decreased $.5 million primarily due to decreased fees associated with the overdraft honors program. Additionally, the Company experienced a decrease in gains on sale of loans held for sale of $.5 million, as no loans were sold in the secondary market during the 2010 period.

Noninterest Expense.  Total noninterest expense increased .2% for the first nine months of 2010 compared to the first nine months of 2009. Salaries and employee benefits decreased $1.7 million primarily due to a smaller increase, in the first nine months 2010 compared to the first nine months 2009, in the market value of the underlying investments associated with the insurance policies that are tied to the Company’s deferred compensation plans. Advertising and promotion expense increased $.2 million primarily due to advertising on cable television. FDIC assessments increased $.9 million due to several factors, including increased assessments issued by the FDIC in support of the deposit insurance fund as well as the Temporary Liquidity Guarantee Program and the Company’s participation in the FDIC’s Transaction Account Guarantee Program. Professional fees decreased $1.2 million primarily due to reduced costs associated with the Company’s compliance with the enforcement actions related to the Bank Secrecy Act and other compliance related matters. Other real estate owned expense increased $.9 million due to costs of maintaining other real estate owned properties including real estate taxes. Loan administration expense increased $1.0 million primarily due to real estate tax payments on several commercial loans along with expenses incurred in connection with the collection of lease payments from one large commercial loan customer. Visa cardholder expense increased $.2 million due to the increase in the accrual for quarterly Visa costs. Other expense increased $.2 million primarily due to increased regulatory examination fees as a rebate occurred in the 2009 period.

Income Taxes.  Income tax expense increased $6.4 million for the first nine months of 2010 compared to the first nine months of 2009. The effective tax rates for the first nine months of 2010 and 2009 were 21.7% and (79.3%), respectively. The increase is due to the Company recording pretax income for the nine months ended September 30, 2010, compared to a pretax loss for the same period in 2009, and the impact of permanent differences resulting from, among other items, ESOP dividends and BOLI income.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Net Income (Loss). The Company’s net income increased $4.5 million to $1.8 million during the third quarter of 2010 from a net loss of $2.7 million during the third quarter of 2009. The net loss in 2009 resulted primarily from a $7.4 million write-down of the pooled trust preferred securities during the third quarter of 2009, while no similar write-downs were taken in 2010. Net income was also positively affected by a decrease in the provision for loan losses of $2.7 million along with a decrease in total noninterest expense of $.4 million. Net income was negatively affected by a decrease in noninterest income components (other than the impairment of pooled trust preferred securities) of $1.0 million and an increase in income tax expense of $5.5 million.

Net Interest Income. Net Interest income (on a fully tax-equivalent basis) increased 6.9% for the third quarter of 2010 compared to the third quarter of 2009. The Company’s net interest margin (on a fully tax-equivalent basis) for the third quarter of 2010 increased to 3.6% compared to 3.3% for the third quarter of 2009.

Total interest income (on a fully tax-equivalent basis) decreased 2.9% for the third quarter of 2010 compared to the third quarter of 2009, primarily due to decreasing balances in the Company’s loan portfolio. Securities average balances increased 37.6% during this period and the average yield on the securities portfolio decreased 102 basis points. Average loan balances decreased 7.8% during this period and the average yield on the loan portfolio increased 17 basis points. Yields on the Company’s home equity loan portfolio decreased by 16 basis points primarily due to a significant increase in nonaccrual loans. Yields on the Company’s commercial loan portfolio increased 44 basis points primarily due to loans that are 45 days or more past due triggering a higher default rate.

Total interest expense decreased 26.0% for the third quarter of 2010 compared to the third quarter of 2009. A decrease in interest paid on deposit accounts accounted for the decrease. The average yield on interest-bearing deposits decreased 46 basis points to 1.1% for the third quarter of 2010 from 1.6% for the third quarter of 2009.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities (on a fully tax-equivalent basis) for the third quarter ended September 30, 2010, as compared to the same period in 2009 (dollars in thousands):

	Change due to		Total
	Volume	Rate	Change
Interest Income
Federal funds sold	$(220)	$171	$(49)
Securities	1,331	(1,132)	199
Loans	(1,261)	511	(750)
Total interest income	(150)	(450)	(600)
Interest Expense
Interest-bearing deposits	201	(1,782)	(1,581)
Other interest-bearing liabilities	(176)	176	—
Total interest expense	25	(1,606)	(1,581)
Net interest income	$(175)	$1,156	$981

The following table presents an analysis of the Company’s quarterly average interest-earning assets, demand-noninterest-bearing deposits and interest-bearing liabilities as of the dates indicated (dollars in thousands):

	September 30, 2010	September 30, 2009
Federal funds sold	$256	$77,598
Securities	602,342	437,752
Loans	1,099,235	1,192,232
Total interest- earning assets	$1,701,833	$1,707,582

Demand-noninterest- bearing deposits	$165,217	$158,627
Interest-bearing deposits	1,612,464	1,540,445
Total deposits	$1,777,681	$1,699,072
Total interest- bearing liabilities	$1,612,464	$1,540,456

Provision for Loan Losses. Provision for loan losses decreased $2.7 million for the third quarter of 2010 compared to the third quarter of 2009. This decrease was primarily due to continued declining balances in the Company’s loan portfolio during the third quarter of 2010. Although the percent of the general allowance to total loans increased for the third quarter of 2010 compared to the third quarter of 2009, it was not necessary for the Company to make provisions for loan losses during the third quarter of 2010 at the same level as the third quarter of 2009 due to declining loan balances in the general reserve category. The $2.9 million provision during the third quarter of 2010 was primarily the result of an increase in the specific reserves allocated to impaired loans. A more detailed discussion of the allowance for loan losses is presented in the Allowance for Loan Losses and Asset Quality section of this report.

Noninterest Income. Total noninterest income increased $6.2 million for the third quarter of 2010 compared to the third quarter of 2009. Although the Company has not recorded any OTTI on its securities portfolio in 2010, during the third quarter of 2009, the Company recorded OTTI on certain pooled trust preferred securities in the amount of $7.4 million, which reduced noninterest income. The Company recorded $.6 million of BOLI income for the third quarter of 2010 compared to BOLI income of $.8 million for the third quarter of 2009. This decrease in BOLI income was primarily due to a smaller increase, in the third quarter of 2010 compared to the third quarter 2009, in the market value of the underlying investments with specific account assets. Other income increased $.5 million primarily due to services performed in connection with prepaid solutions cards along with gains on sales of other real estate. Additionally, the Company incurred $1.2 million of write-downs on other real estate thereby reducing noninterest income for the 2010 period. Service fees on deposit accounts decreased $.3 million primarily due to decreased fees associated with the overdraft honors program. Additionally, the Company experienced a decrease in gains on sale of loans held for sale of $.2 million, as no loans were sold on the secondary market during the 2010 period.

Noninterest Expense. Total noninterest expense decreased 3.0% for the third quarter of 2010 compared to the third quarter of 2009. Salaries and employee benefits decreased $.9 million primarily due to a smaller increase, in third quarter of 2010 compared to the third quarter 2009, in the market value of the underlying investments associated with the insurance policies that are tied to the Company’s deferred compensation plans. Furniture and equipment expense decreased $.1 million primarily due to reduced maintenance and depreciation equipment expense which was partially offset by increased data processing expense. Occupancy expense increased $.2 million primarily due to increased real estate taxes and utility expense. Advertising and promotion expense increased $.1 million primarily due to advertising on cable television. FDIC assessments increased $.4 million during this period. Professional fees decreased $.6 million primarily due to reduced costs associated with the Company’s compliance with the enforcement actions related to the Bank Secrecy Act and other compliance related matters. Loan administration expense increased $.2 million primarily due to real estate tax payments on several commercial loans. Visa cardholder expense increased $.2 million due to the increase in the accrual for quarterly Visa costs.

Income Taxes. Income tax expense increased $5.5 million for the third quarter of 2010 compared to the third quarter of 2009. The effective tax rates for the third quarter of 2010 and 2009 were 16.2% and (64.2%), respectively. The increase is due to the Company recording pretax income for the third quarter of 2010 compared to a pretax loss for the third quarter of 2009, and the impact of permanent differences resulting from, among other items, ESOP dividends and BOLI income.

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

Presented below are the Company’s projected changes in net interest income over a twelve-month horizon for the various rate shock levels as of the periods indicated (dollars in thousands):

September 30, 2010	Amount	Dollar Change	Percent Change
+200 basis points	$59,171	$(82)	(0.1)%
+100 basis points	59,116	(137)	(0.2)%
Base	59,253	—	—
-100 basis points	52,736	(6,517)	(11.0)%
-200 basis points	49,225	(10,028)	(16.9)%

December 31, 2009	Amount	Dollar Change	Percent Change
+200 basis points	$58,194	$2,388	4.3%
+100 basis points	56,317	511	0.9%
Base	55,806	—	—
-100 basis points	49,048	(6,758)	(12.1)%
-200 basis points	44,371	(11,435)	(20.5)%

In a falling rate environment, the Company is projected to have a decrease in net interest income.  However, it is not possible for many of the Company’s deposit rates to fall 100 or 200 basis points due to their current rates already being below 100 basis points at September 30, 2010.  The target federal funds rate is currently set by the Federal Reserve at a rate between 0 and 25 basis points. As a result, a 200 basis point decline in overall rates would only have between a 0 and 25 basis point decline in both federal funds and the prime rate.  Further, other rates that are currently below 1% or 2% (e.g. U.S. Treasuries and LIBOR) would not fall below 0% with an overall 100 or 200 basis point decrease in rates. Many of the Company’s variable rate loans are set to an index tied to prime, federal funds or LIBOR, and as a result, a further decrease in rates would not have a substantial impact on loan yields. Accordingly, management believes that the analyses resulting from 100 and 200 basis point downward changes are not meaningful in light of current interest rate levels.

ITEM 4.    CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2010. Based on that evaluation, the Company’s Chairman and Chief Executive Officer and the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified. That evaluation did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of November 5, 2010, members of the Acker family, which consists of Ralph L. and Arlis Acker, Keith W. Acker, Kevin J. Acker, Craig R. Acker and Alana S. Acker and their related interests, beneficially owned, in the aggregate, 93,031 shares, or 21.8%, of the Company’s outstanding common stock.  As of the same date, Kevin Acker, Chairman and Chief Executive Officer of the Company, Keith Acker, Chief Operations Officer of the Company and President of the Bank, and Craig Acker, a director of the Bank, together beneficially owned 73,519 shares, or 17.2% of the Company’s outstanding common stock.  As a result, the members of the Acker family may have the ability to influence significantly the election of the Company’s directors and the outcome of certain corporate actions requiring shareholder approval.  In addition, because of their positions as executive officers and/or directors of the Company and/or the Bank, each of Kevin Acker, Keith Acker and Craig Acker have the ability to influence the operations of the Company and the Bank.

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

Date: November 5, 2010
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