Form 10-K
period 2010-12-31
WEST SUBURBAN BANCORP INC
filed 2011-03-14
CIK 805080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate fair value of voting common stock of Registrant held by non-affiliates as of June 30, 2010 was $94,647,707(1)

At March 4, 2011, the total number of shares of Common Stock outstanding was 426,850.

Documents Incorporated by Reference:

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2010, which is included as Exhibit 13 to this Form 10-K, are incorporated by reference into Parts I, II and IV hereof, to the extent indicated herein. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 2011 are incorporated by reference in Part III hereof, to the extent indicated herein.

(1)   Based on the last independently appraised fair value of the Registrant’s common stock as of March 4, 2011 and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of common stock of Registrant.

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

•    The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, taxation, insurance and monetary and financial matters, as well as any laws and regulations otherwise affecting the Company, including the Dodd-Frank Reform and Wall Street Consumer Protection Act and other laws and regulations intended to address the current stresses in the U.S. and global financial markets, national security and money laundering.

•    The effects of continued adverse market conditions and volatility in investment securities generally, which may result in a deterioration in the value of the securities in the Company’s investment portfolio.

•    The ability of the Company to comply with, and satisfy the requirements of, any informal or formal written agreements with its regulators and the consequences that may result from any inability to comply.

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

The Bank is headquartered in Lombard, Illinois, and, as of December 31, 2010, maintained 35 full-service branches, six limited-service branches and four departments providing insurance, financial and other services for the convenience of the customers of the Bank throughout the western suburbs of Chicago. Due to the nature of the market areas served by the Bank, the Bank provides a wide range of financial services to individuals and small to medium sized businesses. The western suburbs of Chicago have a diversified economy with many corporate headquarters and numerous small to medium sized industrial and non-industrial businesses.

The following table sets forth financial and other information concerning the Bank as of and for the year ended December 31, 2010 (dollars in thousands):

Year Formed/Year
Affiliated with	Number of	Total	Shareholders’	Net	Return on Average
West Suburban	Locations	Assets	Equity	Income	Assets	Equity
West Suburban Bank
(1962/1988)	42	$1,958,921	$151,354	$1,216	0.06%	1.03%

The Bank engages in a general full service retail banking business and offers a broad variety of consumer and commercial products and services, including deposit accounts, secured and unsecured loans and residential mortgage originations.  For all customers, the Bank offers checking, savings and money market accounts, as well as time deposits.  The transaction accounts and time deposits are tailored to the Bank’s market area at rates competitive with those offered in the western suburbs of Chicago.  The Bank focuses on traditional, retail deposits from residents and businesses in its market area.  As of December 31, 2010, in accordance with applicable regulatory call report instructions, the Bank reported that it had no brokered deposits.

For consumers, the Bank offers installment and real estate loans and lines of credit, including home equity lines of credit and loans and lines of credit offered under credit card accounts.  For commercial clients, the Bank provides loans for a variety of general commercial purposes, including financing for commercial and industrial projects, income producing commercial real estate, owner-occupied real estate and construction and development.  Although the Bank held approximately $18 million of residential mortgage loans purchased from third party originators as of December 31, 2010, the Bank has not purchased any loans since August 2008.  The Bank’s general policy is to originate only residential mortgage loans that conform with the underwriting standards of the Federal National Mortgage Association and which would qualify for sale into the secondary mortgage market.  The Bank does not originate, and it has no current plans to originate, subprime, alt-A, no documentation or stated income loans.  Although there is no industry standard definition of “subprime loans,” the Bank categorizes certain loans as subprime for its purposes using a set of factors that the Bank’s management believes are consistent with industry practice, relating to, among other things, credit ratings, ratios of debt to income or assets, ratios of loan to value and loan amounts.

The Bank also offers insurance services through West Suburban Insurance Services, Inc., land trust services and safe deposit box rentals. The Bank provides extended banking hours, including Sunday hours and 24-hour banking through a proprietary network of 64 automated teller machines, Tele-Bank 24 (a bank-by-phone system) and online banking at www.westsuburbanbank.com. Other consumer related services are also available, including investment products and Visa debit and credit cards through West Suburban Bank card services.

All of the Company’s products and services are directly or indirectly related to the business of retail banking and all activity is reported as one segment of operations.  For the years ended December 31, 2010, 2009 and 2008, the Company had interest income of $76.2 million, $82.1 million and $95.1 million, respectively, and net income (loss) of $1.2 million, $(.8 million) and $16.8 million, respectively.  The Company had total assets of $2.0 billion and $1.9 billion as of December 31, 2010 and 2009, respectively.

Like many other community banks, the Bank’s results for the year ended December 31, 2010 continued to be impacted by the ongoing economic downturn.  Although the Bank’s total deposits as of December 31, 2010 increased 1.2% compared to December 31, 2009, the Bank’s total loans decreased 13.2% over the same period as a result of lower loan demand and the increase in charge-offs and transfers to other real estate owned.  In 2010, the demand in the Bank’s market area for high quality loans that meet the Bank’s prudent lending standards continued to be weak.  The decrease in the residential real estate portfolio was due to management’s decision to sell residential real estate loans that primarily were at the lower end of the interest earning yield of the portfolio, yet were still above market rates at the time of sale. This was done as part of an overall strategy to improve the Bank’s interest rate risk and to maintain strong regulatory capital in the present economic environment. The Bank sold $64.7 million of residential mortgage loans which represent fully amortizing first mortgage loans that management sold to a third party, on a non-recourse basis, with servicing retained. The sale of these loans resulted in a gain of $2.8 million. The Bank does not currently expect that loan sales will be part of management’s strategy, and therefore the Bank does not expect that additional loans will be classified as held for sale.

The Bank experienced an increase in defaults and foreclosures in 2010, primarily in its commercial, construction and development and residential real estate loan portfolios.  The Bank’s nonaccrual loans increased from $38.0 million at the end of 2009 to $80.3 million at the end of 2010. The increase in nonaccrual loans resulted in an increase in nonperforming assets to 5.15% of total assets at December 31, 2010 from 3.34% at December 31, 2009.  Net loan charge-offs were $16.6 million and $14.6 million in 2010 and 2009, respectively.  The Bank employs a group of experienced lenders to manage problem assets in its market area.  Proactive management of loans is a high priority with the Bank’s senior management.

In response to the weakened economy, the Bank has applied tighter underwriting standards to new loan originations, and the Bank has made fewer exceptions to these standards.  Although the Bank does not have any formal loan modification programs in place, it engages in loan modifications on a case-by-case basis with borrowers who can demonstrate an ability to continue to make loan payments, although the Bank has generally not provided principal reductions.

COMPETITION

The Company encounters competition in all areas of its business pursuits. It competes for loans, deposits, fiduciary and other services with financial and other institutions located both within and outside of its market area. The Company estimates that there are 118 other financial institutions operating over 833 separate banking offices within the Company’s market area. The Company also faces competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services. In order to compete effectively, develop its market base, maintain flexibility and move in pace with changing economic, technological and social conditions, the Company continuously refines and develops its products and services. The principal methods of competition in the financial services industry are price, service and convenience.

EMPLOYEES

At December 31, 2010, the Company employed 557 employees (481 full-time equivalent employees). The Company believes that its relationship with its employees is good. None of the Company’s employees are covered by a collective bargaining agreement with the Company.

SUPERVISION AND REGULATION

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Illinois Department of Financial and Professional Regulation (the “DFPR”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”).  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (the “FASB”) and securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations, regulatory policies and accounting rules may be significant, and cannot be predicted with a high degree of certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of financial institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders.  These federal and state laws, and the regulations of the bank regulatory authorities issued under them, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends.   In addition, turmoil in the credit markets in recent years prompted the enactment of unprecedented legislation that has allowed the U.S. Department of the Treasury (“Treasury”) to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets, which imposes additional requirements on institutions in which Treasury invests.

The following is a summary of the material elements of the current supervisory and regulatory framework applicable to the Company and the Bank.  It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described.  Moreover, Congress recently enacted fundamental reforms to the bank regulatory framework, the majority of which will be implemented over time by various regulatory agencies, making their impact difficult to predict.  See “—Financial Regulatory Reform” below.

Financial Regulatory Reform

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law.  The Dodd-Frank Act represents a sweeping reform of the supervisory and regulatory framework applicable to financial institutions and capital markets in the United States, certain aspects of which are described below in more detail. The Dodd-Frank Act creates new federal governmental entities responsible for overseeing different aspects of the U.S. financial services industry, including identifying emerging systemic risks. It also shifts certain authorities and responsibilities among federal financial institution regulators, including the supervision of holding company affiliates and the regulation of consumer financial services and products. In particular, and among other things, the Dodd-Frank Act: creates a Bureau of Consumer Financial Protection authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; narrows the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expands the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; imposes more stringent capital requirements on bank holding companies and subjects certain activities, including interstate mergers and acquisitions, to heightened capital conditions; significantly expands underwriting requirements applicable to loans secured by 1-4 family residential real property; restricts the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; requires the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards to be determined by regulation; creates a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; provides for enhanced regulation of advisers to private funds and of the derivatives markets; enhances oversight of credit rating agencies; and prohibits banking agency requirements tied to credit ratings.

Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies over the next few years.  It is not clear what form such regulations will ultimately take or if certain provisions of the Dodd-Frank Act will be amended prior to their implementation. Furthermore, while the reforms primarily target systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. As a result, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of the Company and the Bank.

The Increasing Importance of Capital

While capital has historically been one of the key measures of the financial health of both holding companies and depository institutions, its role is becoming fundamentally more important in the wake of the financial crisis. Not only will capital requirements increase, but the type of instruments that constitute capital will also change, and, as a result of the Dodd-Frank Act, after a phase-in period, bank holding companies will have to hold capital under rules as stringent as those for insured depository institutions.  Moreover, the actions of the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, to reassess the nature and uses of capital in connection with an initiative called “Basel III,” discussed below, will likely have a significant impact on the capital requirements applicable to U.S. bank holding companies and depository institutions.

Required Capital Levels. As indicated above, the Dodd-Frank Act mandates the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis that are as stringent as those required for insured depository institutions.  The components of Tier 1 capital will be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  As an example, the proceeds of trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets. The Company has not issued trust preferred securities and, as a result of the Dodd-Frank Act, it will not be able to raise Tier 1 capital in the future through the issuance of trust preferred securities.

Under current federal regulations, the Bank is subject to, and, after a phase-in period, the Company will be subject to, the following minimum capital standards: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%.  For this purpose, Tier 1 capital consists primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus Tier 2 capital, which includes other non-permanent capital items such as certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of the Bank’s allowance for loan and lease losses.

The capital requirements described above are minimum requirements.  Federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities may qualify for expedited processing of other required notices or applications and may accept brokered deposits.  Additionally, one of the criteria that determines a bank holding company’s eligibility to operate as a financial holding company (see “The Company Acquisitions, Activities and Changes in Control” below) is a requirement that all of its depository institution subsidiaries be “well-capitalized.”  Under the Dodd-Frank Act, that requirement is extended such that, as of July 21, 2011, bank holding companies, as well as their depository institution subsidiaries, will have to be well-capitalized in order to operate as financial holding companies.  Under the capital regulations of the Federal Reserve and FDIC, in order to be “well-capitalized,” a banking organization must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve and FDIC’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

It is important to note that certain provisions of the Dodd-Frank Act and Basel III, discussed below, will ultimately establish strengthened capital standards for banks and bank holding companies, will require more capital to be held in the form of common stock and will disallow certain funds from being included in a Tier 1 capital determination.  Once fully implemented, these provisions may represent regulatory capital requirements which are meaningfully more stringent than those outlined above.

Prompt Corrective Action. A banking organization’s capital plays an important role in connection with regulatory enforcement as well.  Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions.  The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation.  Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

On January 13, 2011, the Bank agreed with its regulators to maintain minimum capital ratios in excess of the minimum ratios required by applicable federal regulations. Specifically, the Bank agreed to maintain minimum capital ratios equal to or exceeding 7.75% for Tier 1 capital to average total assets and equal to or exceeding 12.00% for total capital to risk-weighted assets, effective January 13, 2011. If these capital requirements were effective at December 31, 2010, the Bank would not have been in compliance with the Tier 1 capital to average total assets ratio. Additionally, effective after March 31, 2011, the minimum required ratio of Tier 1 capital to average total assets will increase from 7.75% to 8.00%. The Bank does not currently expect to be in compliance with these capital requirements at March 31, 2011.

Basel III. The current risk-based capital guidelines that apply to the Bank and will apply to the Company are based upon the 1988 capital accord of the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking agencies on an interagency basis.  In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more).  Basel II emphasized internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement to a strengthened set of capital requirements for banking organizations in the United States and around the world, known as Basel III.  The agreement is currently supported by the U.S. federal banking agencies.  As agreed to, Basel III is intended to be fully-phased in on a global basis on January 1, 2019.  However, the ultimate timing and scope of any U.S. implementation of Basel III remains uncertain.  As agreed to, Basel III would require, among other things: (i) an increase in minimum required common equity to 7% of total assets; (ii) an increase in the minimum required amount of Tier 1 capital from the current level of 4% of total assets to 8.5% of total assets; (iii) an increase in the minimum required amount of Total Capital, from the current level of 8% to 10.5%.  Each of these increased requirements includes 2.5% attributable to a capital conservation buffer to be phased in from January 2016 until January 1, 2019. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. There will also be a required countercyclical buffer to achieve the broader goal of protecting the banking sector from periods of excess aggregate credit growth.

Pursuant to Basel III, certain deductions and prudential filters, including minority interests in financial institutions, mortgage servicing rights and deferred tax assets from timing differences, would be deducted in increasing percentages beginning January 1, 2014, and would be fully deducted from common equity by January 1, 2018.  Certain instruments that no longer qualify as Tier 1 capital, such as trust preferred securities, also would be subject to phase-out over a 10-year period beginning January 1, 2013.

The Basel III agreement calls for national jurisdictions to implement the new requirements beginning January 1, 2013.  At that time, the U.S. federal banking agencies, including the Federal Reserve, will be expected to have implemented appropriate changes to incorporate the Basel III concepts into U.S. capital adequacy standards.  Although the Basel III changes, as implemented in the United States, will likely result in generally higher regulatory capital standards, it is difficult at this time to predict how any new standards will ultimately be applied to the Company and the Bank.

The Company

General. The Company, as the sole shareholder of the Bank, is a bank holding company.  As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the BHCA.  In accordance with Federal Reserve policy, and as now codified by the Dodd-Frank Act, the Company is legally obligated to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so.  Under the BHCA, the Company is subject to periodic examination by the Federal Reserve.  The Company is also required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks.  The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, as of July 21, 2011, bank holding companies must be well-capitalized in order to effect interstate mergers or acquisitions.  For a discussion of the capital requirements, see “The Increasing Importance of Capital” above.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.”  This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.  The Company has not elected to operate as a financial holding company.

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

Capital Requirements. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines, as affected by the Dodd-Frank Act and Basel III.  For a discussion of capital requirements, see “The Increasing Importance of Capital” above. If capital levels fall below the minimum required levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

Emergency Economic Stabilization Act of 2008. Events in the U.S. and global financial markets over the past several years, including the deterioration of the worldwide credit markets, have created significant challenges for financial institutions throughout the country.  In response to this crisis affecting the U.S. banking system and financial markets, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “EESA”).  The EESA authorized the Secretary of the Treasury to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system.  Financial institutions participating in certain of the programs established under the EESA are required to adopt the Treasury’s standards for executive compensation and corporate governance.

The TARP Capital Purchase Program. On October 14, 2008, the Treasury announced that it would provide Tier 1 capital (in the form of perpetual preferred stock) to eligible financial institutions.  This program, known as the TARP Capital Purchase Program (the “CPP”), allocated $250 billion from the $700 billion authorized by the EESA to the Treasury for the purchase of senior preferred shares from qualifying financial institutions (the “CPP Preferred Stock”).  Under the program, eligible institutions were able to sell equity interests to the Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets.  The Company did not participate in the CPP.

Dividend Payments. The Company’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As an Illinois corporation, the Company is subject to the Illinois Business Corporation Act, as amended, which prohibits the Company from paying a dividend if, after giving effect to the dividend: (i) the Company would be insolvent; or (ii) the net assets of the Company would be less than zero; or (iii) the net assets of the Company would be less than the maximum amount then payable to shareholders of the Company who would have preferential distribution rights if the Company were liquidated.  Additionally, as a bank holding company, the Company’s ability to declare and pay dividends is subject to the guidelines of the Federal Reserve regarding capital adequacy and dividends.  The Federal Reserve guidelines generally require the Company to review the effects of the cash payment of dividends on common stock and other Tier 1 capital instruments (i.e., perpetual preferred stock and trust preferred securities) in light of the Company’s earnings, capital adequacy and financial condition.  As a general matter, the Federal Reserve indicates that the board of directors of a bank holding company should eliminate, defer or significantly reduce the dividends if:  (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.  The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation. The Company’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Corporate Governance. The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. public companies.  The Dodd-Frank Act will increase stockholder influence over boards of directors by requiring public companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

The Bank

General. The Bank is an Illinois-chartered bank. The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations.  As an Illinois-chartered FDIC-insured bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFPR, the chartering authority for Illinois banks, and the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like the Bank, are not members of the Federal Reserve System (“non-member banks”).

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

On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  On December 30, 2009, the Bank paid the FDIC $10.1 million in prepaid assessments.  The FDIC determined each institution’s prepaid assessment based on the institution’s: (i) actual September 30, 2009 assessment base, increased quarterly by a five percent annual growth rate through the fourth quarter of 2012; and (ii) total base assessment rate in effect on September 30, 2009, increased by an annualized three basis points beginning in 2011.  The FDIC began to offset prepaid assessments on March 30, 2010, representing payment of the regular quarterly risk-based deposit insurance assessment for the fourth quarter of 2009.  Any prepaid assessment not exhausted after collection of the amount due on June 30, 2013, will be returned to the institution.

Recent amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated.  Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity.  This change may shift the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.  Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.  The FDIC was given until September 3, 2020 to meet the 1.35 reserve ratio target. Several of these provisions could increase the Bank’s FDIC deposit insurance premiums.

The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor, retroactive to January 1, 2009.  Furthermore, the legislation provides that non-interest bearing transaction accounts have unlimited deposit insurance coverage through December 31, 2013. This temporary unlimited deposit insurance coverage replaces the Transaction Account Guarantee Program (“TAGP”) that expired on December 31, 2010.  It covers all depository institution noninterest-bearing transaction accounts, but not low interest-bearing accounts.  Unlike TAGP, there is no special assessment associated with the temporary unlimited insurance coverage, nor may institutions opt-out of the unlimited coverage.

FICO Assessments. The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019.  FICO’s authority to issue bonds ended on December 12, 1991.  Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2010, the FICO assessment rate was approximately 0.01% of deposits.

Supervisory Assessments. Illinois-chartered banks are required to pay supervisory assessments to the DFPR to fund its operations.  The amount of the assessment paid by an Illinois bank to the DFPR is calculated on the basis of the institution’s total assets, including consolidated subsidiaries, as reported to the DFPR.  During the year ended December 31, 2010, the Bank paid supervisory assessments to the DFPR totaling $.2 million.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses.  For a discussion of capital requirements, see “The Increasing Importance of Capital” above.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank.  Under the Illinois Banking Act, the Bank generally may not pay dividends in excess of its net profits.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2010.  Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice. The Bank has been notified by the FDIC and the DFPR that it cannot pay dividends without the consent of the FDIC and DFPR.

Insider Transactions. The Bank is subject to certain restrictions imposed by federal law on “covered transactions” between the Bank and its “affiliates.” The Company is an affiliate of the Bank for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank.  The Dodd-Frank Act enhances the requirements for certain transactions with affiliates as of July 21, 2011, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

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

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.  The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) has historically been permitted only in those states the laws of which expressly authorize such expansion. However, the Dodd-Frank Act permits well-capitalized banks to establish branches across state lines without these impediments effective as of the day after its enactment, July 22, 2010.

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

Transaction Account Reserves. Federal Reserve regulations, as presently in effect, require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating more than $10.7 million to $58.8 million, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $58.8 million, the reserve requirement is $1.443 million plus 10% of the aggregate amount of total transaction accounts in excess of $58.8 million.  The first $10.7 million of otherwise reservable balances are exempted from the reserve requirements.  These reserve requirements are subject to annual adjustment by the Federal Reserve. As of December 31, 2010, the Bank is in compliance with the foregoing requirements.

Consumer Financial Services. There are numerous developments in federal and state laws regarding consumer financial products and services that impact the Bank’s business. Importantly, the current structure of federal consumer protection regulation applicable to all providers of consumer financial products and services will change on July 21, 2011.  In this regard, the Dodd-Frank Act creates a new Consumer Financial Protection Bureau (the “Bureau”) with extensive powers to supervise and enforce consumer protection laws. The Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Bureau has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like the Bank, will continue to be examined by their applicable bank regulators. The Dodd-Frank Act also generally weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws. It is unclear what changes will be promulgated by the Bureau and what effect, if any, such changes would have on the Bank.

The Dodd-Frank Act contains additional provisions that affect consumer mortgage lending.  First, the new law significantly expands underwriting requirements applicable to loans secured by 1-4 residential real property and augments federal law combating predatory lending practices.  In addition to numerous new disclosure requirements, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay.  Most significantly, the new standards limit the total points and fees that the Bank and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount. Also, the Dodd-Frank Act, in conjunction with the Federal Reserve’s final rule on loan originator compensation effective April 1, 2011, prohibits certain compensation payments to loan originators and prohibits steering consumers to loans not in their interest because it will result in greater compensation for a loan originator.  These standards may result in a myriad of new system, pricing and compensation controls in order to ensure compliance and to decrease repurchase requests and foreclosure defenses.  In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells and other asset-backed securities that the securitizer issues if the loans have not complied with the ability to repay standards.  The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

Federal and state laws further impact mortgage foreclosures and loan modifications, many of which laws have the effect of delaying or impeding the foreclosure process.  Legislation has been introduced in the U.S. Senate that would amend the Bankruptcy Code to permit bankruptcy courts to compel servicers and homeowners to enter mediation before initiating foreclosure. While legislation compelling loan modifications in Chapter 13 bankruptcies was approved by the House in 2010, the legislation was not approved by the Senate, and the requirement was not included in the Dodd-Frank Act or any other legislative or regulatory reforms. The scope, duration and terms of potential future legislation with similar effect continue to be discussed.

Illinois has enacted several laws that impact the timing of foreclosures and encourage loan modification efforts, and there is momentum for further legislation to prevent foreclosures through loss mitigation and ensure that documents submitted to the court are authentic and free from deceit and fraud.  Attorney General Lisa Madigan proposed a foreclosure bill in November 2010, which would require banks, among other requirements, to: (i) comply with applicable federal, State, local or contractual loss mitigation programs, and if no program results in a modification, the bank must review the mortgage under the other programs utilized by the bank; (ii) prove that the affiant has personal knowledge of the facts; (iii) produce detailed affidavits on efforts to find missing notes; (iv) provide a loss mitigation affidavit describing steps a bank took to assess a mortgage loan’s eligibility for modification under designated federal programs.  Proceedings must be stayed until the court determines that a lender has complied with these requirements.  The Bank cannot predict whether such legislation will be passed or the impact, if any, it would have on the Bank’s business.  In the meantime, the DFPR released a press release on December 14, 2010 seeking voluntary compliance from Illinois lenders and loan servicers to a 9-point affidavit plan to ensure the integrity of foreclosure affidavits.

Recent Regulatory Issues

On December 3, 2008, the Bank entered into an Order to Cease and Desist with the FDIC and the DFPR relating to the Bank’s Secrecy Act/Anti-Money Laundering Program.  In addition, on April 23, 2009, the Bank entered into an Order to Cease and Desist with the FDIC related to the Bank’s consumer compliance program.   The Bank took all of the corrective actions required by the orders and each of the orders was released in November 2010.

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

EXECUTIVE OFFICERS OF WEST SUBURBAN

The names and ages of the executive officers of West Suburban, along with a brief description of the business experience of each person during the past five years, and certain other information is set forth below:

Name (Age) and Position and Offices with West Suburban (year first elected to office)	Principal Occupations and Employment for Past Five Years and Other Information

Kevin J. Acker (61) Chairman of the Board and Chief Executive Officer (1993) and Vice President (1986)	Senior Vice President, Marketing of the Bank since 1997

Keith W. Acker (61) Chief Operations Officer (1996)	Director, President and Trust Officer of the Bank since 1986

Duane G. Debs (54) President (1997) and Chief Financial Officer (1993)	Senior Vice President, Trust Officer of the Bank since 1997 and Vice President, Comptroller of the Bank since 1987

Michael P. Brosnahan (61) Vice President (1997)	Senior Vice President, Lending of the Bank since 1989

STATISTICAL DATA

The statistical data required by Exchange Act Industry Guide 3, “Statistical Disclosure By Bank Holding Companies,” has been incorporated by reference from the Company’s 2010 Annual Report to Shareholders (attached as Exhibit 13 hereto) or is set forth below. This data should be read in conjunction with the Company’s 2010 Consolidated Financial Statements and related notes, and the discussion included in Management’s Discussion and Analysis of Financial Condition and Results of Operations as set forth in the Company’s 2010 Annual Report to Shareholders.

Securities

The following table sets forth by category the amortized cost of securities at December 31 (dollars in thousands):

	2010	2009	2008
Available for sale
U.S. Treasuries	$92,712	$—	$—
U.S. government sponsored enterprises	99,705	49,621	22,170
Mortgage-backed: residential	303,229	139,151	162,062
States and political subdivisions	11,726	10,367	10,160
Corporate	10,217	—	24,430
Trust perferred	—	—	8,511
Total securities available for sale	517,589	199,139	227,333
Held to maturity
U.S. Treasuries	9,956	—	—
U.S. government sponsored enterprises	21,656	41,199	28,072
Mortgage-backed: residential	136,095	178,129	193,187
States and political subdivisions	47,658	46,580	18,975
Total securities held to maturity	215,365	265,908	240,234
Federal Home Loan Bank stock	7,599	7,599	6,144
Total securities	$740,553	$472,646	$473,711

The following table sets forth, by contractual maturity, the amortized cost and weighted average yield of debt securities available for sale at December 31, 2010. Although the mortgage-backed: residential securities are listed by contractual maturity, the effective maturity is significantly shorter due to regularly scheduled payments and prepayments of principal. Yields on tax-exempt securities represent tax equivalent yields, net of premium amortization and discount accretion (dollars in thousands):

	U.S. Treasuries		U.S. Government Sponsored Enterprises		Mortgage-backed: Residential		States and Political Subdivisions		Corporate
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Within 1 year	$—	—%	$5,027	4.24%	$—	—%	$724	5.25%	$—	—%
After 1 year but within 5 years	19,982	2.46%	61,477	2.23%	10,380	3.63%	2,576	3.14%	10,217	2.75%
After 5 years but within 10 years	72,730	2.97%	33,201	2.21%	101,135	3.01%	2,830	5.37%	—	—%
After 10 years	—	—%	—	—%	191,714	2.89%	5,596	6.42%	—	—%
Total	$92,712	2.81%	$99,705	2.32%	$303,229	2.95%	$11,726	5.37%	$10,217	2.75%

Income on Federal Home Loan Bank stock is dependent on the declaration of dividends by the Federal Home Loan Bank.

The following table sets forth, by contractual maturity, the amortized cost and weighted average yield of securities held to maturity at December 31, 2010. Although the mortgage-backed: residential securities are listed by contractual maturity, the effective maturity is significantly shorter due to regularly scheduled payments and prepayments of principal. Yields on tax-exempt securities represent tax equivalent yields, net of premium amortization and discount accretion (dollars in thousands):

	U.S. Treasuries		U.S. Government Sponsored Enterprises		Mortgage-backed: Residential		States and Political Subdivisions
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Within 1 year	$—	—%	$—	—%	$—	—%	$1,644	4.34%
After 1 year but within 5 years	9,956	2.61%	21,656	3.19%	6,338	3.10%	34,163	2.74%
After 5 years but within 10 years	—	—%	—	—%	62,036	4.49%	3,528	5.63%
After 10 years	—	—%	—	—%	67,721	4.51%	8,323	6.08%
Total	$9,956	2.61%	$21,656	3.19%	$136,095	4.40%	$47,658	3.59%

At year-end 2010, and 2009, the Company held one $30.0 million municipal security from one issuer that was in excess of 10% of shareholders’ equity. The security was issued by a local municipality, is a general obligation bond, and is classified by the Company as a held to maturity security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Approximately $77.7 million of securities are callable in 2011. Most of these callable securities were issued by U.S. government sponsored enterprises.

Loan Portfolio

The following table sets forth the major loan categories at December 31 (dollars in thousands):

	2010	2009	2008	2007	2006
Commercial	$253,746	$267,432	$288,234	$270,293	$282,826
Commercial real estate	272,856	280,442	276,995	249,836	232,865
Construction and development	138,959	175,186	161,532	191,952	197,528
Residential real estate:
Mortgage	150,248	219,551	242,947	224,755	177,885
Home equity	206,191	232,607	257,150	272,098	240,720
Held for sale	—	—	1,768	350	—
Consumer and other	14,344	18,379	20,547	26,556	32,711
Total	1,036,344	1,193,597	1,249,173	1,235,840	1,164,535
Allowance for loan losses	(28,072)	(25,922)	(15,578)	(9,269)	(10,650)
Loans, net	$1,008,272	$1,167,675	$1,233,595	$1,226,571	$1,153,885

The following table sets forth the maturity and interest rate sensitivity of selected loan categories at December 31, 2010 (dollars in thousands):

	Remaining Maturity
	One year or less	One to five years	Over five years	Total
Commercial	$166,496	$66,951	$20,299	$253,746
Construction and development	130,257	8,702	—	138,959
Other loans	16,400	97,756	529,483	643,639
Total	$313,153	$173,409	$549,782	$1,036,344

Variable rate	$298,040	$87,671	$371,088	$756,799
Fixed rate	15,113	85,738	178,694	279,545
Total	$313,153	$173,409	$549,782	$1,036,344

Nonperforming Loans

The following table sets forth the aggregate amount of nonperforming loans and selected ratios at December 31 (dollars in thousands):

	2010	2009	2008	2007	2006
Loans past due 90 days or more still on accrual	$191	$790	$1,705	$480	$319
Nonaccrual loans	80,344	38,038	23,569	2,297	1,131
Total nonperforming loans	80,535	38,828	25,274	2,777	1,450
Other real estate	20,479	25,994	4,658	824	351
Total nonperforming assets	$101,014	$64,822	$29,932	$3,601	$1,801
Nonperforming loans as a percent of total loans	7.8%	3.3%	2.0%	0.2%	0.1%
Nonperforming assets as a percent of total assets	5.1%	3.3%	1.6%	0.2%	0.1%

The Company’s general policy is to discontinue accruing interest on a loan when it becomes 90 days past due or on an earlier date if management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of principal or interest is doubtful. In some circumstances, a loan that is more than 90 days past due can remain on accrual status if it is fully secured and in process of collection. When a loan is classified nonaccrual, interest previously accrued but not collected is charged back to interest income. When payments are received on nonaccrual loans, the payment is first applied to principal, then to interest income and finally to expenses incurred for collection. Potential problem loans are loans included on a watch list presented to the board of directors that do not meet the definition of a nonperforming loan. The decision to include performing loans on a watch list does not necessarily mean that the Company expects losses to occur or that the Company believes these loans to be impaired, rather, that the Company believes a higher degree of monitoring is appropriate for these loans. Potential problem loans as of December 31, 2010 were $149.6 million.

Allowance for Loan Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs and an allowance for loan losses. Interest income is accrued on the unpaid balance of the Company’s loans and includes amortization of net deferred loan fees and costs over the loan term. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. Accrual of interest is generally discontinued on loans 90 days past due, or on an earlier date, if management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of principal or interest is doubtful. In some circumstances, a loan more than 90 days past due may continue to accrue interest if it is fully secured and in the process of collection. When a loan is classified as nonaccrual, interest previously accrued but not collected is charged back to interest income. When payments are received on nonaccrual loans they are first applied to principal, then to interest income and finally to expenses incurred for collection.

The allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio. The allowance is increased by a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan has been established. Subsequent recoveries, if any, are credited to the allowance. The allowance consists of specific and general components. The specific component relates to specific loans that are individually classified as impaired. The allowance for loan losses is evaluated monthly based on management’s periodic review of loan collectibility in light of historical loan loss experience, the nature and volume of the loan portfolio, information about specific borrower situations and estimated collateral values and prevailing economic conditions. Although allocations of the allowance may be made for specific loans, the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Management’s evaluation of loan collectability is inherently subjective as it requires estimates that are subject to significant revision as more information becomes available or as relevant circumstances change.

The Company evaluates commercial, commercial real estate, construction and development and residential real estate (mortgage and home equity) loans monthly for impairment. A loan is considered impaired when, based on current information and events, full payment under the loan terms is not expected. Loans for which the terms have been modified and for which the borrower is experiencing financial difficulties are considered troubled debt restructurings (“TDR”) and classified as impaired. Impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the loan’s collateral, if repayment of the loan is collateral dependent. A valuation allowance is maintained for the amount of impairment. Generally, loans 90 days or more past due and loans classified as nonaccrual status are considered for impairment. Impairment is considered on an entire category basis for smaller-balance loans of similar nature such as residential real estate and consumer loans, and on an individual basis for other loans. In general, consumer and credit card loans are charged-off no later than 120 days after a consumer or credit card loan becomes past due.

The general component covers pools of other loans not classified as impaired and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on a rolling one year net charge-off history. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These factors include consideration of the following: levels and trends in past dues; trends in charge-offs and recoveries; trends in volume and terms of loans; effects of collateral deterioration; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff; national and local economic trends; and trends in impaired loans including impaired loans, without specific allowance for loan losses. The following portfolio segments have been identified: construction and development, residential loans, commercial real estate, commercial loans and consumer and other loans.

Commercial loans are made based primarily on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, equipment or real estate. Repayment is primarily dependent upon the borrower’s ability to service the debt based upon the cash flows generated from the underlying business. Secondary support involves liquidation of the pledged collateral and enforcement of a personal guarantee, if a guarantee is obtained.

Residential real estate (mortgage and home equity) lending consists primarily of loans secured by first or second mortgages on primary residences. The loans are collateralized by owner-occupied properties located in the Company’s market area. Mortgage title insurance is normally required for mortgage loans and certain home equity loans. Hazard insurance is normally required for mortgage and home equity loans.

Commercial real estate lending typically involves higher loan principal amounts, and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or the Company may negatively impact the future cash flow and market values of the affected properties.

Construction and development lending involves additional risks because funds are advanced based upon values associated with the completed project, which are uncertain. Because of the uncertainties inherent in evaluating the construction cost estimates that the Company receives from its customers and other third parties, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction and development loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest.

The Company’s consumer and other loans are primarily made up of credit card lines, indirect dealer loans and installment loans. Credit card lines present inherent risk due to the unsecured nature of the product. The indirect dealer and installment loan portfolios represent a relatively small portion of the Company’s loan portfolio and are primarily secured by automobiles.

The following table sets forth the activity in the allowance for loan losses for the years ended and at December 31 (dollars in thousands):

	2010	2009	2008	2007	2006
Allowance for loan losses at beginning of period	$25,922	$15,578	$9,269	$10,650	$10,681
Loan charge-offs
Commercial	7,562	8,087	1,848	1,446	72
Commercial real estate	606	36	13	—	—
Construction and development	6,330	4,548	1,708	—	—
Residential real estate:
Mortgage	461	666	3	—	—
Home equity	1,254	911	288	275	11
Consumer and other	607	704	435	325	335
Total loan charge-offs	16,820	14,952	4,295	2,046	418
Loan recoveries
Commercial	100	214	142	129	144
Commercial real estate	—	—	—	—	—
Construction and development	—	—	—	—	—
Residential real estate:
Mortgage	—	19	—	—	—
Home equity	14	25	—	—	—
Consumer and other	131	113	102	161	93
Total loan recoveries	245	371	244	290	237
Net loan charge-offs	16,575	14,581	4,051	1,756	181
Provision for loan losses	18,725	24,925	10,360	375	150
Allowance for loan losses at end of period	$28,072	$25,922	$15,578	$9,269	$10,650

Allowance for loan losses to total loans	2.71%	2.17%	1.25%	0.75%	0.91%
Net charge-offs to average total loans	1.51%	1.21%	0.33%	0.15%	0.02%

The allocation shown in the following table, encompassing the major segments of the loan portfolio, represents only an estimate for each category of loans based on historical loss experience and management’s judgment of amounts deemed reasonable to provide for probable losses within each category.

Estimated losses for categories of homogeneous loan types are generally made on an aggregate basis (dollars in thousands):

	2010		2009		2008		2007		2006
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Commercial	$12,638	24.5%	$11,434	22.4%	$5,620	23.1%	$4,038	21.9%	$7,151	24.3%
Commercial real estate	4,179	26.3%	2,386	23.5%	3,863	22.2%	1,249	20.2%	489	20.0%
Construction and development	6,243	13.4%	5,787	14.7%	3,003	12.9%	1,607	15.5%	1,481	16.9%
Residential (1)	4,308	34.4%	5,330	37.9%	2,561	40.1%	1,601	40.2%	1,031	36.0%
Consumer and other (2)	704	1.4%	890	1.5%	444	1.7%	485	2.2%	481	2.8%
Unallocated	—	—%	95	—%	87	—%	289	—%	17	—%
Total	$28,072	100.0%	$25,922	100.0%	$15,578	100.0%	$9,269	100.0%	$10,650	100.0%

(1)          Residential real estate loans include real estate loans — held for sale.

(2)          Consumer loans include consumer and other loans.

Deposits

The following table sets forth by category average daily deposits and interest rates for the years ended December 31 (dollars in thousands):

	2010		2009		2008
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand-noninterest-bearing	$163,906	—%	$152,332	—%	$138,106	—%
NOW	326,489	0.1%	314,199	0.1%	307,033	0.4%
Money market checking	419,385	0.8%	370,914	1.8%	326,367	2.5%
Savings	342,602	0.3%	333,243	0.4%	334,266	0.8%
Time deposits
Less than $100,000	381,132	2.5%	372,061	3.2%	368,943	4.1%
$100,000 and greater	143,174	2.8%	135,242	3.5%	146,492	4.1%
Total	$1,776,688	1.0%	$1,677,991	1.5%	$1,621,207	2.1%

The following table sets forth by maturity time deposits $100,000 and greater at December 31 (dollars in thousands):

2010
Within 3 months	$20,533
After 3 months but within 6 months	21,743
After 6 months but within 12 months	30,961
After 1 year but within 5 years	56,785
Over 5 years	—
Total	$130,022

Return on Equity and Assets and Other Financial Ratios

The following table sets forth selected financial ratios at and for the years ended December 31:

	2010	2009	2008
Return on average total assets	0.06%	(0.04)%	0.90%
Return on average shareholders’ equity (GAAP) (1)	0.90%	(0.70)%	16.01%
Return on average shareholders’ equity plus common stock in ESOP subject to contingent repurchase obligation (non-GAAP) (1)	0.71%	(0.52)%	10.40%
Cash dividends declared to net income	0.00%	(514.61)%	102.88%
Average shareholders’ equity to average total assets (GAAP) (1)	6.52%	6.34%	5.63%
Average shareholders’ equity plus common stock in ESOP subject to contingent repurchase obligation to average total assets (non-GAAP) (1)	8.25%	8.57%	8.67%

(1)    See Note 8 to the Company’s consolidated financial statements and the section entitled “NON-GAAP FINANCIAL MEASURES” on page 40 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2010 (attached as Exhibit 13 hereto). This presentation is consistent with the Company’s belief that it is unlikely that the Company would be required to satisfy the contingent repurchase obligation.

ITEM 1A.     RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, shareholders, prospective investors and other interested parties should carefully consider the following risk factors:

Continued or worsening general economic or business conditions, particularly in the western suburbs of Chicago, Illinois, where the Company’s business is primarily conducted, could have a material adverse affect on the Company’s business, financial condition and results of operations.

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

At the end of 2007, the U.S. economy experienced a downturn that continued throughout 2010 and continues to affect the Company. A continuation or worsening of these economic conditions, in particular within the Company’s primary market area within the western suburbs of Chicago, Illinois, could result in a decrease in the demand for the Company’s products and services, an increase in the Company’s loan delinquencies and defaults, and an increase in the Company’s problem assets and foreclosures. The value of real estate pledged as collateral for loans made by the Company has declined, and may continue to decline, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral securing the Company’s existing loans. These factors could lead to reduced interest income and an increase in the provision for loan losses.

If current economic conditions continue or worsen, the Company’s business, growth and profitability are likely to suffer a material adverse effect. To the extent that the Company’s business customers’ underlying businesses are harmed as a result of the general economic environment, the Company’s customers are more likely to default on their loans. Negative economic trends could lead to higher past due and nonaccrual loans, resulting in a material adverse effect on the Company’s financial condition and results of operations.

A further deterioration of the Company’s current nonperforming loans or an increase in the number of nonperforming loans may have a material adverse affect on the Company’s financial condition and results of operations.

Weakened economic conditions in the residential and commercial real estate sectors have adversely affected, and may continue to adversely affect, the Company’s loan portfolio. The Company’s ratio of nonperforming assets to total assets increased to 5.1% at December 31, 2010 from 3.3% at December 31, 2009. If loans that currently are nonperforming further deteriorate or loans that are currently performing become nonperforming loans, the Company may need to increase its allowance for loan losses. Such an increase may have a material adverse effect on the Company’s financial condition and results of operations.

The Company must effectively manage its credit risk.

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. The Company attempts to minimize its credit risk through prudent loan application approval procedures, careful monitoring of the concentration of its loans within specific industries and periodic independent reviews of outstanding loans by its credit review department. However, the Company cannot ensure that its approval and monitoring procedures effectively manage its credit risks. Should the economic climate continue or worsen, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the allowance for loan losses which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s allowance for loan losses may prove to be insufficient to absorb probable incurred credit losses.

The Company’s estimate of the level of allowance for loan losses requires management to apply significant judgment. The Company establishes its allowance for loan losses in consultation with management and maintains it at a level considered adequate by management to absorb probable incurred credit losses in the loan portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond the Company’s control, and such losses may exceed current estimates. At December 31, 2010, the Company’s allowance for loan losses as a percentage of total loans was 2.71% and as a percentage of total nonperforming loans was approximately 35%. Although management believes that the allowance for loan losses is adequate to absorb probable incurred credit losses in the Company’s loan portfolio, the Company cannot predict loan losses with certainty, and the Company cannot assure you that its allowance for loan losses will prove sufficient to cover actual loan losses. Loan losses in excess of its allowance for loan losses may adversely affect the Company’s financial condition and results of operations.

The Company’s business is concentrated in, and dependent upon the continued growth and prosperity of, the western suburbs of Chicago.

The Company and its operating subsidiaries operate primarily in the western suburbs of Chicago, and as a result, the Company’s business, financial condition and results of operations are subject to changes in the economic conditions in this area. The Company has developed a strong presence in the counties it serves, with particular concentration in DuPage County, and surrounding counties. Based upon the 2010 census, these counties together represent a market of more than 2.2 million people. The Company’s success depends upon the business activity, population, income levels, deposits and real estate activity in this market. Although the Company’s customers’ business and financial interests may extend well beyond its market area, adverse economic conditions that affect its specific market area could reduce the Company’s growth rate, affect the ability of its customers to repay their loans and generally affect the Company’s business, financial condition and results of operations. Because of this geographic concentration, the Company is less able to diversify its credit risks across multiple markets than other regional or national financial institutions.

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

Real estate lending (including residential, commercial, home equity and construction and development) is a large portion of the Company’s loan portfolio. These categories represented $768.3 million, or approximately 74.1% of the Company’s total loan portfolio, as of December 31, 2010. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located, and adverse developments affecting real estate values in one or more of the Company’s markets could increase the credit risk associated with its loan portfolio. Additionally, construction and development and commercial real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or the Company may negatively impact the future cash flow and market values of the affected properties.

If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then the Company may not be able to realize the amount of security that it anticipated at the time of originating the loan, which could cause the Company to increase its provision for loan losses and adversely affect its business, financial condition and results of operations. The ongoing weakness in the U.S. and local housing markets and the overall economy has lead to declines in home prices in many markets. The recent declines in real estate values, home sales volumes and financial stress on borrowers as a result of job losses, interest rate resets on adjustable rate mortgage loans or other factors could have continued adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which could adversely affect the Company’s business, financial condition and results of operations.

Commercial loans also make up a significant portion of the Company’s loan portfolio.

Commercial loans were approximately $253.7 million (excluding $272.9 million of commercial real estate loans), or approximately 24.5% of the Company’s total loan portfolio, as of December 31, 2010. The Company’s commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, equipment or real estate. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if a guarantee is obtained. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Continued weakness or a further decline in the U.S. economy could harm the businesses of the Company’s borrowers and reduce the value of the assets securing the Company’s commercial loans.

The Company’s construction and development loans are based upon estimates of costs and values associated with the completed project. These estimates may be inaccurate, and the Company may be exposed to more losses on these construction and development loans than on other loans.

At December 31, 2010, construction and development loans, including land acquisition and development, totaled $139.0 million, or 13.4% of the Company’s total loan portfolio. Construction and development lending involves additional risks because funds are advanced based upon values associated with the completed project, which are uncertain. Because of the uncertainties inherent in evaluating the construction cost estimates that the Company receives from its customers and other third parties, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction and development loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. The market values of real estate throughout the U.S., including in the Company’s market area, dramatically declined in 2010 and 2009. The ongoing weakness in the U.S. real estate markets may negatively impact the ability of the Company’s borrowers to sell or lease their properties. If the Company’s appraisal of the anticipated value of the completed project proves to be overstated, the Company may have inadequate security for the loan.

Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition or results of operations.

The Company and the Bank are subject to extensive regulation by multiple regulatory bodies.  These regulations may affect the manner and terms of delivery of our services.  If the Company does not comply with governmental regulations, the Company may be subject to fines, penalties, lawsuits or material restrictions on our businesses in the jurisdiction where the violation occurred, which may adversely affect our business operations.  Changes in these regulations can significantly affect the services that the Company provides as well as our costs of compliance with such regulations. In addition, adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain customers.

Current economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry.  The U.S. government has intervened on an unprecedented scale by temporarily enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances and increasing insurance on bank deposits.

These programs have subjected financial institutions to additional restrictions, oversight and costs.  In addition, new proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings and disclosures, and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things.  Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied.

In recent years, regulatory oversight and enforcement have increased substantially, imposing additional costs and increasing the potential risks associated with our operations. If these regulatory trends continue, they could adversely affect the Company’s business and, in turn, the Company’s results of operations.

Monetary policies and regulations of the Federal Reserve could adversely affect the Company’s business, financial condition and results of operations.

In addition to being affected by general economic conditions, the Company’s earnings and growth are affected by the policies of the Federal Reserve.  An important function of the Federal Reserve is to regulate the money supply and credit conditions.  Among the instruments used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate and changes in reserve requirements against bank deposits.  These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits.  Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.  The effects of such policies upon the Company’s business, financial condition and results of operations cannot be predicted.

Legislative and regulatory reforms applicable to the financial services industry may, if enacted or adopted, have a significant impact on the Company’s business, financial condition and results of operations.

On July 21, 2010, the Dodd-Frank Act was signed into law, which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act, together with the regulations to be developed thereunder, includes provisions affecting large and small financial institutions alike, including several provisions that will affect how community banks, thrifts and small bank and thrift holding companies will be regulated in the future.

The Dodd-Frank Act, among other things, imposes new capital requirements on bank holding companies; changes the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base, and permanently raises the current standard deposit insurance limit to $250,000; and expands the FDIC’s authority to raise insurance premiums.  The legislation also calls for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion.  The Dodd-Frank Act also authorizes the Federal Reserve to limit interchange fees payable on debit card transactions, establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home equity loans and credit cards, and contains provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties.  The Dodd-Frank Act also includes provisions that affect corporate governance and executive compensation at all publicly-traded companies.

The Collins Amendment to the Dodd-Frank Act, among other things, eliminates certain trust preferred securities from Tier 1 capital.  Although the Company has not issued trust preferred securities, it will not be able to raise Tier 1 capital in the future through the issuance of trust preferred securities.  This provision also requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies.

These provisions, or any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of the Company’s business activities or change certain of the Company’s business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs.  These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect the Company’s business, financial condition and results of operations.  The Company’s management is actively reviewing the provisions of the Dodd-Frank Act, many of which are to be phased-in over the next several months and years, and assessing its probable impact on the Company’s operations.  However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and us in particular, is uncertain at this time.

The U.S. Congress has also recently adopted additional consumer protection laws such as the Credit Card Accountability Responsibility and Disclosure Act of 2009, and the Federal Reserve has adopted numerous new regulations addressing banks’ credit card, overdraft and mortgage lending practices.  Additional consumer protection legislation and regulatory activity is anticipated in the near future.

Such proposals and legislation, if finally adopted, would change banking laws and the Company’s operating environment and that of the Bank in substantial and unpredictable ways.  The Company cannot determine whether such proposals and legislation will be adopted, or the ultimate effect that such proposals and legislation, if enacted, or regulations issued to implement the same, would have upon the Company’s business, financial condition or results of operations.

A failure to comply with the terms of agreements with the Bank’s regulators to which the Bank is currently subject, and any future enforcement actions to which the Bank or West Suburban may become subject, could harm the Company’s business and financial results.

On January 13, 2011, the Bank agreed with its regulators to, among other things related to its loan portfolio and operations, (i) maintain a Tier 1 leverage ratio of at least 7.75% through March 31, 2011, and at least 8.00% after March 31, 2011, and a total risk-based capital ratio of at least 12.00% and (ii) obtain the prior approval of its regulators prior to paying any dividends to West Suburban.

If the Bank fails to comply with the terms of its current agreement with its regulators, including the requirement to maintain minimum capital ratios, or any future enforcement actions, the Company may become subject to further regulatory enforcement actions. Any such additional enforcement actions likely would impose more onerous restrictions on the Company’s business and operations, which could have a material adverse effect on its financial condition, results of operations and business.

The Company may need to raise additional capital in the future, but that capital may not be available when it is needed.

The Company is required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations. In addition, the Bank has agreed to be subject to heightened capital requirements. In order to meet these heightened capital requirements, the Company may at some point need to raise additional capital.

The Company’s ability to raise additional capital, if needed, will depend on conditions in the economy and the capital markets and a number of other factors including investor perceptions regarding the Company, banking industry and market conditions, governmental activities and the Company’s financial performance, many of which are outside the Company’s control. Accordingly, the Company cannot assure you of its ability to raise additional capital when needed.

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

Much of the Company’s success to date has been influenced strongly by its ability to attract and to retain senior management experienced in banking and financial services and familiar with the communities in its market area. Kevin J. Acker, Chairman of the Board and Chief Executive Officer, Keith W. Acker, Chief Operations Officer, Duane G. Debs, President, and Michael P. Brosnahan, Vice President, collectively have over approximately 145 years of banking experience in the Company’s market area and have been instrumental in developing and managing the Company’s business. The Company’s ability to retain these executive officers and the current management teams and loan officers of its operating subsidiaries will continue to be important to the successful implementation of its strategy. It is also critical, as the Company grows, to be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about its market area to implement its community-based operating strategy. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on the Company’s business, financial condition and results of operations.

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

Over the last few years, the financial services industry and the credit markets generally have been materially and adversely affected by significant declines in asset values and by a lack of liquidity. The liquidity issues have been particularly acute for regional and community banks, as many of the larger financial institutions have significantly curtailed their lending to regional and community banks to reduce their exposure to the risks of other banks. In addition, many of the larger correspondent lenders have reduced or even eliminated federal funds lines for their correspondent customers. Furthermore, regional and community banks generally have less access to the capital markets than do the national and super-regional banks because of their smaller size and limited analyst coverage. Any decline in available funding could adversely impact the Company’s ability to originate loans, invest in securities, meet its expenses, pay dividends to its shareholders, or fulfill obligations such as repaying borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on the Company’s liquidity, business, results of operations and financial condition.

The amount of “other real estate owned” (“OREO”) may continue to be high compared to levels in historical periods or may increase significantly, resulting in additional losses, and costs and expenses that may negatively affect the Company’s operations.

At December 31, 2010, the Company had a total of $20.5 million of OREO. These high levels of OREO are due, among other things, to the continued deterioration of the commercial and residential real estate markets and the tightening of the credit market. As the amount of OREO remains high or if it increases, the Company’s losses and the costs and expenses of maintaining the real estate will likewise remain high or increase. Due to the continuing weakness in the economy, the amount of OREO may continue to remain at high levels compared to levels in historical periods.  Any additional increase in losses, and maintenance costs and expenses due to OREO could have a material adverse impact on the Company’s business, results of operations and financial condition. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses, and reduce the Company’s ultimate realization from any OREO sales.

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

There are restriction on the Company’s ability to pay dividends on its common stock.

The Company’s ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital.  The ability of the Bank to pay dividends to West Suburban is limited by its obligations to maintain sufficient capital and liquidity and by other general restrictions on dividends that are applicable to the Bank, including the requirement under the Illinois Bank Act that it may not generally pay dividends in excess of its net profits. In addition, the Bank has agreed not to pay dividends to West Suburban without the prior approval of its bank regulators.  West Suburban’s ability to declare and pay dividends on its common stock largely depends on its receipt of dividends from the Bank and is also subject to the guidelines of the Federal Reserve regarding capital adequacy and dividends. West Suburban and the Bank may decide to limit the payment of dividends even when they have the legal ability to pay them in order to preserve capital or retain earnings for use in their businesses.

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

The Company uses third-party service providers to provide certain security services, including network infrastructure and server monitoring and Internet and online banking protection services.  Although the Company, with the help of third-party service providers, intends to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful. In addition, advances in information technology capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms the Company and its third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

As of March 15, 2011, members of the Acker family, which consists of Ralph L. and Arlis Acker, Keith W. Acker, Kevin J. Acker, Craig R. Acker and Alana S. Acker and their related interests, beneficially owned, in the aggregate, 93,522 shares, or 21.9%, of the Company’s outstanding common stock.  As of the same date, Kevin J. Acker, Chairman of the Board and Chief Executive Officer of the Company, Keith W. Acker, Chief Operations Officer of the Company and President of the Bank, and Craig R. Acker, a director of the Bank, together beneficially owned 73,930 shares, or 17.3% of the Company’s outstanding common stock.  As a result, the members of the Acker family may have the ability to influence significantly the election of the Company’s directors and the outcome of certain corporate actions requiring shareholder approval.  In addition, because of their positions as executive officers and/or directors of the Company and/or the Bank, each of Kevin J. Acker, Keith W. Acker and Craig R. Acker have the ability to influence the operations of the Company and the Bank.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.        PROPERTIES

West Suburban and the Bank occupy a total of approximately 270,450 square feet in 35 full-service branches, six limited-service branches and four departments providing insurance, financial and other services. West Suburban’s principal office is located in approximately 32,500 square feet of office space at 711 South Meyers Road, Lombard, Illinois. As indicated below, the Bank also operates its principal office as a branch. West Suburban Bank Land Trust, West Suburban Financial Services and West Suburban Insurance Services, Inc. are located at 711 South Meyers Road, Lombard, Illinois. West Suburban Bank VISA is located at 701 South Meyers Road, Lombard, Illinois.

The following table sets forth certain information concerning the branches and other services of the Bank as of December 31, 2010:

Location of Branches and Other Services	Approximate Square Feet	Status

711 South Meyers Road Lombard, Illinois	32,500	Owned

40 East St. Charles Road Villa Park, Illinois	2,700	Owned

17W754 22nd Street Oakbrook Terrace, Illinois	6,100	Owned

707 North Main Street Lombard, Illinois	4,100	Owned

221 South West Street Wheaton, Illinois	800	Owned

895 East Geneva Road Carol Stream, Illinois	3,000	Leased

1104 West Boughton Road Bolingbrook, Illinois	4,500	Owned

295 West Loop Road Wheaton, Illinois	4,500	Owned

6400 South Cass Avenue Westmont, Illinois	3,100	Leased

2800 Finley Road Downers Grove, Illinois	10,700	Owned

1122 South Main Street Lombard, Illinois	6,400	Owned

3S041 Route 59 Warrenville, Illinois	3,700	Owned

5330 Main Street Downers Grove, Illinois	10,500	Owned

8001 South Cass Avenue Darien, Illinois	17,800	Owned

672 East Boughton Road Bolingbrook, Illinois	7,100	Owned

Location of Branches and Other Services	Approximate Square Feet	Status

1005 75th Street Darien, Illinois	1,000	Owned

505 North Weber Road Romeoville, Illinois	4,400	Owned

401 North Gary Avenue Carol Stream, Illinois	6,400	Owned

355 West Army Trail Road Bloomingdale, Illinois	10,700	Owned

1657 Bloomingdale Road Glendale Heights, Illinois	4,100	Owned

1061 West Stearns Road Bartlett, Illinois	3,400	Owned

1380 West Army Trail Road Carol Stream, Illinois	2,300	Leased

315 South Randall Road St. Charles, Illinois	1,400	Owned

3000 East Main Street St. Charles, Illinois	4,200	Owned

1870 Stearns Road South Elgin, Illinois	4,600	Owned

101 North Lake Street Aurora, Illinois	19,000	Owned

1830 Douglas Road Montgomery, Illinois	2,500	Owned

2000 West Galena Boulevard Aurora, Illinois	48,000	Owned

335 North Eola Road Aurora, Illinois	4,200	Owned

2830 Route 34 Oswego, Illinois	4,800	Owned

10 Saravanos Drive Yorkville, Illinois	3,200	Leased

1071 Station Drive Oswego, Illinois	3,200	Leased

1296 East Chicago Avenue Naperville, Illinois	2,300	Owned

2020 Feldott Lane Naperville, Illinois	4,500	Owned

1004 104th Street Naperville, Illinois	5,900	Owned

Location of Branches and Other Services	Approximate Square Feet	Status

Beacon Hill Retirement Community 2400 South Finley Road Lombard, Illinois	100	Leased

Clare Oaks 825 Carillon Drive Bartlett, Illinois	100	Leased

717 South Meyers Road Lombard, Illinois	7,100	Owned

701 South Meyers Road Lombard, Illinois	5,200	Owned

Lexington Health Care Center of Elmhurst 400 West Butterfield Road Elmhurst, Illinois	100	Leased

Lexington Health Care Center of Lombard 555 Foxworth Boulevard Lombard, Illinois	100	Leased

Villa St. Benedict 1920 Maple Avenue Lisle, Illinois	150	Leased

ITEM 3.       LEGAL PROCEEDINGS

There are no material pending legal proceedings to which West Suburban or the Bank is a party other than routine litigation incidental to their respective businesses.

ITEM 4.       [REMOVED AND RESERVED]

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

West Suburban’s authorized and outstanding equity securities consist of common stock, no par value.

West Suburban hereby incorporates by reference the information called for by Item 5 of this Form 10-K from the sections entitled “Common Stock, Book Value and Dividends” and “Stock Performance Presentation” on page 4 and page 38, respectively, of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2010 (attached as Exhibit 13 hereto). The Company’s ability to pay dividends to shareholders is largely dependent upon dividends it receives from the Bank, which is subject to regulatory limitations on the amount of cash dividends it may pay. See “BUSINESS  — SUPERVISION AND REGULATION  — The Company — Dividend Payments” and “BUSINESS — SUPERVISOR AND REGULATION — The Bank — Dividend Payments” for a more detailed description of theses limitations.

West Suburban’s common stock is not traded on any national or regional exchange. While there is no established trading market for West Suburban’s common stock, West Suburban is aware that from time to time limited or infrequent quotations are made with respect to West Suburban’s common stock and that there occurs limited trading in West Suburban’s common stock resulting from private transactions not involving brokers or dealers. Transactions in West Suburban’s common stock have historically been infrequent. As of March 4, 2011, West Suburban had 426,850 shares of common stock outstanding held by 1,126 shareholders of record. Management was not aware of any transactions during 2010 involving the sale of West Suburban’s common stock. During 2009, Management was aware of 16 transactions involving the sale, in the aggregate, of 6,771 shares of West Suburban’s common stock. The average sale price of transactions 2009 was $478.51 per share of common stock. The Company did not purchase any of West Suburban’s common stock during 2010.

ITEM 6.       SELECTED FINANCIAL DATA

West Suburban hereby incorporates by reference the information called for by Item 6 of this Form 10-K from the section entitled “Selected Financial Data” on page 39 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2010 (attached as Exhibit 13 hereto).

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

West Suburban hereby incorporates by reference the information called for by Item 7 of this Form 10-K from the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 42 through 54 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2010 (attached as Exhibit 13 hereto).

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

West Suburban hereby incorporates by reference the information called for by Item 7A of this Form 10-K from the “Interest Rate Sensitivity” section included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 42 through 54 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2010 (attached as Exhibit 13 hereto).

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

West Suburban hereby incorporates by reference the information called for by Item 8 of this Form 10-K from the Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 7 through 37 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2010 (attached as Exhibit 13 hereto).

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board and Chief Executive Officer and the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2010. Based on that evaluation, the Company’s Chairman and Chief Executive Officer and the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified.

There have been no significant changes in the Company’s internal control over financial reporting that have affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

West Suburban’s management report on internal control over financial reporting is set forth in, and West Suburban hereby incorporates by reference, the section entitled “Management’s Report on Internal Control over Financial Reporting” on page 5 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2010 (attached as Exhibit 13 hereto).

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In addition, and as a supplement to the information provided under the caption “Executive Officers of West Suburban” in Part I of this Form 10-K, West Suburban hereby incorporates by reference the information called for by Item 10 of this Form 10-K regarding directors and corporate governance of West Suburban from the sections entitled “Election of Directors” and “Corporate Governance and the Board of Directors” of West Suburban’s 2011 Proxy Statement.

Section 16(a) of the Exchange Act requires that the Company’s executive officers and directors and persons who own more than 10% of the Company’s Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the exchange on which West Suburban’s Common Stock is traded. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company’s review of the copies and forms furnished to the Company and, if appropriate, representations made to the Company by any such reporting person concerning whether a Form 5 was required to be filed for the 2010 fiscal year, the Company is not aware that any of its directors and executive officers or 10% shareholders failed to comply with the filing requirements of Section 16(a) during 2010.

West Suburban adopted a code of ethics that applies to West Suburban’s principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. West Suburban’s code of ethics is available in the Shareholder Information section of West Suburban’s website, www.westsuburbanbank.com.

Since the date of West Suburban’s 2010 Proxy Statement, there have been no material changes to the procedures by which shareholders may recommend nominees to West Suburban’s board of directors.

ITEM 11.    EXECUTIVE COMPENSATION

West Suburban hereby incorporates by reference the information called for by Item 11 of this Form 10-K from the section entitled “Executive Compensation” of West Suburban’s 2011 Proxy Statement; provided, however, that “Report of the Compensation Committee on Executive Compensation” is specifically not incorporated into this Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

West Suburban hereby incorporates by reference the information called for by Item 12 of this Form 10-K from the sections entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” of West Suburban’s 2011 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

West Suburban hereby incorporates by reference the information called for by Item 13 of this Form 10-K from the section entitled “Transactions with Directors, Officers and Associates” and “Corporate Governance and the Board of Directors” of West Suburban’s 2011 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

West Suburban hereby incorporates by reference the information called for by Item 14 of this Form 10-K from the section entitled “Accounting Fees and Services” of West Suburban’s 2011 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item (a)(1) and (2). Financial Statements

WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

The following audited Consolidated Financial Statements of West Suburban and its subsidiaries and related notes and report of independent registered public accounting firm are incorporated by reference from West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2010 (attached as Exhibit 13 hereto).

The following Condensed Financial Information-Parent Only is incorporated by reference from Note 14 to West Suburban’s audited Consolidated Financial Statements as set forth in West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2010 (attached as Exhibit 13 hereto).

Annual Report
Page No.
Condensed Balance Sheets — December 31, 2010 and 2009	34

Condensed Statements of Operations — Years Ended December 31, 2010, 2009 and 2008	35

Condensed Statements of Cash Flows — Years Ended December 31, 2010, 2009 and 2008	36

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
Duane G. Debs
President and Chief Financial Officer

Date: March 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of March, 2011.

SIGNATURE		TITLE

/s/ Kevin J. Acker	3/14/2011	Chairman of the Board, Chief Executive Officer and Director
Kevin J. Acker	Date

/s/ Duane G. Debs	3/14/2011	President, Chief Financial Officer, Director and Principal Accounting Officer
Duane G. Debs	Date

/s/ David S. Bell	3/14/2011	Director
David S. Bell	Date

/s/ Peggy P. LoCicero	3/14/2011	Director
Peggy P. LoCicero	Date

/s/ Charles P. Howard	3/14/2011	Director
Charles P. Howard	Date

The foregoing includes all of the Board of Directors of West Suburban.

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Articles of Incorporation of West Suburban filed March 14, 1986 — Incorporated by reference from Exhibit 3.1 of Form 10-K of West Suburban dated March 21, 2003, under Commission File No. 0-17609.

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

13	Annual Report to Shareholders of West Suburban for fiscal year ended December 31, 2010.

21	Subsidiaries of Registrant.

31.1	Certification of Kevin J. Acker, Chairman of the Board and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

INDEX TO EXHIBITS

(continued)

Exhibit
Number	Description

31.2	Certification of Duane G. Debs, President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Kevin J. Acker, Chairman of the Board and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Duane G. Debs, President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.