Form 10-Q
period 2011-03-31
WEST SUBURBAN BANCORP INC
filed 2011-05-09
CIK 805080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

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

As of May 9, 2011, 426,850 shares of West Suburban common stock were outstanding.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, those set forth in the “Risk Factors” section included under Item 1A of Part I of the Company’s most recently filed Annual Report on Form 10-K and the following:

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

•                  The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, taxation, insurance and monetary and financial matters, as well as any laws and regulations otherwise affecting the Company, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and other laws and regulations intended to address the current stresses in the U.S. and global financial markets, national security and money laundering.

•                  The effects of adverse market conditions and volatility in investment securities generally, which may result in a deterioration in the value of the securities in the Company’s securities portfolio.

•                  The ability of the Company to comply with, and satisfy the requirements of, any informal or formal enforcement actions with its regulators and the consequences that may result from any inability to comply.

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

PART I

ITEM 1.      FINANCIAL STATEMENTS

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$101,359	$70,490
Federal funds sold	200	200
Total cash and cash equivalents	101,559	70,690
Securities
Available for sale (amortized cost of $474,270 in 2011 and $517,589 in 2010)	474,652	518,566
Held to maturity (fair value of $256,343 in 2011 and $222,761 in 2010)	248,952	215,365
Federal Home Loan Bank stock	7,599	7,599
Total securities	731,203	741,530
Loans, less allowance for loan losses of $30,212 in 2011 and $28,072 in 2010	987,231	1,008,272
Bank-owned life insurance	40,067	39,511
Premises and equipment, net	42,033	42,201
Other real estate owned, net of valuation allowance	26,138	20,479
Accrued interest and other assets	39,317	38,941
Total assets	$1,967,548	$1,961,624

Liabilities and shareholders’ equity
Deposits
Demand-noninterest-bearing	$139,601	$152,064
Prepaid solutions card deposits	29,395	29,161
Interest-bearing	1,605,679	1,597,202
Total deposits	1,774,675	1,778,427
Prepaid solutions cards	9,770	8,778
Accrued interest and other liabilities	24,816	18,571

Common stock in ESOP subject to contingent repurchase obligation	27,273	29,865

Shareholders’ equity
Common stock, no par value; 15,000,000 shares authorized; 426,850 shares issued and outstanding	3,412	3,412
Surplus	35,453	35,453
Retained earnings	119,488	116,698
Accumulated other comprehensive (loss) income	(66)	285
Amount reclassified on ESOP shares	(27,273)	(29,865)
Total shareholders’ equity	131,014	125,983
Total liabilities and shareholders’ equity	$1,967,548	$1,961,624

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Dollars in thousands, except per share data)

(UNAUDITED)

	2011	2010
Interest income
Loans, including fees	$12,192	$15,044
Securities
Taxable	5,091	3,969
Exempt from federal income tax	267	362
Federal funds sold	1	45
Total interest income	17,551	19,420

Interest expense
Deposits	3,235	5,368
Total interest expense	3,235	5,368
Net interest income	14,316	14,052
Provision for loan losses	3,000	2,375
Net interest income after provision for loan losses	11,316	11,677

Noninterest income
Service fees on deposit accounts	1,042	1,328
Debit card fees	518	506
Bank-owned life insurance	518	414
Net realized gains on securities transactions	1,099	—
Other	1,511	882
Total noninterest income	4,688	3,130

Noninterest expense
Salaries and employee benefits	5,756	5,950
Occupancy	1,469	1,330
Furniture and equipment	1,158	1,348
FDIC assessments	1,098	1,183
Professional fees	484	585
Other real estate owned expense	439	569
Advertising and promotion	204	168
Loan administration	184	566
Other	1,196	1,079
Total noninterest expense	11,988	12,778

Income before income taxes	4,016	2,029
Income tax expense	1,226	386
Net income	$2,790	$1,643

Earnings per share	$6.54	$3.85
Average shares outstanding	426,850	426,850

Total comprehensive income	$2,439	$1,132

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Dollars in thousands)

(UNAUDITED)

	Common Stock and Surplus	Retained Earnings	Accumulated Other Compre- hensive Income	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2010	$38,865	$115,544	$3,584	$(31,230)	$126,763

Comprehensive income
Net income		1,643			1,643
Change in unrealized gains on available for sale securities, net of reclassification and tax effects			(517)		(517)
Change in post-retirement obligation, net of tax effects			6		6
Total comprehensive income					1,132
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation				(3,744)	(3,744)
Balance, March 31, 2010	$38,865	$117,187	$3,073	$(34,974)	$124,151

	Common Stock and Surplus	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2011	$38,865	$116,698	$285	$(29,865)	$125,983

Comprehensive income
Net income		2,790			2,790
Change in unrealized gains on available for sale securities, net of reclassification and tax effects			(358)		(358)
Change in post-retirement obligation, net of tax effects			7		7
Total comprehensive income					2,439
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation				2,592	2,592
Balance, March 31, 2011	$38,865	$119,488	$(66)	$(27,273)	$131,014

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Dollars in thousands)

(UNAUDITED)

	2011	2010
Cash flows from operating activities
Net income	$2,790	$1,643
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	734	782
Provision for loan losses	3,000	2,375
Deferred income tax (benefit) provision	(680)	386
Net premium amortization of securities	427	508
Net realized gains on securities transactions	(1,099)	—
Earnings on bank-owned life insurance	(518)	(414)
Net (gain) loss on sales of premises and equipment	(2)	4
Net gain on sales of other real estate owned	(167)	(28)
Write down of other real estate owned	147	315
Decrease (increase) in accrued interest and other assets	538	(2,250)
Increase in accrued interest and other liabilities	1,062	3,808
Net cash provided by operating activities	6,232	7,129
Cash flows from investing activities
Securities available for sale
Sales	34,177	—
Maturities, calls and redemptions	25,739	28,296
Purchases	(15,931)	(85,488)
Securities held to maturity
Maturities, calls and redemptions	18,552	26,186
Purchases	(46,940)	(38,324)
Net decrease in loans	11,222	17,028
Investment in bank-owned life insurance	(38)	(84)
Purchases of premises and equipment	(569)	(402)
Sales of premises and equipment	5	—
Sales of other real estate owned	1,180	1,727
Net cash provided by (used in) investing activities	27,397	(51,061)
Cash flows from financing activities
Net (decrease) increase in deposits	(3,752)	31,290
Net increase (decrease) in prepaid solutions cards	992	(1,910)
Net cash (used in) provided by financing activities	(2,760)	29,380
Net increase (decrease) in cash and cash equivalents	30,869	(14,552)
Beginning cash and cash equivalents	70,690	148,610
Ending cash and cash equivalents	$101,559	$134,058
Supplemental disclosures
Cash paid for interest	$3,144	$4,528
Cash paid for income taxes	595	—
Other real estate acquired through loan foreclosures	6,819	809
Due to broker	5,209	—

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

Note 2 - Securities

At March 31, 2011 and December 31, 2010, the amortized cost, unrealized gains and losses and fair value of securities available for sale were as follows:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$92,764	$624	$(2,109)	$91,279
U.S. government sponsored enterprises	99,412	74	(1,525)	97,961
Mortgage-backed: residential	259,465	4,046	(1,130)	262,381
States and political subdivisions	12,428	355	(11)	12,772
Corporate	10,201	58	—	10,259
Total	$474,270	$5,157	$(4,775)	$474,652

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$92,712	$585	$(2,141)	$91,156
U.S. government sponsored enterprises	99,705	500	(2,061)	98,144
Mortgage-backed: residential	303,229	5,558	(1,507)	307,280
States and political subdivisions	11,726	183	(31)	11,878
Corporate	10,217	—	(109)	10,108
Total	$517,589	$6,826	$(5,849)	$518,566

Mortgage-backed: residential securities consist of residential mortgage-backed securities issued by U.S. government sponsored enterprises and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. Corporate securities consist of one investment grade corporate bond.

At March 31, 2011 and December 31, 2010, the amortized cost, unrealized gains and losses and fair value of securities held to maturity were as follows:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$29,998	$476	$—	$30,474
U.S. government sponsored enterprises	31,648	514	(2)	32,160
Mortgage-backed: residential	139,386	6,227	(44)	145,569
States and political subdivisions	47,920	406	(186)	48,140
Total	$248,952	$7,623	$(232)	$256,343

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$9,956	$353	$—	$10,309
U.S. government sponsored enterprises	21,656	566	—	22,222
Mortgage-backed: residential	136,095	6,515	(49)	142,561
States and political subdivisions	47,658	292	(281)	47,669
Total	$215,365	$7,726	$(330)	$222,761

At March 31, 2011, the amortized cost and fair value of debt securities available for sale and held to maturity by contractual maturity were as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$351	$357	$1,875	$1,886
Due after 1 year through 5 years	89,122	89,337	59,268	60,192
Due after 5 years through 10 years	119,292	116,329	40,071	40,280
Due after 10 years	6,040	6,248	8,352	8,416
Mortgage-backed: residential	259,465	262,381	139,386	145,569
Total	$474,270	$474,652	$248,952	$256,343

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were $34,177 in sales of securities during the three months ended March 31, 2011. There were no sales of securities during the three month period ended March 31, 2010.

Securities with a carrying value of $86,878 and $94,720 at March 31, 2011 and December 31, 2010, respectively, were pledged to secure public deposits, fiduciary activities and for other purposes required or permitted by law.

Securities with unrealized losses at March 31, 2011 and December 31, 2010 are presented below by the length of time the securities have been in a continuous unrealized loss position:

	March 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasuries	$65,696	$(2,109)	$—	$—	$65,696	$(2,109)
U.S. government sponsored enterprises	78,241	(1,527)	—	—	78,241	(1,527)
Mortgage-backed: residential	79,262	(1,130)	621	(44)	79,883	(1,174)
States and political subdivisions	2,991	(164)	2,053	(33)	5,044	(197)
Total temporarily impaired	$226,190	$(4,930)	$2,674	$(77)	$228,864	$(5,007)

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasuries	$60,937	$(2,141)	$—	$—	$60,937	$(2,141)
U.S. government sponsored enterprises	80,386	(2,061)	—	—	80,386	(2,061)
Mortgage-backed: residential	86,467	(1,507)	654	(49)	87,121	(1,556)
States and political subdivisions	5,863	(292)	1,227	(20)	7,090	(312)
Corporate	10,108	(109)	—	—	10,108	(109)
Total temporarily impaired	$243,761	$(6,110)	$1,881	$(69)	$245,642	$(6,179)

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

When management determines that OTTI exists, the amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If the Company intends to sell or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the OTTI is recognized in earnings in an amount equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the portion of the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

The majority of the unrealized losses at March 31, 2011 were in U.S Treasury securities, U.S government sponsored enterprises and residential mortgage-backed securities. Because the decline in fair value on the debt securities in unrealized losses is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and management believes it is not more likely than not that the Company will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2011.

At March 31, 2011 and December 31, 2010, the Company held one $30,000 municipal security from one issuer that was in excess of 10% of shareholders’ equity. The security was issued by a local municipality, is a general obligation bond, and is classified by the Company as held to maturity.

Note 3 - Loans

Major classifications of loans were as follows:

	March 31, 2011	December 31, 2010
Commercial	$255,979	$253,746
Commercial real estate	263,784	272,856
Construction and development	137,358	138,959
Residential real estate:
Mortgage	150,502	150,248
Home equity	196,740	206,191
Consumer and other	13,080	14,344
Total	1,017,443	1,036,344
Allowance for loan losses	(30,212)	(28,072)
Loans, net	$987,231	$1,008,272

The Company makes commercial, residential real estate and consumer loans primarily to customers throughout the western suburbs of Chicago. Construction and development loans are primarily made to customers engaged in the construction and development of residential real estate projects within the Company’s market area. From time to time the Company will make loans outside of its market area.

Changes in the allowance for loan losses by portfolio segment for the quarter ended March 31, 2011 were as follows:

	Commercial	Commercial Real Estate	Construction and Development	Residential Real Estate	Consumer and Other	Total
Balance, beginning of year	$12,638	$4,179	$6,243	$4,308	$704	$28,072
Provision for loan losses	550	(463)	2,801	69	43	3,000
Loans charged-off	(337)	—	(178)	(280)	(113)	(908)
Recoveries	17	—	—	2	29	48
Balance, period-end	$12,868	$3,716	$8,866	$4,099	$663	$30,212

The balance of the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method were as follows:

	Commercial	Commercial Real Estate	Construction and Development	Residential Real Estate	Consumer and Other	Total
March 31, 2011
Allowance for loan losses attributable to loans:
Individually evaluated for impairment	$2,096	$250	$4,240	$—	$—	$6,586
Collectively evaluated for impairment	10,772	3,466	4,626	4,099	663	23,626
Total ending allowance balance	$12,868	$3,716	$8,866	$4,099	$663	$30,212

Loans:
Individually evaluated for impairment	$41,339	$10,760	$66,018	$9,074	$—	$127,191
Collectively evaluated for impairment	214,640	253,024	71,340	338,168	13,080	890,252
Total ending loan balance	$255,979	$263,784	$137,358	$347,242	$13,080	$1,017,443

December 31, 2010
Allowance for loan losses attributable to loans:
Individually evaluated for impairment	$2,137	$250	$2,485	$—	$—	$4,872
Collectively evaluated for impairment	10,501	3,929	3,758	4,308	704	23,200
Total ending allowance balance	$12,638	$4,179	$6,243	$4,308	$704	$28,072

Loans:
Individually evaluated for impairment	$41,184	$14,372	$70,513	$8,937	$—	$135,006
Collectively evaluated for impairment	212,562	258,484	68,446	347,502	14,344	901,338
Total ending loan balance	$253,746	$272,856	$138,959	$356,439	$14,344	$1,036,344

Loans individually evaluated for impairment by class of loans were as follows:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
March 31, 2011
With no related allowance recorded:
Commercial	$35,412	$30,731	$—
Commercial real estate	9,951	9,951	—
Construction and development	30,188	25,653	—
Residential real estate:
Mortgage	8,416	8,271	—
Home equity	803	803	—
Consumer and other	—	—	—
With an allowance recorded:
Commercial	12,962	10,608	2,096
Commercial real estate	1,081	809	250
Construction and development	43,323	40,365	4,240
Residential real estate:
Mortgage	—	—	—
Home equity	—	—	—
Consumer and other	—	—	—
Total	$142,136	$127,191	$6,586

December 31, 2010
With no related allowance recorded:
Commercial	$39,142	$34,740	$—
Commercial real estate	13,563	13,563	—
Construction and development	56,737	51,871	—
Residential real estate:
Mortgage	8,224	8,164	—
Home equity	773	773	—
Consumer and other	—	—	—
With an allowance recorded:
Commercial	8,799	6,444	2,137
Commercial real estate	1,081	809	250
Construction and development	23,073	18,642	2,485
Residential real estate:
Mortgage	—	—	—
Home equity	—	—	—
Consumer and other	—	—	—
Total	$151,392	$135,006	$4,872

Nonperforming loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans was as follows:

	Nonaccrual	Loans Past Due 90 Days or More Still on Accrual
March 31, 2011
Commercial	$38,473	$52
Commercial real estate	2,703	—
Construction and development	60,641	—
Residential real estate:
Mortgage	1,647	494
Home equity	1,471	—
Consumer and other	—	72
Total	$104,935	$618

December 31, 2010
Commercial	$22,224	$4
Commercial real estate	6,586	—
Construction and development	47,951	—
Residential real estate:
Mortgage	1,919	108
Home equity	1,664	—
Consumer and other	—	79
Total	$80,344	$191

In April 2011, $39.3 million of impaired loans from one loan relationship was transferred to other real estate owned through a deed in lieu agreement with the borrower.  There was no impact on the Company’s net income as a result of this transfer.

The aging of the recorded investment in past due loans were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
March 31, 2011
Commercial	$1,441	$9	$37,525	$38,975	$217,004	$255,979
Commercial real estate	2,901	—	2,703	5,604	258,180	263,784
Construction and development	913	—	60,641	61,554	75,804	137,358
Residential real estate:
Mortgage	2,581	—	2,141	4,722	145,780	150,502
Home equity	1,474	99	1,471	3,044	193,696	196,740
Consumer and other	25	44	72	141	12,939	13,080
Total	$9,335	$152	$104,553	$114,040	$903,403	$1,017,443

December 31, 2010
Commercial	$324	$5,652	$20,807	$26,783	$226,963	$253,746
Commercial real estate	619	—	6,586	7,205	265,651	272,856
Construction and development	—	—	47,951	47,951	91,008	138,959
Residential real estate:
Mortgage	2,280	1,063	2,026	5,369	144,879	150,248
Home equity	49	237	1,504	1,790	204,401	206,191
Consumer and other	82	97	79	258	14,086	14,344
Total	$3,354	$7,049	$78,953	$89,356	$946,988	$1,036,344

At March 31, 2011, the Company had $18,649 of loans considered troubled debt restructurings, which are considered impaired loans, compared to $21,555 as of December 31, 2010. No specific reserves have been allocated against these loans as of March 31, 2011. The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

The Company categorized its non-homogeneous loans into risk categories based on relevant information about the ability of borrowers to service their debt such as, among other factors: current financial information; historical payment experience; credit documentation; public information; and current economic trends. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes certain non-homogeneous loans, such as commercial, commercial real estate and construction and development loans. This analysis is done annually on a loan by loan basis. The Company uses the following definitions for classified risk ratings:

Substandard: Loans designated as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The risk categories of loans were as follows:

	Classified	Pass	Total
March 31, 2011
Commercial	$53,378	$202,601	$255,979
Commercial real estate	7,269	256,515	263,784
Construction and development	74,450	62,908	137,358
Total	$135,097	$522,024	$657,121

December 31, 2010
Commercial	$56,323	$197,423	$253,746
Commercial real estate	15,970	256,886	272,856
Construction and development	77,350	61,609	138,959
Total	$149,643	$515,918	$665,561

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company evaluates credit quality based on the payment and aging status of the loan. Payment status is reviewed on a daily basis by the Bank’s collection department and on a monthly basis with respect to determining adequacy of the allowance for loan losses.

Note 4 - Other Real Estate Owned

Activity in other real estate owned was as follows:

	March 31, 2011	December 31, 2010
Balance, beginning of year	$20,479	$25,994
Acquired through loan foreclosure	6,819	7,502
Reductions due to sales	(1,013)	(7,480)
Write-downs	(147)	(5,537)
Balance, period-end	$26,138	$20,479

Note 5 - Financial Instruments with Off-Balance Sheet Risk

Unused lines of credit and other commitments to extend credit not reflected in the financial statements are as follows:

	March 31, 2011			December 31, 2010
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commercial loans and lines of credit	$2,348	$113,120	$115,468	$821	$117,484	$118,305
Check credit lines of credit	934	—	934	919	—	919
Mortgage loans	4,850	—	4,850	5,141	—	5,141
Home equity lines of credit	1,500	134,878	136,378	654	135,767	136,421
Letters of credit	—	10,567	10,567	—	11,814	11,814
Credit card lines of credit	—	37,724	37,724	—	37,483	37,483
Total	$9,632	$296,289	$305,921	$7,535	$302,548	$310,083

Fixed rate commercial loan commitments and lines of credit at March 31, 2011 had interest rates ranging from 3.8% to 7.3% with terms ranging from 4 months to 4 years. Fixed rate mortgage loan commitments at March 31, 2011 had interest rates ranging from 4.4% to 5.3% with terms ranging from 15 to 30 years. Fixed rate home equity lines of credit at March 31, 2011 had interest rates ranging from 3.0% to 7.0% with terms ranging from 1 to 5 years. Fixed rate check credit lines of credit at March 31, 2011 had interest rates of 18.0%.

Note 6 - Common Stock in ESOP Subject to Contingent Repurchase Obligation

At March 31, 2011 and December 31, 2010, the Employee Stock Ownership Plan (the “ESOP”) held 90,607 and 90,775 shares of West Suburban common stock, respectively. Upon termination of their employment, participants who elect to receive their benefit distributions in the form of West Suburban common stock may request the Company to purchase, when the Company is legally permitted to purchase its common stock, the common stock distributed at fair market value during two 60-day periods. The first purchase period begins on the date the benefit is distributed and the second purchase period begins on the first anniversary of the distribution date. This contingent repurchase obligation is reflected in the Company’s financial statements as “Common stock in ESOP subject to contingent repurchase obligation” and reduces shareholders’ equity by an amount that represents the independently appraised fair market value of all West Suburban common stock held by the ESOP and allocated to participants, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares.

Note 7 - New Accounting Pronouncements

Adoption of New Accounting Standards

In January 2010, the FASB issued guidance requiring increased fair value disclosures.  There are two components to the increased disclosure requirements set forth in the update:  (1) a description of, as well as the disclosure of, the dollar amount of transfers in and out of Level 1 and Level 2 and the reasons for the transfers and (2) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, gross amounts shall be disclosed as opposed to a single net figure). Increased disclosures regarding the transfers in/out of Level 1 and Level 2 were required for interim and annual periods beginning after December 15, 2009.  Increased disclosures regarding the Level 3 fair value reconciliation are required for fiscal years beginning after December 15, 2010.  The adoption of this guidance did not have an impact on the Company.

In July 2010, the FASB updated disclosure requirements with respect to the credit quality of financing receivables and the allowance for credit losses.  According to the guidance, there are two levels of detail at which credit information must be presented - the portfolio segment level and class level.  The portfolio segment level is defined as the level where financing receivables are aggregated in developing a company’s systematic method for calculating its allowance for credit losses.  The class level is the second level at which credit information will be presented and represents the categorization of financing related receivables at a slightly less aggregated level than the portfolio segment level.  Companies are now required to provide the following disclosures as a result of this update: a rollforward of the allowance for credit losses at the portfolio segment level with the ending balances further categorized according to impairment method along with the balance reported in the related financing receivables at period-end; additional disclosure of nonaccrual and impaired financing receivables by class as of period-end; credit quality and past due/aging information by class as of period end; information surrounding the nature and extent of loan modifications and troubled debt restructurings and their effect on the allowance for credit losses during the period; and detail of any significant purchases or sales of financing receivables during the period.  The increased period-end disclosure requirements became effective for periods ending on or after December 15, 2010, with the exception of the additional disclosures surrounding troubled debt restructurings, which were deferred in December 2010 in order to correspond to the expected clarification guidance to be issued with respect to troubled debt restructurings.  This expected clarification guidance was issued in April 2011, thus, the additional disclosures surrounding troubled debt restructurings will be required for annual and interim reporting periods beginning on or after June 15, 2011.  The increased disclosures for activity within a reporting period became effective for periods beginning on or after December 15, 2010.  The provisions of this update expanded the Company’s current disclosures with respect to the credit quality of the Company’s financing receivables in addition to the Company’s allowance for loan losses.

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

The eligible retirement age under the plan is age 62 and the plan is unfunded. Net postretirement benefit costs are summarized in the following table:

	Three Months Ended
	March 31,
	2011	2010
Service cost	$8	$9
Interest cost	14	15
Amortization of prior service cost	5	5
Recognized net actuarial gain	6	5
Net periodic benefit cost	$33	$34

Note 9 - Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and in Illinois. With certain exceptions, the Company is no longer subject to examination by the U.S. federal tax authorities or by Illinois tax authorities for years prior to 2007.

Income tax expense increased $.8 million for the first three months of 2011 compared to the first three months of 2010. The effective tax rates for the first three months of 2011 and 2010 were 30.5% and 19.0%, respectively. The increase was due to the higher pre-tax net income and its impact on the ratio of pre-tax net income to permanent items. Additionally, a higher blended tax rate in 2011 as compared to 2010 due to the increase in the State of Illinois tax rate also had the effect of increasing the effective tax rate.

Net deferred tax assets are included in accrued interest and other assets. No valuation allowance was considered necessary for net deferred tax assets at March 31, 2011 or December 31, 2010. The Company had net deferred tax assets of $21.2 million and $19.2 million as of March 31, 2011 and December 31, 2010, respectively.

Note 10 - Fair Value of Financial Instruments

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

Level 2 — Significant observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Securities:  The fair value of securities is determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair value is calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair value is calculated using discounted cash flows or other market indicators (Level 3). At March 31, 2011 and December 31, 2010, the Company did not have any securities where the fair value was determined using Level 3 inputs. There were no transfers between Level 1 and Level 2 during the first three months of 2011 and 2010.

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

Other Real Estate Owned:  Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

Assets and liabilities measured at fair value on a recurring basis and a non-recurring basis are as follows:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2011 Recurring basis
U.S. Treasuries	$91,279	$91,279	$—	$—
U.S. government sponsored enterprises	97,961	—	97,961	—
Mortgage-backed: residential	262,381	—	262,381	—
State and political subdivisions	12,772	—	12,772	—
Corporate	10,259	—	10,259	—
Total securities available for sale	$474,652	$91,279	$383,373	$—

December 31, 2010 Recurring basis
U.S. Treasuries	$91,156	$91,156	$—	$—
U.S. government sponsored enterprises	98,144	—	98,144	—
Mortgage-backed: residential	307,280	—	307,280	—
State and political subdivisions	11,878	—	11,878	—
Corporate	10,108	—	10,108	—
Total securities available for sale	$518,566	$91,156	$427,410	$—

March 31, 2011 Non-recurring basis
Impaired loans:
Commercial	$3,712	$—	$—	$3,712
Commercial real estate	559	—	—	559
Construction and development	11,703	—	—	11,703
Other real estate owned:
Construction and development	11,590	—	—	11,590
Commercial real estate	984	—	—	984

December 31, 2010 Non-recurring basis
Impaired loans:
Commercial	$4,307	$—	$—	$4,307
Commercial real estate	559	—	—	559
Construction and development	16,157	—	—	16,157
Other real estate owned:
Construction and development	10,919	—	—	10,919
Commercial real estate	984	—	—	984

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $22,560 with a valuation allowance of $6,586 at March 31, 2011. At December 31, 2010, impaired loans had a carrying value of $25,895 with a valuation allowance of $4,872. Provision for loan losses made for impaired loans for the three months ended March 31, 2011 and March 31, 2010 was $1,722 and $1,535, respectively.

Other real estate owned, which are at fair value less costs to sell, had a net carrying amount of $12,574, which consisted of the outstanding balance of $16,199, net of a valuation allowance of $3,625 at March 31, 2011. Write-downs on the other real estate owned totaled $147 and $315 for the first quarter of 2011 and 2010, respectively. At

December 31, 2010, other real estate owned had a carrying amount of $11,903, which consisted of the outstanding balance of $15,528, net of a valuation allowance of $3,625.

Carrying values and estimated fair values of the Company’s financial instruments as of March 31, 2011 and December 31, 2010 are set forth in the table below:

	March 31, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents	$101,559	$101,559	$70,690	$70,690
Securities
Available for sale	474,652	474,652	518,566	518,566
Held to maturity	248,952	256,343	215,365	222,761
Federal Home Loan Bank stock	7,599	N/A	7,599	N/A
Loans, less allowance for loan losses	987,231	990,075	1,008,272	1,018,030
Accrued interest receivable	6,396	6,396	5,217	5,217

Financial liabilities
Deposits	1,774,675	1,787,159	1,778,427	1,791,761
Accrued interest payable	3,522	3,522	3,431	3,431

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

Note 11 - Capital Matters

On January 13, 2011, the Bank agreed with its regulators to maintain minimum capital ratios in excess of the minimum ratios required by applicable federal regulations. Specifically, from January 13, 2011 through March 31, 2011, the Bank agreed to maintain minimum capital ratios equal to or exceeding 7.75% for Tier 1 capital to average total assets and 12.00% for total capital to risk-weighted assets. As of March 31, 2011, the Bank was not in compliance with the heightened regulatory capital requirement for Tier 1 capital to average total assets. Effective after March 31, 2011, the Bank agreed to maintain minimum capital ratios equal to or exceeding 8.00% for Tier 1 capital to average total assets and 12.00% for total capital to risk-weighted assets. Because the Bank was not in compliance with these heightened regulatory capital requirements at March 31, 2011, and if the Bank is not in compliance with the requirements in the future, the Bank may become subject to additional regulatory actions or restrictions.

At March 31, 2011, the Bank’s Tier 1 capital to average total assets ratio was 7.54%, .21%, or $4.0 million, below the 7.75% level the Bank agreed to maintain through March 31, 2011, and .46%, or $8.8 million, below the 8.00% level the Bank agreed to maintain after March 31, 2011. At March 31, 2011, the Bank’s total capital to risk-weighted assets was 12.59%, .59% or $7.6 million above the 12.00% the Bank agreed to with the regulators.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

At the end of 2007, the United States economy experienced a downturn that has continued into 2011. During this period, the United States economy has experienced heightened unemployment, depressed home values, low levels of liquidity in the debt markets and high volatility in the equity markets. As a result of these conditions, consumer confidence and spending decreased substantially and asset values declined. Like many other financial institutions, the Company’s financial results in recent reporting periods were impacted by the continuing economic downturn.

The economic downturn has impacted the entire State of Illinois, including the Company’s primary market area, located in the western suburbs of Chicago, Illinois. According to the Bureau of Labor and Statistics, the unemployment rate in the State of Illinois at March 31, 2011, was 8.8%. High levels of unemployment have adversely impacted the ability of certain of the Company’s borrowers to meet their ongoing debt obligations. In addition, real estate demand in the Company’s market area remains weak, resulting in declines in the values of the real estate serving as collateral for certain of the Company’s loans.

As a result of the economic downturn in the national and local economies and depressed real estate values, management has focused its attention primarily on improving the performance of the Bank’s loan portfolio. The deterioration in the Bank’s loan portfolio has forced the Bank to increase its allowance for loan losses to absorb additional losses in the loan portfolio. The Bank’s Board of Directors reviews the level of its allowance for loan losses on a monthly basis. The Board responds as promptly as practical to new developments in the Bank’s loan portfolio, but it often takes time to implement appropriate changes to the Bank’s allowance. Although management has increased the Bank’s allowance for loan losses in response to increasing levels of nonaccrual loans and believes that the allowance for loan losses is a reasonable estimate for probable incurred losses in the loan portfolio, future loan losses in excess of the allowance for loan losses would adversely affect the Bank’s financial condition and results of operations. In addition, as a result of increasing levels of foreclosures, the Bank’s other real estate owned portfolio has remained at a high level in 2011 compared to historical periods, further decreasing the Bank’s interest income. Management believes that the level of the Bank’s other real estate owned portfolio will remain at a high level throughout 2011 and may increase. Management has had to focus additional time and effort on selling these properties, and the Bank has incurred significant costs in connection with maintaining the properties, including real estate taxes, management fees and insurance costs. Management continues to aggressively pursue sales of the foreclosed assets in the Bank’s portfolio, but due to weak real estate demand in the Bank’s market area, management is not able to dispose of these properties as promptly as desired.

During this difficult economic period the Bank has seen low levels of quality demand for credit. Although concerns over the credit quality in the Bank’s loan portfolio exist, the Bank continues to be willing to make loans to qualified applicants that meet its traditional, prudent lending standards, which have not changed.

In response to the economic downturn, the Federal Reserve has maintained interest rates at historically low levels and has used various forms of monetary policy in an attempt to drive down long-term interest rates. The presence of these historically low interest rates has created net interest challenges for the banking industry in general and the Bank in particular. This interest rate environment has resulted in low-yielding investment opportunities, adding to the downward pressure on the Bank’s interest income. Because management believes that interest rates will increase over the next few years, management has been focused on investments for the Bank’s securities portfolio that are expected to retain their value in a rising rate environment. Specifically, the Bank has invested in mortgage-backed securities issued by U.S. government sponsored enterprises with average maturities of less than five years. In addition, movements in general market interest rates are a key element in changes in the Bank’s interest rate margin, and management expects the interest rate environment to remain at historically low levels throughout 2011.

On January 13, 2011, the Bank agreed with its regulators to maintain minimum capital ratios in excess of the minimum ratios required by applicable federal regulations. Specifically, from January 13, 2011 through March 31, 2011, the Bank agreed to maintain minimum capital ratios equal to or exceeding 7.75% for Tier 1 capital to average total assets and 12.00% for total capital to risk-weighted assets. As of March 31, 2011, the Bank was not in compliance with the heightened regulatory capital requirement for Tier 1 capital to average total assets. Effective after March 31, 2011, the Bank agreed to maintain minimum capital ratios equal to or exceeding 8.00% for Tier 1 capital to average total assets and 12.00% for total capital to risk-weighted assets. Because the Bank was not in compliance with these heightened regulatory capital requirements at March 31, 2011, and if the Bank is not in compliance with the requirements in the future, the Bank may become subject to additional regulatory actions or restrictions.

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

In management’s view, the accounting policies that are critical to the Company are those relating to estimates, assumptions and judgments regarding the determination of the adequacy of the allowance for loan losses, the Company’s federal and state income tax obligations, the determination of the fair value of certain of the Company’s investment securities and the carrying value of other real estate owned.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio. The allowance is increased by a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan has been established. Subsequent recoveries, if any, are credited to the allowance. The allowance consists of specific and general components. The specific component relates to specific loans that are individually classified as impaired. The allowance for loan losses is evaluated monthly based on management’s periodic review of loan collectibility in light of historical loan loss experience, the nature and volume of the loan portfolio, information about specific borrower situations and estimated collateral values and prevailing economic conditions. Although allocations of the allowance may be made for specific loans, the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Management’s evaluation of loan collectibility is inherently subjective as it requires estimates that are subject to significant revision as more information becomes available or as relevant circumstances change.

The Company evaluates commercial, commercial real estate and construction and development loans monthly for impairment. A loan is considered impaired when, based on current information and events, full payment under the loan terms is not expected. Loans for which the terms have been modified and for which the borrower is experiencing financial difficulties are considered troubled debt restructurings and classified as impaired. Impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the loan’s collateral, if repayment of the loan is collateral dependent. A valuation allowance is maintained for the amount of impairment. Generally, loans 90 days or more past due and loans classified as nonaccrual status are considered for impairment. Impairment is considered on an entire category basis for smaller-balance loans of similar nature such as residential real estate and consumer loans, and on an individual basis for other loans. In general, consumer and credit card loans are charged-off no later than 120 days after a consumer or credit card loan becomes past due.

The general component covers pools of other loans not classified as impaired and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on a rolling one year net charge-off history. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These factors include consideration of the following: levels and trends in past dues; trends in charge-offs and recoveries; trends in volume and terms of loans; effects of collateral deterioration; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff; national and local economic trends; and trends in impaired loans including impaired loans, without specific allowance for loan losses. The following loan portfolio segments have been identified: commercial, commercial real estate, construction and development, residential and consumer and other.

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

Temporary Decline in Fair Value of Securities. The Company evaluates its debt and equity securities for OTTI under FASB guidance “Investments in Debt and Equity Securities.” The guidance applies to debt securities, as well as equity securities not accounted for under the equity method (i.e., cost method investments), unless the investments are subject to other accounting guidance, such as FASB guidance “Beneficial Interest in Securitized Financial Assets.” Investments in securitized structures such as collateralized mortgage obligations and collateralized debt obligations that are not high quality investment grade securities upon acquisition are subject to this guidance. High quality investment grade securities are defined as securities with an investment grade of “AA” or higher.

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

Other Real Estate Owned. Assets acquired through or instead of loan foreclosure are initially recorded at fair value less anticipated costs to sell when acquired, establishing a new basis. If fair value declines subsequent to acquisition, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed as incurred.

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

At March 31, 2011 and December 31, 2010, the ESOP held 90,607 and 90,775 shares of West Suburban common stock, respectively. Upon termination of their employment, participants who elect to receive their benefit distributions in the form of West Suburban common stock may request the Company to purchase, when the Company is legally permitted to purchase its common stock, the common stock distributed at fair value. A more detailed discussion concerning this obligation is presented in Note 6 to the Company’s Condensed Consolidated Financial Statements included in this report. At March 31, 2011 and December 31, 2010, this contingent repurchase obligation reduced shareholders’ equity by $27.3 million and $29.9 million, respectively.

Balance Sheet Analysis

Total Assets. Total consolidated assets at March 31, 2011 remained flat as compared to December 31, 2010. Increases in cash and cash equivalents and other real estate owned were generally offset by decreases in the securities and loan portfolios.

Cash and Cash Equivalents. Cash and cash equivalents at March 31, 2011 increased 43.7% from December 31, 2010, due to an increase in cash and due from banks.

Securities. The Company’s securities portfolio decreased 1.4% during the first three months of 2011, primarily due to sales of securities available for sale of $34.2 million during the first three months of 2011 for a gain of $1.1 million. These sales consisted primarily of mortgage backed: residential securities. The Company manages its securities portfolio to maximize the return on invested funds within acceptable risk guidelines, to meet pledging and liquidity requirements, and to adjust balance sheet interest rate sensitivity in an effort to insulate net interest income against the impact of interest rate changes. The Company will continue to monitor its level of available for sale and held to maturity securities and will classify new securities purchased in the appropriate category at the time of purchase. At March 31, 2011, the Company’s accumulated comprehensive income due to unrealized gains and losses on securities available for sale was $.2 million compared to $.6 million at December 31, 2010.

Loans. Total loans outstanding at March 31, 2011 decreased 1.8% from December 31, 2010, primarily due to decreases in the home equity and commercial real estate loan portfolios. The decrease in the home equity loan portfolio was primarily due to payoffs resulting from refinancing activity, as well as a decrease in home equity loan originations. The decrease in the commercial real estate loan portfolio was primarily due to the transferring of properties to other real estate owned and the payoff or reduction of loan balances.

Balances in the Company’s loans are summarized in the following table (dollars in thousands):

	March 31, 2011	December 31, 2010
Commercial	$255,979	$253,746
Commercial real estate	263,784	272,856
Construction and development	137,358	138,959
Residential real estate:
Mortgage	150,502	150,248
Home equity	196,740	206,191
Consumer and other	13,080	14,344
Total	1,017,443	1,036,344
Allowance for loan losses	(30,212)	(28,072)
Loans, net	$987,231	$1,008,272

The Bank does not originate, and it has no current plans to originate, subprime, alt-A, no documentation or stated income loans.  Although there is no industry standard definition of “subprime loans,” the Bank may, at some point after origination, categorize certain loans as subprime for its purposes based on a set of factors that management believes are consistent with industry practice and are indicators of credit quality, relating to, among other things, credit ratings, ratios of debt to income or assets, ratios of loan to value and loan amounts.

Although the Bank held approximately $17 million of residential mortgage loans purchased from third party originators as of March 31, 2011, the Bank has not purchased any loans since August 2008. The Bank’s general policy is to originate or purchase only residential mortgage loans that conform to the underwriting standards of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.

Allowance for Loan Losses and Asset Quality. The level of the allowance for loan losses is determined by evaluating the general allowance, which is allocated to pools of loans, as well as the specific allowance allocated to impaired loans. The Company utilizes a matrix which tracks changes in various factors that management has determined to have direct effects on the performance of the loan portfolio. These factors include consideration of the following: levels and trends in past dues; trends in charge-offs and recoveries; trends in volume and terms of loans; effects of collateral deterioration; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff; national and local economic trends; and trends in impaired loans including impaired loans without specific allowance for loan losses. The matrix assigns factors to each loan category which is used to determine the amount of the general allowance. The specific allowance allocated to impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the loan’s collateral, if repayment of the loan is collateral dependent. A loan is considered impaired when, based on current information and events, full payment under the loan terms is not expected. Loans for which the terms have been modified and for which the borrower is experiencing financial difficulties are considered troubled debt restructurings and classified as impaired.

At March 31, 2011, the allowance for loan losses was $30.2 million, compared to $28.1 million at December 31, 2010. The increase in the allowance for loan losses was due to an increase in the specific allowance allocated to impaired loans. The $1.7 million net increase in the specific allowance primarily consisted of a $2.1 million increase in the specific reserve for one impaired loan relationship, offset by charge-offs specifically allocated as of December 31, 2010. The $2.1 million increase in the specific reserve was due to management’s ongoing negotiations to reduce the credit exposure to the Company on one impaired construction and development loan relationship. These negotiations were resolved and the Company entered into a definitive agreement with the borrower at the end of the first quarter of 2011. Net loan charge-offs were $.9 million and $1.1 million for the three months ended March 31, 2011 and 2010, respectively. Nonperforming loans (nonaccrual and loan past due 90 days or more still on accrual) increased to $105.6 million at March 31, 2011 from $80.5 million at December 31, 2010. This increase was due to an existing impaired loan relationship in the amount of $25.5 million being classified as nonaccrual during the first quarter of 2011.

Impaired loans totaled $126.2 million at March 31, 2011 as compared to $135.0 million at December 31, 2010. The allowance for loan losses allocated to impaired loans totaled $6.6 million at March 31, 2011 as compared to $4.9 million at December 31, 2010. The relatively low specific reserves on impaired loans is a result of the majority of the impaired loans being sufficiently collateralized and due to the Company recording partial charge-offs on impaired loans.

The general reserve as a percent of non-impaired loans was 2.7% at March 31, 2011, as compared to 2.6% at December 31, 2010. The increase in the general reserve as a percent of loans is consistent with the change in the actual historical loss history, management’s review of internal classified loans, management’s expectation of overall economic conditions in the areas in which the Company operates, management’s expected losses with the overall level of real estate loans and management’s expectations of future collateral values within the Company’s portfolio.

The Company’s ratio of nonperforming loans to total loans was 10.4% at March 31, 2011 and 7.8% at December 31, 2010. Consistent with the increase in nonaccrual loans discussed above, the ratio of nonperforming assets (nonperforming loans and other real estate owned) to total assets increased to 6.7% at March 31, 2011 from 5.1% at December 31, 2010.

The ratio of the allowance for loan losses to total loans was 3.0% at March 31, 2011 and 2.7% December 31, 2010. The following table presents an analysis of the Company’s nonperforming loans and other real estate owned as of the dates indicated (dollars in thousands):

	March 31, 2011	December 31, 2010
Loans past due 90 days or more still on accrual	$618	$191
Nonaccrual loans	104,935	80,344
Total nonperforming loans	$105,553	$80,535
Nonperforming loans as a percent of total loans	10.4%	7.8%
Allowance for loan losses as a percent of nonperforming loans	28.6%	34.9%
Other real estate owned	$26,138	$20,479
Nonperforming assets as a percent of total assets	6.7%	5.1%

The following table presents an analysis of the Company’s allowance for loan losses for the periods stated (dollars in thousands):

	2011	2010
	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Provision - quarter	$3,000	$10,300	$2,875	$3,175	$2,375
Provision - year to date	3,000	18,725	8,425	5,550	2,375
Net charge-offs - quarter	860	11,222	2,602	1,619	1,132
Net charge-offs - year to date	860	16,575	5,353	2,751	1,132
Allowance at period end	30,212	28,072	28,994	28,721	27,165
Allowance at period end to total loans	3.0%	2.7%	2.6%	2.5%	2.3%

Other Real Estate Owned. At March 31, 2011, the Company had $26.1 million in other real estate owned, compared to $20.5 million at December 31, 2010. During the first three months of 2011, the Company acquired properties with an aggregate carrying value of $6.8 million, and the Company sold properties with an aggregate carrying value of $1.0 million. These sales produced a net gain of $.2 million. On a monthly basis, the Company evaluates the carrying value of all other real estate owned properties and takes write-downs on these properties as necessary. During the first three months of 2011, the Company recorded aggregate write-downs of $.1 million due to the continued decline in real estate values. The Company is actively marketing the properties it holds in its other real estate owned portfolio in a continuing effort to reduce the size of this portfolio.

Deposits. Total deposits at March 31, 2011 decreased .2% from December 31, 2010, due to decreased balances in time deposits and demand-noninterest-bearing deposits. The Company experienced increased balances in all other non-maturity deposits. Management believes that due to the current state of the economy, some customers have migrated from non-liquid time deposits to more liquid deposit products such as money market checking and savings. In general, management promotes the Company’s deposit products when it believes appropriate and prices its products in a manner intended to retain the Company’s current customers while maintaining an acceptable net interest margin. The Company currently holds $29.4 million of deposits related to balances on cards issued by the Bank’s former prepaid solutions group. The Bank plans to terminate or wind down its issuing bank responsibilities under the prepaid card programs originated by the Bank’s former prepaid solutions group. To the extent the Bank terminates, or winds down, its issuing bank responsibilities under the prepaid card programs originated by the Bank’s former prepaid solutions group, the Bank expects to reduce the level of, and eventually cease to hold, these deposits. As of March 31, 2011, in accordance with applicable regulatory call report instructions, the Bank reported that it had no brokered deposits.

Balances in the Company’s major categories of deposits are summarized in the following table (dollars in thousands):

	March 31, 2011	December 31, 2010	Dollar Change	Percent Change
Demand-noninterest-bearing	$139,601	$152,064	$(12,463)	(8.2)%
Prepaid solutions card deposits	29,395	29,161	234	0.8%
NOW	349,489	349,246	243	0.1%
Money market checking	430,742	422,465	8,277	2.0%
Savings	366,251	346,539	19,712	5.7%
Time deposits
Less than $100,000	335,722	348,930	(13,208)	(3.8)%
$100,000 and greater	123,475	130,022	(6,547)	(5.0)%
Total	$1,774,675	$1,778,427	$(3,752)	(0.2)%

Prepaid Solutions Cards. Outstanding balances on prepaid solutions cards, which represent the total of prepaid solutions card deposits and prepaid solutions card liabilities, increased 3.2% at March 31, 2011 from December 31, 2010. On December 4, 2009, the Company sold its prepaid solutions card division. The Bank remains the card issuing bank under the card programs transferred, although the Bank plans to terminate or wind down such responsibilities. The outstanding balances on prepaid solutions cards will remain on the Company’s balance sheet for a period of time, however, the Company will no longer record the income and expense associated with the prepaid solutions cards.

CAPITAL RESOURCES

Shareholders’ equity at March 31, 2011 increased 4.0% from December 31, 2010. The increase resulted from net income of $2.8 million and a decrease in the amount reclassified on ESOP shares of $2.6 million, partially offset by a decrease in accumulated other comprehensive (loss) income of $.4 million.

Banking regulations require the Company and the Bank to maintain minimum capital amounts and ratios. Regulatory capital requirements call for a minimum total risk-based capital ratio of 8% for each of the Company and the Bank, a minimum Tier 1 risk-based capital ratio of 4% for each of the Company and the Bank and a minimum leverage ratio (3% for the most highly rated banks and bank holding companies that do not expect significant growth; all other institutions are required to maintain a minimum leverage capital ratio of 4% to 5% depending on their particular circumstances and risk and growth profiles) for each of the Company and the Bank. Bank holding companies and their subsidiaries are generally expected to operate at or above the minimum capital requirements.

On January 13, 2011, the Bank agreed with its regulators to maintain minimum capital ratios in excess of the minimum ratios required by applicable federal regulations. Specifically, from January 13, 2011 through March 31, 2011, the Bank agreed to maintain minimum capital ratios equal to or exceeding 7.75% for Tier 1 capital to average total assets and 12.00% for total capital to risk-weighted assets. As of March 31, 2011, the Bank was not in compliance with the heightened regulatory capital requirement for Tier 1 capital to average total assets. Effective after March 31, 2011, the Bank agreed to maintain minimum capital ratios equal to or exceeding 8.00% for Tier 1 capital to average total assets and 12.00% for total capital to risk-weighted assets. Because the Bank was not in compliance with these heightened regulatory capital requirements at March 31, 2011, and if the Bank is not in compliance with the requirements in the future, the Bank may become subject to additional regulatory actions or restrictions.

At March 31, 2011, the Bank’s Tier 1 capital to average total assets ratio was 7.54%, .21%, or $4.0 million, below the 7.75% level the Bank agreed to maintain through March 31, 2011, and .46%, or $8.8 million, below the 8.00% level the Bank agreed to maintain after March 31, 2011. At March 31, 2011, the Bank’s total capital to risk-weighted assets was 12.59%, .59% or $7.6 million above the 12.00% the Bank agreed to with the regulators.

As of March 31, 2011 and December 31, 2010, the Bank exceeded the minimum capital ratios required for it to qualify as “well-capitalized” under the regulatory framework for prompt corrective action. There were no conditions or events since March 31, 2011 that management believes would result in a change of the Bank being considered “well-capitalized.”

Management has taken, and has the ability to continue to take, various steps to preserve and increase capital and strengthen the capital ratios of the Bank. These steps include the following, among others:

•   The Bank intends to continue the suspension of dividends to West Suburban.

•   The Bank intends to reduce its assets, including through normal run-offs of deposits and by ceasing to hold deposits on most prepaid solutions cards.

•   West Suburban has applied to participate in the U.S. Treasury’s Small Business Lending Fund, a program established by the U.S. Treasury for community banks, which will provide eligible institutions with between $1 billion and $10 billion in assets with Tier 1 capital of up to 3% of the institutions’ risk-weighted assets. There is no assurance that West Suburban will be accepted to participate in the program or that it will elect to participate if it is accepted.

•   West Suburban has the ability to inject capital into the Bank as West Suburban had $3.7 million in cash on hand at March 31, 2011.

The Bank also has agreed not to pay dividends to West Suburban without obtaining prior approval of its bank regulators. In addition, West Suburban’s Board of Directors has resolved to obtain regulatory approval prior to paying dividends or redeeming West Suburban common stock in order to preserve capital and maintain the Company’s financial strength given the economic environment and its impact on the Company.

On a consolidated basis, West Suburban also exceeded minimum regulatory capital requirements. In accordance with applicable regulations, the appraised fair market value of West Suburban common stock owned by the ESOP is included in Tier 1 capital.

The following table sets forth the actual and minimum capital ratios of the Company and the Bank as of the dates indicated (dollars in thousands):

	Actual		Minimum To Be Well- Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
As of March 31, 2011
Total capital (to risk weighted assets)
Company	$165,898	12.85%	N/A	N/A	N/A
Bank (1)	162,407	12.59%	$129,018	10.00%	$33,389
Tier 1 capital (to risk weighted assets)
Company	149,589	11.59%	N/A	N/A	N/A
Bank	146,106	11.32%	77,411	6.00%	68,695
Tier 1 capital (to average assets)
Company	149,589	7.72%	N/A	N/A	N/A
Bank (1)	146,106	7.54%	96,833	5.00%	49,273

As of December 31, 2010
Total capital (to risk weighted assets)
Company	$171,452	12.99%	N/A	N/A	N/A
Bank (1)	160,089	12.22%	$130,993	10.00%	$29,096
Tier 1 capital (to risk weighted assets)
Company	154,808	11.73%	N/A	N/A	N/A
Bank	143,570	10.96%	78,596	6.00%	64,974
Tier 1 capital (to average assets)
Company	154,808	7.93%	N/A	N/A	N/A
Bank (1)	143,570	7.39%	97,124	5.00%	46,446

(1)   The Bank has agreed to maintain minimum Tier 1 capital to average assets of 7.75% through March 31, 2011 and 8.00% effective after March 31, 2011 and minimum total capital to risk-weighted assets of 12.00%.

LIQUIDITY

Effective liquidity management ensures the availability of funding sources at minimum cost to meet fluctuating deposit balances, loan demand needs and to take advantage of earnings enhancement opportunities. A large, stable core deposit base and a strong capital position are the solid foundation of the Company’s liquidity position. Liquidity is enhanced by a securities portfolio structured to provide liquidity as needed. The Company also maintains relationships with correspondent banks to purchase federal funds subject to underwriting and collateral requirements. Additionally, subject to credit underwriting, collateral, capital stock, and other requirements of the Federal Home Loan Bank of Chicago (the “FHLB”), the Company is able to borrow from the FHLB on a “same day” basis. As of March 31, 2011, the Company could have borrowed up to approximately $152 million from the FHLB secured by certain of its real estate loans and securities. Furthermore, the Company has agreements in place to borrow up to $15 million in federal funds. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity and maturity schedules of interest-earning assets and interest-bearing liabilities.

Generally, the Company uses cash and cash equivalents to meet its liquidity needs. If the Company’s cash and cash equivalents are not sufficient to meet its liquidity needs, the Company would access the federal funds available for a short period of time. If longer term liquidity is needed, the Company would meet those needs using securities available for sale. As of March 31, 2011 and December 31, 2010, cash and cash equivalents together with securities available for sale collectively represented 29.3% and 30.0% of total assets, respectively.

During the first three months of 2011, the Company’s cash and cash equivalents increased $30.9 million; net cash provided by operating activities was $6.2 million; net cash provided by investing activities was $27.4 million and; net cash used in financing activities was $2.8 million.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Net Income. The Company’s net income increased $1.2 million to $2.8 million for the first three months of 2011 compared to $1.6 million for the first three months of 2010. This increase resulted primarily from an increase in total noninterest income of $1.6 million. Additionally, net interest income increased $.3 million and total noninterest expense decreased $.8 million. These increases to net interest income and decreases in total noninterest expense were partially offset by increases to the provision for loan losses and income tax expense of $.6 million and $.8 million, respectively.

Net Interest Income.  Net interest income (on a fully tax-equivalent basis) increased 2.9% for the first three months of 2011 compared to the first three months of 2010. Net interest income is the primary source of income for the Company. Net interest income is the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by changes in volume and yield on interest-earning assets and interest-bearing liabilities. Interest-earning assets consist of federal funds sold, securities and loans. Interest-bearing liabilities primarily consist of deposits. The net interest margin is the percentage of tax-equivalent net interest income to average earning assets. The Company’s net interest margin (on a fully tax-equivalent basis) was 3.5% and 3.4% for the three-month periods ended March 31, 2011 and 2010, respectively.

Total interest income (on a tax-equivalent basis) decreased 8.8% for the first three months of 2011 compared to the first three months of 2010, primarily due to decreasing yields in the Company’s securities portfolio. Securities average balances increased 49.6% for the first three months of 2011 and the average yield on the securities portfolio decreased 59 basis points. Average loan balances decreased 16.3% for the first three months of 2011 and the average yield on the loan portfolio decreased 14 basis points.

Total interest expense decreased 39.7% for the first three months of 2011 compared to the first three months of 2010. Lower interest on deposits, resulting from lower yields on interest-bearing deposits, accounted for most of the decrease. The average yield on interest-bearing deposits decreased 53 basis points to .8% at March 31, 2011, from 1.4% at March 31, 2010. Approximately 59% of time deposits are scheduled to mature within one year.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities (on a fully tax-equivalent basis) for the first three months ended March 31, 2011 as compared to the same period in 2010 (dollars in thousands):

	Change due to		Total
	Volume	Rate	Change
Interest Income
Federal funds sold	$(380)	$336	$(44)
Securities	1,824	(704)	1,120
Loans	(2,404)	(392)	(2,796)
Total interest income	(960)	(760)	(1,720)
Interest Expense
Interest-bearing deposits	(72)	(2,061)	(2,133)
Total interest expense	(72)	(2,061)	(2,133)
Net interest income	$(888)	$1,301	$413

The following table presents an analysis of the Company’s year-to-date average interest-earning assets, demand-noninterest-bearing deposits and interest-bearing liabilities as of the dates indicated (dollars in thousands):

	2011	2010
	March 31	December 31	September 30	June 30	March 31
Federal funds sold	$205	$22,517	$29,962	$45,061	$78,227
Securities	728,045	582,753	564,574	545,377	486,596
Loans	958,013	1,094,309	1,119,951	1,131,278	1,144,915
Total interest-earning assets	$1,686,263	$1,699,579	$1,714,487	$1,721,716	$1,709,738

Demand-noninterest-bearing deposits	$172,582	$163,906	$159,714	$157,093	$154,976
Interest-bearing deposits	1,593,572	1,612,782	1,620,743	1,624,952	1,608,878
Total deposits	$1,766,154	$1,776,688	$1,780,457	$1,782,045	$1,763,854
Total interest-bearing liabilities	$1,602,019	$1,620,067	$1,620,743	$1,624,952	$1,608,878

Provision for Loan Losses.  A provision for loan loss is recorded when the Company’s evaluation of the general and specific reserve categories of the allowance for loan loss are not deemed sufficient to absorb probable incurred credit losses in the loan portfolio. Provision for loan losses increased $.6 million for the first three months of 2011 compared to the first three months of 2010. A more detailed discussion of the allowance for loan losses is presented in the Allowance for Loan Losses and Asset Quality section of this report.

Noninterest Income.  Total noninterest income increased 49.8% for the first three months of 2011 compared to the first three months of 2010. The Company recorded $1.1 million in gains on sales of investment securities. Service fees on deposit accounts decreased $.3 million primarily due to decreased fees associated with the overdraft honor program. The Company recorded Bank-owned life insurance income of $.5 million for the first three months of 2011 compared to $.4 million for the first three months of 2010. This increase was due to an increase in the market value of the underlying investments with specific account assets. Other income increased $.6 million primarily due to increased gains on sales of other real estate owned and income related to a settlement.

Noninterest Expense.  Total noninterest expense decreased 6.2% for the first three months of 2011 compared to the first three months of 2010. Furniture and equipment expense decreased $.2 million primarily due to reduced maintenance equipment expense.  Loan administration expense decreased $.4 million due to higher expenses incurred in the 2010 period for real estate tax payments on collateral securing nonaccrual commercial, commercial real estate and construction and development loans. Additionally, the Company incurred reduced expenses in the 2010 period in connection with the collection of lease payments from a nonaccrual commercial loan. Other real estate owned expense decreased $.1 million primarily due to reduced write-downs during the 2011 period.

Income Taxes. Income tax expense increased $.8 million for the first three months of 2011 compared to the first three months of 2010. The effective tax rates for the first three months of 2011 and 2010 were 30.5% and 19.0%, respectively. The increase was due to the higher pre-tax net income and its impact on the ratio of pre-tax net income to permanent items.  Additionally, a higher blended tax rate in 2011 as compared to 2010 due to the increase in the State of Illinois tax rate also had the effect of increasing the effective tax rate.

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

Presented below are the Company’s projected changes in net interest income over a twelve-month horizon for the various rate shock levels as of the periods indicated (dollars in thousands):

March 31, 2011	Amount	Dollar Change	Percent Change
+200 basis points	$55,605	$(3,140)	(5.3)%
+100 basis points	56,784	(1,961)	(3.3)%
Base	58,745	—	—
-100 basis points	53,918	(4,827)	(8.2)%
-200 basis points	48,942	(9,803)	(16.7)%

December 31, 2010	Amount	Dollar Change	Percent Change
+200 basis points	$56,061	$(3,246)	(5.5)%
+100 basis points	56,799	(2,508)	(4.2)%
Base	59,307	—	—
-100 basis points	53,338	(5,969)	(10.1)%
-200 basis points	49,072	(10,235)	(17.3)%

In a falling rate environment, the Company is projected to have a decrease in net interest income.  However, it is not possible for many of the Company’s deposit rates to fall 100 or 200 basis points due to their current rates already being below 100 basis points at March 31, 2011.  The target federal funds rate is currently set by the Federal Reserve at a rate between 0 and 25 basis points. As a result, a 200 basis point decline in overall rates would only have between a 0 and 25 basis point decline in both federal funds and the prime rate.  Further, other rates that are currently below 1% or 2% (e.g. U.S. Treasuries and LIBOR) would not fall below 0% with an overall 100 or 200 basis point decrease in rates. Many of the Company’s variable rate loans are set to an index tied to prime, federal funds or LIBOR, and as a result, a further decrease in rates would not have a substantial impact on loan yields. Accordingly, management believes that the analyses resulting from 100 and 200 basis point downward changes are not meaningful in light of current interest rate levels.

ITEM 4.                             CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board and Chief Executive Officer and the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2011. Based on that evaluation, the Company’s Chairman of the Board and Chief Executive Officer and the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified.

There have been no significant changes to the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.                             LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party other than ordinary course, routine litigation incidental to the Company’s business.

ITEM 1A.                    RISK FACTORS

There have been no material changes in the risk factors applicable to the Company from those disclosed in the Company’s 2010 Annual Report on Form 10-K.

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

Date: May 9, 2011
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