Form 10-Q
period 2011-06-30
WEST SUBURBAN BANCORP INC
filed 2011-08-05
CIK 805080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 5, 2011, 426,850 shares of West Suburban common stock were outstanding.

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

•            The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, taxation, insurance and monetary and financial matters, as well as any laws and regulations otherwise affecting the Company, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and other laws and regulations intended to address stresses in the U.S. and global financial markets, national security and money laundering.

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

PART I

ITEM 1.      FINANCIAL STATEMENTS

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$96,333	$70,490
Federal funds sold	200	200
Total cash and cash equivalents	96,533	70,690
Securities
Available for sale (amortized cost of $422,554 in 2011 and $517,589 in 2010)	430,041	518,566
Held to maturity (fair value of $300,583 in 2011 and $222,761 in 2010)	288,884	215,365
Federal Home Loan Bank stock	7,599	7,599
Total securities	726,524	741,530
Loans, less allowance for loan losses of $27,006 in 2011 and $28,072 in 2010	953,566	1,008,272
Bank-owned life insurance	40,106	39,511
Premises and equipment, net	44,043	42,201
Other real estate owned, net of valuation allowance	39,539	20,479
Accrued interest and other assets	31,386	38,941
Total assets	$1,931,697	$1,961,624

Liabilities and shareholders’ equity
Deposits
Demand-noninterest-bearing	$141,612	$152,064
Prepaid solutions card deposits	25,461	29,161
Interest-bearing	1,569,913	1,597,202
Total deposits	1,736,986	1,778,427
Prepaid solutions cards	12,187	8,778
Accrued interest and other liabilities	16,293	18,571

Common stock in ESOP subject to contingent repurchase obligation	26,375	29,865

Shareholders’ equity
Common stock, no par value; 15,000,000 shares authorized; 426,850 shares issued and outstanding	3,412	3,412
Surplus	35,453	35,453
Retained earnings	123,245	116,698
Accumulated other comprehensive income	4,121	285
Amount reclassified on ESOP shares	(26,375)	(29,865)
Total shareholders’ equity	139,856	125,983
Total liabilities and shareholders’ equity	$1,931,697	$1,961,624

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Dollars in thousands, except per share data)

(UNAUDITED)

	2011	2010
Interest income
Loans, including fees	$24,192	$29,656
Securities
Taxable	10,038	8,486
Exempt from federal income tax	551	730
Federal funds sold	2	54
Total interest income	34,783	38,926

Interest expense
Deposits	6,237	10,296
Total interest expense	6,237	10,296
Net interest income	28,546	28,630
Provision for loan losses	4,818	5,550
Net interest income after provision for loan losses	23,728	23,080

Noninterest income
Service fees on deposit accounts	2,091	2,659
Debit card fees	1,068	1,046
Bank-owned life insurance	519	221
Net realized gains on securities transactions	4,741	—
Other	2,668	1,999
Total noninterest income	11,087	5,925

Noninterest expense
Salaries and employee benefits	11,256	11,251
Occupancy	2,505	2,556
Furniture and equipment	2,463	2,623
FDIC assessments	2,098	2,268
Other real estate owned expense	1,536	1,142
Professional fees	922	1,192
Loan administration	843	1,362
Advertising and promotion	462	455
Other	2,858	2,316
Total noninterest expense	24,943	25,165

Income before income taxes	9,872	3,840
Income tax expense	3,325	949
Net income	$6,547	$2,891

Earnings per share	$15.34	$6.77
Average shares outstanding	426,850	426,850

Total comprehensive income	$10,383	$3,254

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

(Dollars in thousands, except per share data)

(UNAUDITED)

	2011	2010
Interest income
Loans, including fees	$12,000	$14,612
Securities
Taxable	4,946	4,611
Exempt from federal income tax	284	275
Federal funds sold	1	9
Total interest income	17,231	19,507

Interest expense
Deposits	3,002	4,928
Total interest expense	3,002	4,928
Net interest income	14,229	14,579
Provision for loan losses	1,818	3,175
Net interest income after provision for loan losses	12,411	11,404

Noninterest income
Service fees on deposit accounts	1,049	1,330
Debit card fees	550	540
Bank-owned life insurance	1	(193)
Net realized gains on securities transactions	3,642	—
Other	1,158	1,117
Total noninterest income	6,400	2,794

Noninterest expense
Salaries and employee benefits	5,500	5,302
Occupancy	1,037	1,226
Furniture and equipment	1,305	1,275
FDIC assessments	999	1,085
Professional fees	438	607
Other real estate owned expense	1,097	573
Loan administration	659	796
Advertising and promotion	259	287
Other	1,661	1,236
Total noninterest expense	12,955	12,387

Income before income taxes	5,856	1,811
Income tax expense	2,099	563
Net income	$3,757	$1,248

Earnings per share	$8.80	$2.92
Average shares outstanding	426,850	426,850

Total comprehensive income	$7,944	$2,122

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Dollars in thousands)

(UNAUDITED)

	Common Stock and Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2010	$38,865	$115,544	$3,584	$(31,230)	$126,763

Comprehensive income
Net income		2,891			2,891
Change in unrealized gains on available for sale securities, net of reclassification and tax effects			351		351
Change in post-retirement obligation, net of tax effects			12		12
Total comprehensive income					3,254
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation				(5,733)	(5,733)
Balance, June 30, 2010	$38,865	$118,435	$3,947	$(36,963)	$124,284

	Common Stock and Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2011	$38,865	$116,698	$285	$(29,865)	$125,983

Comprehensive income
Net income		6,547			6,547
Change in unrealized gains on available for sale securities, net of reclassification and tax effects			3,816		3,816
Change in post-retirement obligation, net of tax effects			20		20
Total comprehensive income					10,383
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation				3,490	3,490
Balance, June 30, 2011	$38,865	$123,245	$4,121	$(26,375)	$139,856

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Dollars in thousands)

(UNAUDITED)

	2011	2010
Cash flows from operating activities
Net income	$6,547	$2,891
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,443	1,566
Provision for loan losses	4,818	5,550
Net premium amortization of securities	880	1,100
Net realized gains on securities transactions	(4,741)	—
Earnings on bank-owned life insurance	(519)	(221)
Net (gain) loss on sales of premises and equipment	(2)	4
Net gain on sales of other real estate owned	(236)	(237)
Write down of other real estate owned	724	516
Decrease (increase) in accrued interest and other assets	4,861	(1,318)
(Decrease) increase in accrued interest and other liabilities	(2,258)	2,980
Net cash provided by operating activities	11,517	12,831
Cash flows from investing activities
Securities available for sale
Sales	114,712	—
Maturities, calls and redemptions	50,747	49,573
Purchases	(66,488)	(197,567)
Securities held to maturity
Maturities, calls and redemptions	36,806	48,372
Purchases	(110,400)	(38,324)
Net decrease in loans	3,737	32,647
Investment in bank-owned life insurance	(76)	(118)
Purchases of premises and equipment	(3,288)	(460)
Sales of premises and equipment	5	—
Sales of other real estate owned	26,603	5,885
Net cash provided by (used in) investing activities	52,358	(99,992)
Cash flows from financing activities
Net (decrease) increase in deposits	(41,441)	27,029
Net increase in prepaid solutions cards	3,409	1,825
Net cash (used in) provided by financing activities	(38,032)	28,854
Net increase (decrease) in cash and cash equivalents	25,843	(58,307)
Beginning cash and cash equivalents	70,690	148,610
Ending cash and cash equivalents	$96,533	$90,303
Supplemental disclosures
Cash paid for interest	$7,270	$10,448
Cash paid for income taxes	2,407	85
Other real estate acquired through loan foreclosures or settlements	46,151	2,170

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

Note 2 - Securities

At June 30, 2011 and December 31, 2010, the amortized cost, unrealized gains and losses and fair value of securities available for sale were as follows:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$63,435	$821	$—	$64,256
U.S. government sponsored enterprises	108,622	1,165	(21)	109,766
Mortgage-backed: residential	217,314	4,705	(9)	222,010
States and political subdivisions	18,018	508	(30)	18,496
Corporate	15,165	348	—	15,513
Total	$422,554	$7,547	$(60)	$430,041

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$92,712	$585	$(2,141)	$91,156
U.S. government sponsored enterprises	99,705	500	(2,061)	98,144
Mortgage-backed: residential	303,229	5,558	(1,507)	307,280
States and political subdivisions	11,726	183	(31)	11,878
Corporate	10,217	—	(109)	10,108
Total	$517,589	$6,826	$(5,849)	$518,566

Mortgage-backed: residential securities consist of residential mortgage-backed securities issued by U.S. government sponsored enterprises and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. Corporate securities consist of three investment grade corporate bonds.

At June 30, 2011 and December 31, 2010, the amortized cost, unrealized gains and losses and fair value of securities held to maturity were as follows:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$30,000	$1,639	$—	$31,639
U.S. government sponsored enterprises	31,639	1,089	—	32,728
Mortgage-backed: residential	188,280	8,655	(37)	196,898
States and political subdivisions	38,965	515	(162)	39,318
Total	$288,884	$11,898	$(199)	$300,583

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$9,956	$353	$—	$10,309
U.S. government sponsored enterprises	21,656	566	—	22,222
Mortgage-backed: residential	136,095	6,515	(49)	142,561
States and political subdivisions	47,658	292	(281)	47,669
Total	$215,365	$7,726	$(330)	$222,761

At June 30, 2011, the amortized cost and fair value of debt securities available for sale and held to maturity by contractual maturity were as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$350	$354	$889	$895
Due after 1 year through 5 years	73,323	74,579	51,260	52,816
Due after 5 years through 10 years	120,970	122,234	40,074	41,434
Due after 10 years	10,597	10,864	8,381	8,540
Mortgage-backed: residential	217,314	222,010	188,280	196,898
Total	$422,554	$430,041	$288,884	$300,583

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds from sales of securities available for sale totaled $114,712 during the six months ended June 30, 2011. All sales of securities for the six-month period ended June 30, 2011 resulted in gains. There were no sales of securities during the six-month period ended June 30, 2010.

Securities with a carrying value of $82,191 and $94,720 at June 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits, fiduciary activities and for other purposes required or permitted by law.

Securities with unrealized losses at June 30, 2011 and December 31, 2010 are presented below by the length of time the securities have been in a continuous unrealized loss position:

	June 30, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government sponsored enterprises	$9,874	$(21)	$—	$—	$9,874	$(21)
Mortgage-backed: residential	11,035	(46)	—	—	11,035	(46)
States and political subdivisions	6,264	(192)	—	—	6,264	(192)
Total temporarily impaired	$27,173	$(259)	$—	$—	$27,173	$(259)

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasuries	$60,937	$(2,141)	$—	$—	$60,937	$(2,141)
U.S. government sponsored enterprises	80,386	(2,061)	—	—	80,386	(2,061)
Mortgage-backed: residential	86,467	(1,507)	654	(49)	87,121	(1,556)
States and political subdivisions	5,863	(292)	1,227	(20)	7,090	(312)
Corporate	10,108	(109)	—	—	10,108	(109)
Total temporarily impaired	$243,761	$(6,110)	$1,881	$(69)	$245,642	$(6,179)

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

The majority of the unrealized losses at June 30, 2011 were in state and political subdivision securities. Because the decline in fair value on the debt securities in unrealized losses is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and management believes it is not more likely than not that the Company will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2011.

The Company held one municipal security from one issuer with a carrying value of $22,000 and $30,000 at June 30, 2011 and December 31, 2010, respectively, that was in excess of 10% of shareholders’ equity. The security was issued by a local municipality, is a general obligation bond, and is classified by the Company as held to maturity.

Note 3 - Loans

Major classifications of loans were as follows:

	June 30, 2011	December 31, 2010
Commercial	$263,384	$253,746
Commercial real estate	269,418	272,856
Construction and development	92,875	138,959
Residential real estate:
Mortgage	152,878	150,248
Home equity	190,012	206,191
Consumer and other	12,005	14,344
Total	980,572	1,036,344
Allowance for loan losses	(27,006)	(28,072)
Loans, net	$953,566	$1,008,272

The Company makes commercial, residential real estate and consumer loans primarily to customers throughout the western suburbs of Chicago. Construction and development loans are primarily made to customers engaged in the construction and development of residential real estate projects within the Company’s market area. From time to time the Company will make loans outside of its market area.

Changes in the allowance for loan losses by portfolio segment for the six months ended June 30, 2011 were as follows:

	Commercial	Commercial Real Estate	Construction and Development	Residential Real Estate	Consumer and Other	Total
Balance, beginning of year	$12,638	$4,179	$6,243	$4,308	$704	$28,072
Provision for loan losses	3,726	(889)	1,042	974	(35)	4,818
Loans charged-off	(2,986)	(85)	(1,943)	(799)	(170)	(5,983)
Recoveries	21	—	—	8	70	99
Balance, period-end	$13,399	$3,205	$5,342	$4,491	$569	$27,006

Changes in the allowance for loan losses by portfolio segment for the quarter ended June 30, 2011 were as follows:

	Commercial	Commercial Real Estate	Construction and Development	Residential Real Estate	Consumer and Other	Total
Balance, beginning of quarter	$12,868	$3,716	$8,866	$4,099	$663	$30,212
Provision for loan losses	3,175	(426)	(1,759)	905	(77)	1,818
Loans charged-off	(2,648)	(85)	(1,765)	(519)	(58)	(5,075)
Recoveries	4	—	—	6	41	51
Balance, period-end	$13,399	$3,205	$5,342	$4,491	$569	$27,006

The balance of the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method were as follows:

	Commercial	Commercial Real Estate	Construction and Development	Residential Real Estate	Consumer and Other	Total
June 30, 2011
Allowance for loan losses attributable to loans:
Individually evaluated for impairment	$1,120	$250	$190	$—	$—	$1,560
Collectively evaluated for impairment	12,279	2,955	5,152	4,491	569	25,446
Total ending allowance balance	$13,399	$3,205	$5,342	$4,491	$569	$27,006

Loans:
Individually evaluated for impairment	$35,579	$12,467	$30,043	$10,107	$—	$88,196
Collectively evaluated for impairment	227,805	256,951	62,832	332,783	12,005	892,376
Total ending loan balance	$263,384	$269,418	$92,875	$342,890	$12,005	$980,572

December 31, 2010
Allowance for loan losses attributable to loans:
Individually evaluated for impairment	$2,137	$250	$2,485	$—	$—	$4,872
Collectively evaluated for impairment	10,501	3,929	3,758	4,308	704	23,200
Total ending allowance balance	$12,638	$4,179	$6,243	$4,308	$704	$28,072

Loans:
Individually evaluated for impairment	$41,184	$14,372	$70,513	$8,937	$—	$135,006
Collectively evaluated for impairment	212,562	258,484	68,446	347,502	14,344	901,338
Total ending loan balance	$253,746	$272,856	$138,959	$356,439	$14,344	$1,036,344

Loans individually evaluated for impairment by class of loans were as follows:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
June 30, 2011
With no related allowance recorded:
Commercial	$35,791	$31,437	$—
Commercial real estate	11,658	11,658	—
Construction and development	32,127	25,740	—
Residential real estate:
Mortgage	8,795	8,620	—
Home equity	1,487	1,487	—
Consumer and other	—	—	—
With an allowance recorded:
Commercial	6,628	4,142	1,120
Commercial real estate	1,081	809	250
Construction and development	7,261	4,303	190
Residential real estate:
Mortgage	—	—	—
Home equity	—	—	—
Consumer and other	—	—	—
Total	$104,828	$88,196	$1,560

December 31, 2010
With no related allowance recorded:
Commercial	$39,142	$34,740	$—
Commercial real estate	13,563	13,563	—
Construction and development	56,737	51,871	—
Residential real estate:
Mortgage	8,224	8,164	—
Home equity	773	773	—
Consumer and other	—	—	—
With an allowance recorded:
Commercial	8,799	6,444	2,137
Commercial real estate	1,081	809	250
Construction and development	23,073	18,642	2,485
Residential real estate:
Mortgage	—	—	—
Home equity	—	—	—
Consumer and other	—	—	—
Total	$151,392	$135,006	$4,872

Nonperforming loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans was as follows:

	Nonaccrual	Loans Past Due 90 Days or More Still on Accrual
June 30, 2011
Commercial	$32,890	$—
Commercial real estate	3,098	1,093
Construction and development	30,043	—
Residential real estate:
Mortgage	1,743	264
Home equity	250	—
Consumer and other	207	13
Total	$68,231	$1,370

December 31, 2010
Commercial	$22,224	$4
Commercial real estate	6,586	—
Construction and development	47,951	—
Residential real estate:
Mortgage	1,919	108
Home equity	1,664	—
Consumer and other	—	79
Total	$80,344	$191

Loans past due 90 days or more still on accrual were $1.4 million as of June 30, 2011. These loans are considered to be well collateralized and in the process of collection.

The aging of the recorded investment in past due loans were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
June 30, 2011
Commercial	$4,063	$1,116	$30,160	$35,339	$228,045	$263,384
Commercial real estate	796	373	4,191	5,360	264,058	269,418
Construction and development	4,248	—	25,795	30,043	62,832	92,875
Residential real estate:
Mortgage	2,849	1,490	2,007	6,346	146,532	152,878
Home equity	405	188	162	755	189,257	190,012
Consumer and other	118	268	13	399	11,606	12,005
Total	$12,479	$3,435	$62,328	$78,242	$902,330	$980,572

December 31, 2010
Commercial	$324	$5,652	$20,807	$26,783	$226,963	$253,746
Commercial real estate	619	—	6,586	7,205	265,651	272,856
Construction and development	—	—	47,951	47,951	91,008	138,959
Residential real estate:
Mortgage	2,280	1,063	2,026	5,369	144,879	150,248
Home equity	49	237	1,504	1,790	204,401	206,191
Consumer and other	82	97	79	258	14,086	14,344
Total	$3,354	$7,049	$78,953	$89,356	$946,988	$1,036,344

At June 30, 2011, the Company had $20,535 of loans considered troubled debt restructurings, which are considered impaired loans, compared to $21,555 as of December 31, 2010. The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

The Company categorizes its non-homogeneous loans into risk categories based on relevant information about the ability of borrowers to service their debt such as, among other factors: current financial information; historical payment experience; credit documentation; public information; and current economic trends. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes certain non-homogeneous loans, such as commercial, commercial real estate and construction and development loans. This analysis is done annually on a loan by loan basis. The Company uses the following definitions for classified risk ratings:

•                  Substandard: Loans designated as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

•                  Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The risk categories of loans were as follows:

	Classified	Pass	Total
June 30, 2011
Commercial	$43,887	$219,497	$263,384
Commercial real estate	7,806	261,612	269,418
Construction and development	37,195	55,680	92,875
Total	$88,888	$536,789	$625,677

December 31, 2010
Commercial	$56,323	$197,423	$253,746
Commercial real estate	15,970	256,886	272,856
Construction and development	77,350	61,609	138,959
Total	$149,643	$515,918	$665,561

The classified construction and development loans decreased to $37.2 million as of June 30, 2011 from $77.4 million as of December 31, 2010, primarily as a result of a transfer of one loan relationship of $39.3 million to other real estate owned during the second quarter of 2011.

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

Note 4 - Other Real Estate Owned

Activity in other real estate owned was as follows:

	June 30, 2011	December 31, 2010
Balance, beginning of year	$20,479	$25,994
Acquired through loan foreclosure or settlements	46,151	7,502
Reductions due to sales	(26,367)	(7,480)
Write-downs	(724)	(5,537)
Balance, period-end	$39,539	$20,479

Other real estate owned is reported net of a valuation allowance of $3,625 as of June 30, 2011 and December 31, 2010. There were no changes in the valuation allowance during the three and six months ended June 30, 2011.

Note 5 - Financial Instruments with Off-Balance Sheet Risk

Unused lines of credit and other commitments to extend credit not reflected in the financial statements are as follows:

	June 30, 2011			December 31, 2010
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commercial loans and lines of credit	$2,248	$108,684	$110,932	$821	$117,484	$118,305
Check credit lines of credit	907	—	907	919	—	919
Mortgage loans	2,870	—	2,870	5,141	—	5,141
Home equity lines of credit	434	135,812	136,246	654	135,767	136,421
Letters of credit	—	10,168	10,168	—	11,814	11,814
Credit card lines of credit	—	37,262	37,262	—	37,483	37,483
Total	$6,459	$291,926	$298,385	$7,535	$302,548	$310,083

Fixed rate commercial loan commitments and lines of credit at June 30, 2011 had interest rates ranging from 4.0% to 7.3% with terms ranging from 1 month to 4 years. Fixed rate mortgage loan commitments at June 30, 2011 had interest rates ranging from 4.4% to 5.3% with terms ranging from 10 to 30 years. Fixed rate home equity lines of credit at June 30, 2011 had interest rates ranging from 3.0% to 7.0% with terms ranging from 1 to 5 years. Fixed rate check credit lines of credit at June 30, 2011 had interest rates of 18.0%.

Note 6 - Common Stock in ESOP Subject to Contingent Repurchase Obligation

At June 30, 2011 and December 31, 2010, the Employee Stock Ownership Plan (the “ESOP”) held 90,017 and 90,775 shares of West Suburban common stock, respectively. Upon termination of their employment, participants who elect to receive their benefit distributions in the form of West Suburban common stock may request the Company to purchase, when the Company is legally permitted to purchase its common stock, the common stock distributed at fair market value during two 60-day periods. The first purchase period begins on the date the benefit is distributed and the second purchase period begins on the first anniversary of the distribution date. This contingent repurchase obligation is reflected in the Company’s financial statements as “Common stock in ESOP subject to contingent repurchase obligation” and reduces shareholders’ equity by an amount that represents the independently appraised fair market value of all West Suburban common stock held by the ESOP and allocated to participants, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares.

Note 7 - New Accounting Pronouncements

Recent Accounting Guidance

In July 2010, the FASB issued an Accounting Standards Update (“ASU”), “Receivables: Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The objective of this ASU is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. An entity should provide disclosures on a disaggregated basis on two defined levels: 1) portfolio segment and 2) class of financing receivable. The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables at the end of the reporting period by class of financing receivables, and the nature and extent of Troubled Debt Restructurings (“TDRs” ) that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. The Company’s adoption on March 31, 2011 of the disclosures regarding activity in the allowance for loan losses and its adoption on December 31, 2010 of the other disclosures in this ASU except for those parts pertaining to TDRs, being disclosure-related only, had no impact on its results of operations. At its January 4, 2011, meeting, the FASB affirmed its decision to temporarily defer the effective date for TDRs.

In April 2011, the FASB issued the ASU, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This ASU amends Topic 310 and provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a TDR. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. The new guidance will require creditors to evaluate modifications and restructurings of receivables using a more principles-based approach, which may result in more modifications and restructurings being considered troubled debt restructurings. For purposes of measuring impairment of these receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. We do not expect that this accounting standard update will have a material impact on our financial condition, results of operations or financial statement disclosures.

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

The eligible retirement age under the plan is age 62 and the plan is unfunded. Net postretirement benefit costs are summarized in the following table:

	Six Months Ended
	June 30,
	2011	2010
Service cost	$16	$17
Interest cost	28	29
Amortization of prior service cost	10	11
Recognized net actuarial gain	11	10
Net periodic benefit cost	$65	$67

	Three Months Ended
	June 30,
	2011	2010
Service cost	$8	$9
Interest cost	14	14
Amortization of prior service cost	5	5
Recognized net actuarial gain	5	5
Net periodic benefit cost	$32	$33

Note 9 - Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and in Illinois. With certain exceptions, the Company is no longer subject to examination by the U.S. federal tax authorities or by Illinois tax authorities for years prior to 2007.

Income tax expense increased $2.4 million for the first six months of 2011 compared to the first six months of 2010. The effective tax rates for the first six months of 2011 and 2010 were 33.7% and 24.7%, respectively. The increase was due to higher pre-tax net income in 2011. Additionally, a higher blended tax rate in 2011 as compared to 2010 due to an increase in the State of Illinois tax rate also had the effect of increasing the effective tax rate.

Net deferred tax assets are included in accrued interest and other assets. No valuation allowance was considered necessary for net deferred tax assets at June 30, 2011 or December 31, 2010. The Company had net deferred tax assets of $16.9 million and $19.2 million as of June 30, 2011 and December 31, 2010, respectively.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Securities:  The fair value of securities is determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair value is calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair value is calculated using discounted cash flows or other market indicators (Level 3). At June 30, 2011 and December 31, 2010, the Company did not have any securities where the fair value was determined using Level 3 inputs. There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2011 and 2010.

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

Assets and liabilities measured at fair value on a recurring basis and a non-recurring basis are as follows:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2011 Recurring basis
U.S. Treasuries	$64,256	$64,256	$—	$—
U.S. government sponsored enterprises	109,766	—	109,766	—
Mortgage-backed: residential	222,010	—	222,010	—
State and political subdivisions	18,496	—	18,496	—
Corporate	15,513	—	15,513	—
Total securities available for sale	$430,041	$64,256	$365,785	$—

December 31, 2010 Recurring basis
U.S. Treasuries	$91,156	$91,156	$—	$—
U.S. government sponsored enterprises	98,144	—	98,144	—
Mortgage-backed: residential	307,280	—	307,280	—
State and political subdivisions	11,878	—	11,878	—
Corporate	10,108	—	10,108	—
Total securities available for sale	$518,566	$91,156	$427,410	$—

June 30, 2011 Non-recurring basis
Impaired loans:
Commercial	$3,022	$—	$—	$3,022
Commercial real estate	559	—	—	559
Construction and development	4,113	—	—	4,113
Other real estate owned:
Construction and development	11,722	—	—	11,722
Commercial real estate	890	—	—	890

December 31, 2010 Non-recurring basis
Impaired loans:
Commercial	$4,307	$—	$—	$4,307
Commercial real estate	559	—	—	559
Construction and development	16,157	—	—	16,157
Other real estate owned:
Construction and development	10,919	—	—	10,919
Commercial real estate	984	—	—	984

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9,254 with a valuation allowance of $1,560 at June 30, 2011. At December 31, 2010, impaired loans had a carrying value of $25,895 with a valuation allowance of $4,872. Provision for loan losses made for impaired loans during the first six months ended June 30, 2011 and June 30, 2010 was $2,276 and $4,253, respectively.

Other real estate owned, which are at fair value less costs to sell, had a net carrying amount of $12,612, which consisted of the outstanding balance of $16,237, net of a valuation allowance of $3,625 at June 30, 2011. Write-downs on the other real estate owned totaled $724 and $471 for the first six months of 2011 and 2010, respectively.

At December 31, 2010, other real estate owned had a carrying amount of $11,903, which consisted of the outstanding balance of $15,528, net of a valuation allowance of $3,625.

Carrying values and estimated fair values of the Company’s financial instruments as of June 30, 2011 and December 31, 2010 are set forth in the table below:

	June 30, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents	$96,533	$96,533	$70,690	$70,690
Securities
Available for sale	430,041	430,041	518,566	518,566
Held to maturity	288,884	300,583	215,365	222,761
Federal Home Loan Bank stock	7,599	N/A	7,599	N/A
Loans, less allowance for loan losses	953,566	979,604	1,008,272	1,018,030
Accrued interest receivable	5,626	5,626	5,217	5,217

Financial liabilities
Deposits	1,736,986	1,748,437	1,778,427	1,791,761
Accrued interest payable	2,398	2,398	3,431	3,431

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

Note 11 - Capital Matters

On January 13, 2011, the Bank agreed with its regulators to maintain minimum capital ratios in excess of the minimum ratios required by applicable federal regulations. The Bank agreed to maintain minimum capital ratios equal to or exceeding 8.00% for Tier 1 capital to average total assets and 12.00% for total capital to risk-weighted assets. As of June 30, 2011 the Bank was not in compliance with the heightened regulatory capital requirement for Tier 1 capital to average total assets. Because the Bank was not in compliance with this heightened regulatory capital requirement at June 30, 2011, and if the Bank is not in compliance with the requirements in the future, the Bank may become subject to additional regulatory actions or restrictions.

At June 30, 2011, the Bank’s Tier 1 capital to average total assets ratio was 7.87%, .13%, or $2.6 million, below the 8.00% level the Bank agreed with its regulators to maintain, and the Bank’s total capital to risk-weighted assets was 13.33%, 1.33%, or $16.9 million, above the 12.00% the Bank agreed with its regulators to maintain.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

At the end of 2007, the United States economy experienced a downturn that has continued into 2011. During this period, the United States economy has experienced heightened unemployment, depressed home values, historically low levels of liquidity in the debt markets and increased volatility in the equity markets. As a result of these conditions, consumer confidence and spending decreased and asset values declined. Like many other financial institutions, the Company’s financial results in recent reporting periods were impacted by these challenging economic conditions.

The economic downturn has impacted the entire State of Illinois, including the Company’s primary market area, located in the western suburbs of Chicago, Illinois. According to the Bureau of Labor and Statistics, the unemployment rate in the State of Illinois at June 30, 2011, was 9.2%. High levels of unemployment have adversely impacted the ability of certain of the Company’s borrowers to meet their ongoing debt obligations. In addition, real estate demand in the Company’s market area remains weak, resulting in declines in the values of the real estate serving as collateral for certain of the Company’s loans.

As a result of the economic downturn in the national and local economies and depressed real estate values, management has focused its attention primarily on improving the performance of the Bank’s loan portfolio. The deterioration in the Bank’s loan portfolio has forced the Bank to increase its allowance for loan losses to a level higher than historical periods to absorb additional losses in the loan portfolio. The Bank’s Board of Directors reviews the level of its allowance for loan losses on a monthly basis. The Board responds as promptly as practical to new developments in the Bank’s loan portfolio, but it often takes time to measure the effect on the Bank’s allowance. Although management has increased the Bank’s allowance for loan losses in response to increasing levels of nonaccrual loans and believes that the allowance for loan losses is a reasonable estimate for probable incurred losses in the loan portfolio, future loan losses in excess of the allowance for loan losses would adversely affect the Bank’s financial condition and results of operations. In addition, as a result of increasing levels of foreclosures, the Bank’s other real estate owned portfolio has remained at a high level in 2011 compared to historical periods, further decreasing the Bank’s interest income. Management believes that the level of the Bank’s other real estate owned portfolio will remain at a high level throughout 2011 and may increase. Management has had to focus additional time and effort on selling these properties, and the Bank has incurred significant costs in connection with maintaining the properties, including real estate taxes, management fees and insurance costs. Management continues to aggressively pursue sales of the foreclosed assets in the Bank’s portfolio, but due to weak real estate demand in the Bank’s market area, management is not able to dispose of these properties as promptly as desired.

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

On January 13, 2011, the Bank agreed with its regulators to maintain minimum capital ratios in excess of the minimum ratios required by applicable federal regulations. The Bank agreed to maintain minimum capital ratios equal to or exceeding 8.00% for Tier 1 capital to average total assets and 12.00% for total capital to risk-weighted assets. As of June 30, 2011 the Bank was not in compliance with the heightened regulatory capital requirement for Tier 1 capital to average total assets. Because the Bank was not in compliance with this heightened regulatory capital requirement at June 30, 2011, and if the Bank is not in compliance with the requirements in the future, the Bank may become subject to additional regulatory actions or restrictions. Management currently believes that the Bank will be in compliance with the heightened regulatory capital requirement for Tier 1 capital to average total assets by December 31, 2011.

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

At June 30, 2011 and December 31, 2010, the ESOP held 90,017 and 90,775 shares of West Suburban common stock, respectively. Upon termination of their employment, participants who elect to receive their benefit distributions in the form of West Suburban common stock may request the Company to purchase, when the Company is legally permitted to purchase its common stock, the common stock distributed at fair value. A more detailed discussion concerning this obligation is presented in Note 6 to the Company’s Condensed Consolidated Financial Statements included in this report. At June 30, 2011 and December 31, 2010, this contingent repurchase obligation reduced shareholders’ equity by $26.4 million and $29.9 million, respectively.

Balance Sheet Analysis

Total Assets. Total consolidated assets at June 30, 2011 decreased 1.5% compared to December 31, 2010. Increases in cash and cash equivalents and other real estate owned were generally offset by decreases in the securities and loan portfolios.

Cash and Cash Equivalents. Cash and cash equivalents at June 30, 2011 increased 36.6% from December 31, 2010, due to an increase in cash and due from banks. This increase was due to the Company selling securities during the first six months of 2011 and holding the proceeds in cash and cash equivalents until more attractive investment opportunities present themselves.

Securities. The Company’s securities portfolio decreased 2.0% during the first six months of 2011, primarily due to sales of securities available for sale of $114.7 million during the first six months of 2011 for a gain of $4.7 million. The Company manages its securities portfolio to maximize the return on invested funds within acceptable risk guidelines, to meet pledging and liquidity requirements, and to adjust balance sheet interest rate sensitivity in an effort to insulate net interest income against the impact of interest rate changes. The Company will continue to monitor its level of available for sale and held to maturity securities and will classify new securities purchased in the appropriate category at the time of purchase. Over the past six months, the Company has taken advantage of the current rate environment and realized gains on sales of available for sale securities with unrealized gain positions which has positively impacted net income. At June 30, 2011, the Company’s accumulated other comprehensive income due to unrealized gains and losses on securities available for sale was $4.4 million compared to $.6 million at December 31, 2010.

Loans. Total loans outstanding at June 30, 2011 decreased 5.4% from December 31, 2010, primarily due to decreases in the construction and development, commercial real estate and home equity loan portfolios. These decreases were only partially offset by an increase in the commercial loan portfolio. The decreases in the construction and development and commercial real estate portfolios were primarily due to the transfer of loans to other real estate owned during the period. The decrease in the home equity loan portfolio was primarily due to payoffs resulting from refinancing activity, as well as a decrease in home equity loan originations. The increase in the commercial loan portfolio was primarily due to the origination of commercial loans totaling approximately $5.9 million to four new relationships. Although the Company experienced growth in the commercial and mortgage loan portfolios, overall loan demand in the Company’s market area remains low compared to historical periods.

Balances in the Company’s loans are summarized in the following table (dollars in thousands):

	June 30, 2011	December 31, 2010
Commercial	$263,384	$253,746
Commercial real estate	269,418	272,856
Construction and development	92,875	138,959
Residential real estate:
Mortgage	152,878	150,248
Home equity	190,012	206,191
Consumer and other	12,005	14,344
Total	980,572	1,036,344
Allowance for loan losses	(27,006)	(28,072)
Loans, net	$953,566	$1,008,272

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

Although the Bank held approximately $17 million of residential mortgage loans purchased from third party originators as of June 30, 2011, the Bank has not purchased any loans since August 2008. The Bank’s general policy is to originate or purchase only residential mortgage loans that conform to the underwriting standards of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.

Allowance for Loan Losses and Asset Quality.  The level of the allowance for loan losses is determined by evaluating the general allowance, which is allocated to pools of loans, as well as the specific allowance allocated to impaired loans. The Company utilizes a matrix which tracks changes in various factors that management has determined to have direct effects on the performance of the loan portfolio. These factors include consideration of the following: levels and trends in past dues; trends in charge-offs and recoveries; trends in volume and terms of loans; effects of collateral deterioration; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff; national and local economic trends; and trends in impaired loans, including impaired loans without a specific allowance for loan losses. The matrix assigns factors to each loan category which is used to determine the amount of the general allowance. The specific allowance allocated to impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the loan’s collateral, if repayment of the loan is collateral dependent. A loan is considered impaired when, based on current information and events, full payment under the loan terms is not expected. Loans for which the terms have been modified and for which the borrower is experiencing financial difficulties are considered troubled debt restructurings and classified as impaired.

At June 30, 2011, the allowance for loan losses was $27.0 million, compared to $28.1 million at December 31, 2010. The decrease in the allowance for loan losses was primarily due to a decrease in the specific allowance allocated to impaired loans and the overall decrease in the loan portfolio. The decrease in the specific allowance was a result of charge-offs of impaired loans during the period.

Impaired loans totaled $88.2 million at June 30, 2011, as compared to $135.0 million at December 31, 2010. The allowance for loan losses allocated to impaired loans totaled $1.6 million at June 30, 2011 as compared to $4.9 million at December 31, 2010. The relatively low specific reserves on impaired loans is a result of the majority of the impaired loans being sufficiently collateralized and due to the Company recording previous partial charge-offs on impaired loans. As of June 30, 2011, the impaired loan balance of $88.2 million is net of $16.6 million of partial charge-offs recorded in previous periods.

The general reserve as a percent of non-impaired loans was 2.9% at June 30, 2011, as compared to 2.6% at December 31, 2010. The increase in the general reserve as a percent of loans is consistent with the change in the actual historical loss history, management’s review of internal classified loans, management’s expectation of overall economic conditions in the areas in which the Company operates, management’s expected losses with the overall level of real estate loans and management’s expectations of future collateral values within the Company’s portfolio. Net loan charge-offs were $5.9 million for the six months ended June 30, 2011 compared to $2.8 million during the same period in 2010.

Nonperforming loans (nonaccrual and loans past due 90 days or more still on accrual) decreased to $69.6 million at June 30, 2011 from $80.5 million at December 31, 2010. This change was primarily due to decreases in nonaccrual loans as a result of five large nonaccrual loan relationships in the amount of approximately $45.9 million being transferred to other real estate owned. These decreases were partially offset by the classification of four large loan relationships totaling approximately $35.0 million as nonaccrual during the first six months of 2011. The largest of the five relationships was $25.0 million and was classified as impaired as of December 31, 2010.

The Company’s ratio of nonperforming loans to total loans was 7.1% at June 30, 2011 and 7.8% at December 31, 2010. The ratio of nonperforming assets (nonperforming loans and other real estate owned) to total assets increased to 5.7% at June 30, 2011 from 5.1% at December 31, 2010.

The ratio of the allowance for loan losses to total loans was 2.8% at June 30, 2011 and 2.7% at December 31, 2010. The following table presents an analysis of the Company’s nonperforming loans and other real estate owned as of the dates indicated (dollars in thousands):

	June 30, 2011	December 31, 2010
Loans past due 90 days or more still on accrual	$1,370	$191
Nonaccrual loans	68,231	80,344
Total nonperforming loans	$69,601	$80,535
Nonperforming loans as a percent of total loans	7.1%	7.8%
Allowance for loan losses as a percent of nonperforming loans	38.8%	34.9%
Other real estate owned	$39,539	$20,479
Nonperforming assets as a percent of total assets	5.7%	5.1%

The following table presents an analysis of the Company’s allowance for loan losses for the periods stated (dollars in thousands):

	2011		2010
	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
Provision - quarter	$1,818	$3,000	$10,300	$2,875	$3,175
Provision - year to date	4,818	3,000	18,725	8,425	5,550
Net charge-offs - quarter	5,024	860	11,222	2,602	1,619
Net charge-offs - year to date	5,884	860	16,575	5,353	2,751
Allowance at period end	27,006	30,212	28,072	28,994	28,721
Allowance at period end to total loans	2.8%	3.0%	2.7%	2.6%	2.5%

Other Real Estate Owned.  At June 30, 2011, the Company had $39.5 million in other real estate owned, compared to $20.5 million at December 31, 2010. During the first six months of 2011, the Company acquired properties with an aggregate carrying value of $46.2 million and sold properties with an aggregate carrying value of $26.4 million. These sales produced a net gain of $.2 million. On a monthly basis, the Company evaluates the carrying value of all other real estate owned properties and takes write-downs on these properties as necessary. During the first six months of 2011, the Company recorded aggregate write-downs of $.7 million due to the continued decline in real estate values. The Company is actively marketing the properties it holds in its other real estate owned portfolio in a continuing effort to reduce the size of this portfolio.

Deposits.  Total deposits at June 30, 2011 decreased 2.3% from December 31, 2010 due to decreases in each deposit category with the exception of money market checking and savings deposits. Management believes that due to the current state of the economy, some customers have migrated from non-liquid time deposits to more liquid deposit products such as money market checking and savings deposits. In general, management promotes the Company’s deposit products when it believes appropriate and prices its products in a manner intended to retain the Company’s current customers while maintaining an acceptable net interest margin. As of June 30, 2011, the Company held $25.5 million of deposits related to balances on cards issued by the Bank’s former prepaid solutions group. The Bank plans to terminate or wind down its issuing bank responsibilities under the prepaid card programs originated by the Bank’s former prepaid solutions group. To the extent the Bank terminates, or winds down, its issuing bank responsibilities under the prepaid card programs originated by the Bank’s former prepaid solutions group, the Bank expects to reduce the level of, and eventually cease to hold, these deposits. As of June 30, 2011, in accordance with applicable regulatory call report instructions, the Bank reported that it had no brokered deposits.

Balances in the Company’s major categories of deposits are summarized in the following table (dollars in thousands):

	June 30, 2011	December 31, 2010	Dollar Change	Percent Change
Demand-noninterest-bearing	$141,612	$152,064	$(10,452)	(6.9)%
Prepaid solutions card deposits	25,461	29,161	(3,700)	(12.7)%
NOW	337,480	349,246	(11,766)	(3.4)%
Money market checking	427,042	422,465	4,577	1.1%
Savings	368,406	346,539	21,867	6.3%
Time deposits
Less than $100,000	321,067	348,930	(27,863)	(8.0)%
$100,000 and greater	115,918	130,022	(14,104)	(10.8)%
Total	$1,736,986	$1,778,427	$(41,441)	(2.3)%

Prepaid Solutions Cards. Outstanding balances on prepaid solutions cards, which represent the total of prepaid solutions card deposits and prepaid solutions card liabilities, decreased 0.8% at June 30, 2011 from December 31, 2010. On December 4, 2009, the Company sold its prepaid solutions card division. The Bank remains the card issuing bank under a number of the card programs transferred, although the Bank plans to terminate or wind down such responsibilities. The outstanding balances on prepaid solutions cards will remain on the Company’s balance sheet for a period of time, however, the Company will no longer record the income and expense associated with the prepaid solutions cards.

CAPITAL RESOURCES

Shareholders’ equity at June 30, 2011 increased 11.0% from December 31, 2010. The increase resulted from net income of $6.5 million, a decrease in the amount reclassified on ESOP shares of $3.5 million and an increase in accumulated other comprehensive income of $3.8 million. On a consolidated basis, West Suburban exceeded minimum regulatory capital requirements as of June 30, 2011. In accordance with applicable regulations, the appraised fair market value of West Suburban common stock owned by the ESOP is included in Tier 1 capital.

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

On January 13, 2011, the Bank agreed with its regulators to maintain minimum capital ratios in excess of the minimum ratios required by applicable federal regulations. The Bank agreed to maintain minimum capital ratios equal to or exceeding 8.00% for Tier 1 capital to average total assets and 12.00% for total capital to risk-weighted assets. As of June 30, 2011 the Bank was not in compliance with the heightened regulatory capital requirement for Tier 1 capital to average total assets. Because the Bank was not in compliance with this heightened regulatory capital requirement at June 30, 2011, and if the Bank is not in compliance with the requirement in the future, the Bank may become subject to additional regulatory actions or restrictions. Management currently believes that the

Bank will be in compliance with the heightened regulatory capital requirement for Tier 1 capital to average total assets by December 31, 2011.

At June 30, 2011, the Bank’s Tier 1 capital to average total assets ratio was 7.87%, .13%, or $.2.6 million, below the 8.00% level the Bank agreed with its regulators to maintain, and the Bank’s total capital to risk-weighted assets was 13.33%, 1.33%, or $16.9 million, above the 12.00% the Bank agreed with its regulators to maintain.

As of June 30, 2011 and December 31, 2010, the Bank exceeded the minimum capital ratios required for it to qualify as “well-capitalized” under the regulatory framework for prompt corrective action. There were no conditions or events since June 30, 2011 that management believes would result in a change of the Bank being considered “well-capitalized.”

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

•                  West Suburban has the ability to inject capital into the Bank as West Suburban had $5.2 million in cash on hand at June 30, 2011.

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

The following table sets forth the actual and minimum capital ratios of the Company and the Bank as of the dates indicated (dollars in thousands):

	Actual		Minimum To Be Well- Capitalized		Excess
As of June 30, 2011	Amount	Ratio	Amount	Ratio	Amount
Total capital (to risk weighted assets)
Company	$173,204	13.59%	N/A	N/A	N/A
Bank (1)	169,758	13.33%	$127,347	10.00%	$42,411
Tier 1 capital (to risk weighted assets)
Company	157,137	12.33%	N/A	N/A	N/A
Bank	153,702	12.07%	76,408	6.00%	77,294
Tier 1 capital (to average assets)
Company	157,137	8.05%	N/A	N/A	N/A
Bank (1)	153,702	7.87%	97,711	5.00%	55,991

As of December 31, 2010
Total capital (to risk weighted assets)
Company	$171,452	12.99%	N/A	N/A	N/A
Bank	160,089	12.22%	$130,993	10.00%	$29,096
Tier 1 capital (to risk weighted assets)
Company	154,808	11.73%	N/A	N/A	N/A
Bank	143,570	10.96%	78,596	6.00%	64,974
Tier 1 capital (to average assets)
Company	154,808	7.93%	N/A	N/A	N/A
Bank	143,570	7.39%	97,124	5.00%	46,446

(1)         The Bank has agreed to maintain, as of March 31, 2011, minimum Tier 1 capital to average assets of 8.00% and total capital to risk-weighted assets of 12.00%.

LIQUIDITY

Effective liquidity management ensures the availability of funding sources at minimum cost to meet fluctuating deposit balances, loan demand needs and to take advantage of earnings enhancement opportunities. A large, stable core deposit base and a strong capital position are the solid foundation of the Company’s liquidity position. Liquidity is enhanced by a securities portfolio structured to provide liquidity as needed. The Company also maintains relationships with correspondent banks to purchase federal funds subject to underwriting and collateral requirements. Additionally, subject to credit underwriting, collateral, capital stock, and other requirements of the Federal Home Loan Bank of Chicago (the “FHLB”), the Company is able to borrow from the FHLB on a “same day” basis. As of June 30, 2011, the Company could have borrowed up to approximately $152 million from the FHLB secured by certain of its real estate loans and securities. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity and maturity schedules of interest-earning assets and interest-bearing liabilities.

Generally, the Company uses cash and cash equivalents to meet its liquidity needs. If the Company’s cash and cash equivalents are not sufficient to meet its liquidity needs, the Company would access the federal funds available for a short period of time. If longer term liquidity is needed, the Company would meet those needs using securities available for sale. As of June 30, 2011 and December 31, 2010, cash and cash equivalents together with securities available for sale collectively represented 27.3% and 30.0% of total assets, respectively.

During the first six months of 2011, the Company’s cash and cash equivalents increased $25.8 million; net cash provided by operating activities was $11.5 million; net cash provided by investing activities was $52.4 million; and net cash used in financing activities was $38.0 million.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

Net Income.  The Company’s net income increased $3.6 million to $6.5 million for the first six months of 2011 compared to $2.9 million for the first six months of 2010. The increase was primarily due to an increase in total noninterest income of $5.2 million. Additionally, total noninterest expense decreased $.2 million while provision for loan losses decreased $.7 million. These changes to income were partially offset by an increase to income tax expense of $2.4 million.

Net Interest Income.  Net interest income (on a fully tax-equivalent basis) remained stable for the first six months of 2011 compared to the first six months of 2010. Net interest income is the primary source of income for the Company. Net interest income is the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by changes in volume and yield on interest-earning assets and interest-bearing liabilities. Interest-earning assets consist of federal funds sold, securities and loans. Interest-bearing liabilities primarily consist of deposits. The net interest margin is the percentage of tax-equivalent net interest income to average earning assets. The Company’s net interest margin (on a fully tax-equivalent basis) was 3.5% and 3.4% for the six-month periods ended June 30, 2011 and 2010, respectively.

Total interest income (on a tax-equivalent basis) decreased 10.2% for the first six months of 2011, compared to the first six months of 2010, primarily due to the decrease in total loans and decreasing yields in the Company’s securities portfolio. Average securities balances increased 36.2% for the first six months of 2011, and the average yield on the securities portfolio decreased 56 basis points. Average loan balances decreased 17.4% for the first six months of 2011 and the average yield on the loan portfolio decreased 3 basis points.

Total interest expense decreased 39.4% for the first six months of 2011, compared to the first six months of 2010. Lower interest on deposits, resulting from lower yields on interest-bearing deposits, accounted for most of the decrease. The average yield on interest-bearing deposits decreased 49 basis points to .8% for the six months ended June 30, 2011, from 1.3% for the six months ended June 30, 2010. Approximately 56% of time deposits are scheduled to mature within one year.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities (on a fully tax-equivalent basis) for the first six months ended June 30, 2011 as compared to the same period in 2010 (dollars in thousands):

	Change due to		Total
	Volume	Rate	Change
Interest Income
Federal funds sold	$(288)	$236	$(52)
Securities	2,893	(1,517)	1,376
Loans	(5,148)	(202)	(5,350)
Total interest income	(2,543)	(1,483)	(4,026)
Interest Expense
Interest-bearing deposits	(154)	(3,905)	(4,059)
Total interest expense	(154)	(3,905)	(4,059)
Net interest income	$(2,389)	$2,422	$33

The following table presents an analysis of the Company’s year-to-date average interest-earning assets, demand-noninterest-bearing deposits and interest-bearing liabilities as of the dates indicated (dollars in thousands):

	2011		2010
	June 30	March 31	December 31	September 30	June 30
Federal funds sold	$311	$205	$22,517	$29,962	$45,061
Securities	742,770	728,045	582,753	564,574	545,377
Loans	934,552	958,013	1,094,309	1,119,951	1,131,278
Total interest-earning assets	$1,677,633	$1,686,263	$1,699,579	$1,714,487	$1,721,716

Demand-noninterest-bearing deposits	$172,973	$172,582	$163,906	$159,714	$157,093
Interest-bearing deposits	1,595,997	1,593,572	1,612,782	1,620,743	1,624,952
Total deposits	$1,768,970	$1,766,154	$1,776,688	$1,780,457	$1,782,045
Total interest-bearing liabilities	$1,604,634	$1,602,019	$1,620,067	$1,620,743	$1,624,952

Provision for Loan Losses.  A provision for loan loss is recorded when the Company’s evaluation of the general and specific reserve categories of the allowance for loan loss are not deemed sufficient to absorb probable incurred credit losses in the loan portfolio. Provision for loan losses decreased $.7 million for the first six months of 2011 compared to the first six months of 2010.  A more detailed discussion of the allowance for loan losses is presented in the Allowance for Loan Losses and Asset Quality section of this report.

Noninterest Income.  Total noninterest income increased 87.1% for the first six months of 2011 compared to the first six months of 2010. In the first six months of 2011, the Company recorded $4.7 million in gains on sales of investment securities, which accounted for most of this increase. Service fees on deposit accounts decreased $.6 million primarily due to decreased fees associated with the overdraft honor program. The Company recorded Bank-owned life insurance income of $.5 million for the first six months of 2011 compared to $.2 million for the first six months of 2010. This increase was due to an increase in the market value of the underlying investments with specific account assets. Other income increased $.7 million primarily due to gains on sales of other real estate owned.

Noninterest Expense.  Total noninterest expense decreased .9% for the first six months of 2011 compared to the first six months of 2010. Furniture and equipment expense decreased $.2 million primarily due to reduced depreciation expense. Professional fees expense decreased $.3 million primarily due to reduced costs associated with regulatory compliance issues. Loan administration expense decreased $.5 million due to reduced expenses incurred in the 2011 period for real estate tax payments on collateral securing nonaccrual commercial, commercial real estate and construction and development loans. Other real estate owned expense increased $.4 million primarily due to increased write-downs during the 2011 period. FDIC assessment expense decreased $.2 million primarily due to a reduced assessment base.

Income Taxes.  Income tax expense increased $2.4 million for the first six months of 2011 compared to the first six months of 2010. The effective tax rates for the first six months of 2011 and 2010 were 33.7% and 24.7%, respectively. The increase was due to the higher pre-tax net income and its impact on the ratio of pre-tax net income to permanent items.  Additionally, a higher blended tax rate in 2011 as compared to 2010 due to the increase in the State of Illinois tax rate also had the effect of increasing the effective tax rate.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

Net Income.  The Company’s net income increased $2.6 million to $3.8 million for the second quarter of 2011 compared to $1.2 million for the second quarter of 2010. The increase was primarily due to an increase in total noninterest income of $3.6 million. Additionally, provision for loan losses decreased $1.4 million. These changes were partially offset by a decrease to net interest income of $.4 million and an increase to total noninterest expense of $.6 million. Additionally, income tax expense increased $1.5 million.

Net Interest Income.  Net interest income (on a fully tax-equivalent basis) decreased 1.9% for the second quarter of 2011 compared to the second quarter of 2010. The Company’s net interest margin (on a fully tax-equivalent basis) was 3.5% and 3.4% for the second quarter of 2011 and 2010, respectively.

Total interest income (on a tax-equivalent basis) decreased 11.2% for the second quarter of 2011, compared to the second quarter of 2010, primarily due to the decrease in total loans and decreasing yields in the Company’s securities portfolio. Average securities balances increased 25.5% for the second quarter of 2011, and the average yield on the securities portfolio decreased 49 basis points. Average loan balances decreased 19.4% for the second quarter of 2011 and the average yield on the loan portfolio increased 14 basis points.

Total interest expense decreased 39.1% for the second quarter of 2011, compared to the second quarter of 2010. Lower interest on deposits, resulting from lower yields on interest-bearing deposits, accounted for most of the decrease. The average yield on interest-bearing deposits decreased 45 basis points to .7% for the second quarter of 2011, from 1.2% for the second quarter of 2010.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities (on a fully tax-equivalent basis) for the second quarter of 2011 as compared to the same period in 2010 (dollars in thousands):

	Change due to		Total
	Volume	Rate	Change
Interest Income
Federal funds sold	$53	$(61)	$(8)
Securities	1,093	(743)	350
Loans	(2,923)	367	(2,556)
Total interest income	(1,777)	(437)	(2,214)
Interest Expense
Interest-bearing deposits	(256)	(1,670)	(1,926)
Total interest expense	(256)	(1,670)	(1,926)
Net interest income	$(1,521)	$1,233	$(288)

The following table presents an analysis of the Company’s quarterly average interest-earning assets, demand-noninterest-bearing deposits and interest-bearing liabilities as of the dates indicated (dollars in thousands):

	June 30, 2011	June 30, 2010
Federal funds sold	$415	$12,260
Securities	757,333	603,511
Loans	901,685	1,118,962
Total interest-earning assets	$1,659,433	$1,734,733

Demand-noninterest-bearing deposits	$173,339	$159,531
Interest-bearing deposits	1,598,412	1,640,847
Total deposits	$1,771,751	$1,800,378
Total interest-bearing liabilities	$1,607,395	$1,640,847

Provision for Loan Losses.  Provision for loan losses decreased $1.4 million for the second quarter of 2011 compared to the second quarter of 2010.  The provision for loan losses of $1.8 million for the second quarter of 2011 was a result of net charge-offs and the impact of the charge-offs on the general portion of the allowance for loan losses. A more detailed discussion of the allowance for loan losses is presented in the Allowance for Loan Losses and Asset Quality section of this report.

Noninterest Income.  Total noninterest income increased 129.1% for the second quarter of 2011 compared to the second quarter of 2010. In the second quarter of 2011, the Company recorded $3.6 million in gains on sales of investment securities, which accounted for most of this increase. Service fees on deposit accounts decreased $.3 million primarily due to decreased fees associated with the overdraft honor program. Bank-owned life insurance income increased $.2 million for the second quarter of 2011 compared to the second quarter of 2010. This fluctuation was due to a change in the market value of the underlying investments with specific account assets.

Noninterest Expense.  Total noninterest expense increased 4.6% for the second quarter of 2011 compared to the second quarter of 2010. Salaries and employee benefits increased $.2 million primarily due to a change in the market value of the underlying investment associated with the insurance policies that are tied to the Company’s deferred compensation plans. Occupancy expense decreased $.2 million primarily due to reduced rent expense. Professional fees expense decreased $.2 million primarily due to reduced costs associated with regulatory compliance issues. Loan administration expense decreased $.1 million due to higher expenses incurred in the 2010 period for real estate tax payments on collateral securing nonaccrual commercial, commercial real estate and construction and development loans. Other real estate owned expense increased $.5 million primarily due to increased write-downs during the 2011 period.

Income Taxes.  Income tax expense increased $1.5 million for the second quarter of 2011 compared to the second quarter of 2010. The effective tax rates for the second quarter of 2011 and 2010 were 35.8% and 31.1%, respectively. The increase was due to the higher pre-tax net income and its impact on the ratio of pre-tax net income to permanent items.  Additionally, a higher blended tax rate in 2011 as compared to 2010 due to the increase in the State of Illinois tax rate also had the effect of increasing the effective tax rate.

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

Presented below are the Company’s projected changes in net interest income over a twelve-month horizon for the various rate shock levels as of the periods indicated (dollars in thousands):

June 30, 2011	Amount	Dollar Change	Percent Change
+200 basis points	$50,731	$(4,483)	(8.1)%
+100 basis points	53,176	(2,038)	(3.7)%
Base	55,214	—	—
-100 basis points	50,189	(5,025)	(9.1)%
-200 basis points	46,764	(8,450)	(15.3)%

December 31, 2010	Amount	Dollar Change	Percent Change
+200 basis points	$56,061	$(3,246)	(5.5)%
+100 basis points	56,799	(2,508)	(4.2)%
Base	59,307	—	—
-100 basis points	53,338	(5,969)	(10.1)%
-200 basis points	49,072	(10,235)	(17.3)%

In a falling rate environment, the Company is projected to have a decrease in net interest income.  However, it is not possible for many of the Company’s deposit rates to fall 100 or 200 basis points due to their current rates already being below 100 basis points at June 30, 2011.  The target federal funds rate is currently set by the Federal Reserve at a rate between 0 and 25 basis points. As a result, a 200 basis point decline in overall rates would only have between a 0 and 25 basis point decline in both federal funds and the prime rate.  Further, other rates that are currently below 1% or 2% (e.g. U.S. Treasuries and LIBOR) would not fall below 0% with an overall 100 or 200 basis point decrease in rates. Many of the Company’s variable rate loans are set to an index tied to prime, federal funds or LIBOR, and as a result, a further decrease in rates would not have a substantial impact on loan yields. Accordingly, management believes that the analyses resulting from 100 and 200 basis point downward changes are not meaningful in light of current interest rate levels.

ITEM 4.                 CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board and Chief Executive Officer and the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2011. Based on that evaluation, the Company’s Chairman of the Board and Chief Executive Officer and the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified.

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

Date: August 5, 2011
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

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and June 30, 2010; (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2011 and June 30, 2010; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

* As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.