Form 10-Q
period 2011-09-30
WEST SUBURBAN BANCORP INC
filed 2011-11-02
CIK 805080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, 426,850 shares of West Suburban common stock were outstanding.

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

•

The costs, effects and outcomes of existing or future litigation and disputes with third parties, including, but not limited to, claims in connection with intellectual property matters, collection actions and employment matters.

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

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission, including the risk factors disclosed in the Company’s most recently filed Annual Report on Form 10-K and under Item 1A in Part II of this report.

PART I

ITEM 1.      FINANCIAL STATEMENTS

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$130,433	$70,490
Federal funds sold	41,159	200
Total cash and cash equivalents	171,592	70,690
Securities
Available for sale (amortized cost of $337,171 in 2011 and $517,589 in 2010)	344,833	518,566
Held to maturity (fair value of $292,379 in 2011 and $222,761 in 2010)	277,637	215,365
Federal Home Loan Bank stock	7,599	7,599
Total securities	630,069	741,530
Loans, less allowance for loan losses of $27,866 in 2011 and $28,072 in 2010	955,301	1,008,272
Bank-owned life insurance	32,432	39,511
Premises and equipment, net	44,773	42,201
Other real estate owned, net of valuation allowance	39,319	20,479
Accrued interest and other assets	30,970	38,941
Total assets	$1,904,456	$1,961,624

Liabilities and shareholders’ equity
Deposits
Demand-noninterest-bearing	$146,562	$152,064
Prepaid solutions card deposits	21,497	29,161
Interest-bearing	1,546,488	1,597,202
Total deposits	1,714,547	1,778,427
Prepaid solutions cards	14,099	8,778
Accrued interest and other liabilities	9,287	18,571

Common stock in ESOP subject to contingent repurchase obligation	26,081	29,865

Shareholders’ equity
Common stock, no par value; 15,000,000 shares authorized; 426,850 shares issued and outstanding	3,412	3,412
Surplus	35,453	35,453
Retained earnings	123,428	116,698
Accumulated other comprehensive income	4,230	285
Amount reclassified on ESOP shares	(26,081)	(29,865)
Total shareholders’ equity	140,442	125,983
Total liabilities and shareholders’ equity	$1,904,456	$1,961,624

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Dollars in thousands, except per share data)

(UNAUDITED)

	2011	2010
Interest income
Loans, including fees	$36,330	$44,486
Securities
Taxable	14,135	13,119
Exempt from federal income tax	875	819
Federal funds sold	19	55
Total interest income	51,359	58,479

Interest expense
Deposits	9,117	14,797
Total interest expense	9,117	14,797
Net interest income	42,242	43,682
Provision for loan losses	9,568	8,425
Net interest income after provision for loan losses	32,674	35,257

Noninterest income
Net realized gains on securities transactions	7,779	267
Service fees on deposit accounts	3,238	3,924
Debit card fees	1,682	1,554
Bank-owned life insurance	762	804
Other	3,758	3,783
Total noninterest income	17,219	10,332

Noninterest expense
Salaries and employee benefits	17,116	17,288
Other real estate owned expense	5,179	3,047
Occupancy	3,782	3,879
Furniture and equipment	3,664	3,922
FDIC assessments	2,326	3,310
Loan administration	1,537	1,974
Professional fees	1,263	1,727
Advertising and promotion	720	677
VISA cardholder	577	691
Other	3,402	3,084
Total noninterest expense	39,566	39,599

Income before income taxes	10,327	5,990
Income tax expense	3,597	1,297
Net income	$6,730	$4,693

Earnings per share	$15.77	$10.99
Average shares outstanding	426,850	426,850

Total comprehensive income	$10,675	$6,618

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Dollars in thousands, except per share data)

(UNAUDITED)

	2011	2010
Interest income
Loans, including fees	$12,138	$14,830
Securities
Taxable	4,097	4,445
Exempt from federal income tax	324	277
Federal funds sold	17	1
Total interest income	16,576	19,553

Interest expense
Deposits	2,878	4,501
Total interest expense	2,878	4,501
Net interest income	13,698	15,052
Provision for loan losses	4,750	2,875
Net interest income after provision for loan losses	8,948	12,177

Noninterest income
Net realized gains on securities transactions	3,038	267
Service fees on deposit accounts	1,147	1,265
Debit card fees	614	508
Bank-owned life insurance	243	583
Other	1,089	1,342
Total noninterest income	6,131	3,965

Noninterest expense
Salaries and employee benefits	5,860	6,037
Other real estate owned expense	3,643	1,471
Occupancy	1,277	1,323
Furniture and equipment	1,201	1,300
FDIC assessments	228	1,042
Loan administration	694	612
Professional fees	341	535
Advertising and promotion	258	222
VISA cardholder	164	380
Other	958	1,069
Total noninterest expense	14,624	13,991

Income before income taxes	455	2,151
Income tax expense	272	348
Net income	$183	$1,803

Earnings per share	$0.43	$4.22
Average shares outstanding	426,850	426,850

Total comprehensive income	$292	$3,365

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Dollars in thousands)

(UNAUDITED)

	Common Stock and Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2010	$38,865	$115,544	$3,584	$(31,230)	$126,763

Comprehensive income
Net income		4,693			4,693
Change in unrealized gains on available for sale securities, net of reclassification and tax effects			1,906		1,906
Change in post-retirement obligation, net of tax effects			19		19
Total comprehensive income					6,618
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation				2,501	2,501
Balance, September 30, 2010	$38,865	$120,237	$5,509	$(28,729)	$135,882

	Common Stock and Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2011	$38,865	$116,698	$285	$(29,865)	$125,983

Comprehensive income
Net income		6,730			6,730
Change in unrealized gains on available for sale securities, net of reclassification and tax effects			3,919		3,919
Change in post-retirement obligation, net of tax effects			26		26
Total comprehensive income					10,675
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation				3,784	3,784
Balance, September 30, 2011	$38,865	$123,428	$4,230	$(26,081)	$140,442

The net change in unrealized gains on available for sale securities for the nine months ended September 30, 2011 consists of an increase in the unrealized gains of $14,464, less $7,779 of gains realized into income, and an increase in the deferred tax liability of $2,766.

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Dollars in thousands)

(UNAUDITED)

	2011	2010
Cash flows from operating activities
Net income	$6,730	$4,693
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,164	2,300
Provision for loan losses	9,568	8,425
Net premium amortization of securities	1,586	1,648
Net realized gains on securities transactions	(7,779)	(267)
Earnings on bank-owned life insurance	(762)	(804)
Net (gain) loss on sales of premises and equipment	(10)	4
Net gain on sales of other real estate owned	(239)	(229)
Write down of other real estate owned	3,860	1,669
Decrease in accrued interest and other assets	5,198	1,093
(Decrease) increase in accrued interest and other liabilities	(9,251)	2,247
Net cash provided by operating activities	11,065	20,779
Cash flows from investing activities
Securities available for sale
Sales	187,893	964
Maturities, calls and redemptions	69,201	94,713
Purchases	(70,200)	(234,315)
Securities held to maturity
Maturities, calls and redemptions	47,845	73,213
Purchases	(110,400)	(38,324)
Net (increase) decrease in loans	(6,645)	49,165
Surrender of bank-owned life insurance policies	7,922	—
Investment in bank-owned life insurance	(81)	(159)
Purchases of premises and equipment	(4,746)	(775)
Sales of premises and equipment	20	—
Sales of other real estate owned	27,587	6,818
Net cash provided by (used in) investing activities	148,396	(48,700)
Cash flows from financing activities
Net decrease in deposits	(63,880)	(2,583)
Net increase in prepaid solutions cards	5,321	1,943
Net cash used in financing activities	(58,559)	(640)
Net increase (decrease) in cash and cash equivalents	100,902	(28,561)
Beginning cash and cash equivalents	70,690	148,610
Ending cash and cash equivalents	$171,592	$120,049
Supplemental disclosures
Cash paid for interest	$10,194	$15,412
Cash paid for income taxes	2,407	1,650
Other real estate acquired through loan foreclosures	50,048	3,674

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

Note 2 - Securities

At September 30, 2011 and December 31, 2010, the amortized cost, unrealized gains and losses and fair value of securities available for sale were as follows:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$9,859	$576	$—	$10,435
U.S. government sponsored enterprises	94,171	1,486	—	95,657
Mortgage-backed: residential	203,854	4,783	(37)	208,600
States and political subdivisions	19,118	892	(2)	20,008
Corporate	10,169	68	(104)	10,133
Total	$337,171	$7,805	$(143)	$344,833

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$92,712	$585	$(2,141)	$91,156
U.S. government sponsored enterprises	99,705	500	(2,061)	98,144
Mortgage-backed: residential	303,229	5,558	(1,507)	307,280
States and political subdivisions	11,726	183	(31)	11,878
Corporate	10,217	—	(109)	10,108
Total	$517,589	$6,826	$(5,849)	$518,566

Mortgage-backed: residential securities consist of residential mortgage-backed securities issued by U.S. government sponsored enterprises and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. Corporate securities consist of investment grade corporate bonds.

At September 30, 2011 and December 31, 2010, the amortized cost, unrealized gains and losses and fair value of securities held to maturity were as follows:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$30,003	$3,328	$—	$33,331
U.S. government sponsored enterprises	31,631	1,214	—	32,845
Mortgage-backed: residential	177,007	9,492	(3)	186,496
States and political subdivisions	38,996	816	(105)	39,707
Total	$277,637	$14,850	$(108)	$292,379

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$9,956	$353	$—	$10,309
U.S. government sponsored enterprises	21,656	566	—	22,222
Mortgage-backed: residential	136,095	6,515	(49)	142,561
States and political subdivisions	47,658	292	(281)	47,669
Total	$215,365	$7,726	$(330)	$222,761

At September 30, 2011, the amortized cost and fair value of debt securities available for sale and held to maturity by contractual maturity were as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$350	$351	$888	$891
Due after 1 year through 5 years	68,677	69,564	67,753	69,786
Due after 5 years through 10 years	51,712	53,154	24,186	26,988
Due after 10 years	12,578	13,164	7,803	8,218
Mortgage-backed: residential	203,854	208,600	177,007	186,496
Total	$337,171	$344,833	$277,637	$292,379

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds from sales of securities available for sale totaled $187,893 and $964 during the nine months ended September 30, 2011 and 2010, respectively. These securities were sold in order to reduce the Company’s interest rate risk in the securities portfolio. Management’s analysis of these securities indicated that certain higher yielding securities could be sold at a gain while the reinvested proceeds would continue to be accretive to earnings. All sales of securities for the nine-month period ended September 30, 2011 resulted in gains.

Securities with a carrying value of $84,974 and $94,720 at September 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits and fiduciary activities or for other purposes required or permitted by law.

Securities with unrealized losses at September 30, 2011 and December 31, 2010 are presented below by the length of time the securities have been in a continuous unrealized loss position:

	September 30, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage-backed: residential	$5,186	$(40)	$—	$—	$5,186	$(40)
States and political subdivisions	391	(2)	1,132	(105)	1,523	(107)
Corporate	4,980	(104)	—	—	4,980	(104)
Total temporarily impaired	$10,557	$(146)	$1,132	$(105)	$11,689	$(251)

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasuries	$60,937	$(2,141)	$—	$—	$60,937	$(2,141)
U.S. government sponsored enterprises	80,386	(2,061)	—	—	80,386	(2,061)
Mortgage-backed: residential	86,467	(1,507)	654	(49)	87,121	(1,556)
States and political subdivisions	5,863	(292)	1,227	(20)	7,090	(312)
Corporate	10,108	(109)	—	—	10,108	(109)
Total temporarily impaired	$243,761	$(6,110)	$1,881	$(69)	$245,642	$(6,179)

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

When management determines that OTTI exists, the amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the OTTI is recognized in earnings in an amount equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the portion of the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

The unrealized losses at September 30, 2011 were in state and political subdivision, mortgage-backed: residential and corporate securities. Because the decline in fair value on the debt securities in unrealized losses is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and management believes it is not more likely than not that the Company will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2011.

The Company held one municipal security with a carrying value of $22,000 and $30,000 at September 30, 2011 and December 31, 2010, respectively, that was in excess of 10% of the Company’s shareholders’ equity. The security was issued by a local municipality, is a general obligation bond, and is classified by the Company as held to maturity.

Note 3 - Loans

Major classifications of loans were as follows:

	September 30, 2011	December 31, 2010
Commercial	$269,870	$253,746
Commercial real estate	278,488	272,856
Construction and development	85,806	138,959
Residential real estate:
Mortgage	151,528	150,248
Home equity	184,463	206,191
Consumer and other	13,012	14,344
Total	983,167	1,036,344
Allowance for loan losses	(27,866)	(28,072)
Loans, net	$955,301	$1,008,272

The Company makes commercial, residential real estate and consumer loans primarily to customers throughout the western suburbs of Chicago. From time to time the Company will make loans outside of its market area.

Changes in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2011 were as follows:

	Commercial	Commercial Real Estate	Construction and Development	Residential Real Estate	Consumer and Other	Total
Balance, beginning of year	$12,638	$4,179	$6,243	$4,308	$704	$28,072
Provision for loan losses	4,361	(899)	4,120	1,979	7	9,568
Loans charged-off	(3,891)	(85)	(4,342)	(1,350)	(261)	(9,929)
Recoveries	31	—	—	30	94	155
Balance, period-end	$13,139	$3,195	$6,021	$4,967	$544	$27,866

Changes in the allowance for loan losses by portfolio segment for the quarter ended September 30, 2011 were as follows:

	Commercial	Commercial Real Estate	Construction and Development	Residential Real Estate	Consumer and Other	Total
Balance, beginning of quarter	$13,399	$3,205	$5,342	$4,491	$569	$27,006
Provision for loan losses	635	(10)	3,078	1,005	42	4,750
Loans charged-off	(905)	—	(2,399)	(551)	(91)	(3,946)
Recoveries	10	—	—	22	24	56
Balance, period-end	$13,139	$3,195	$6,021	$4,967	$544	$27,866

The balance of the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method were as follows:

	Commercial	Commercial Real Estate	Construction and Development	Residential Real Estate	Consumer and Other	Total
September 30, 2011
Allowance for loan losses attributable to loans:
Individually evaluated for impairment	$35	$339	$55	$150	$—	$579
Collectively evaluated for impairment	13,104	2,856	5,966	4,817	544	27,287
Total ending allowance balance	$13,139	$3,195	$6,021	$4,967	$544	$27,866

Loans:
Individually evaluated for impairment	$32,895	$20,059	$25,729	$11,757	$—	$90,440
Collectively evaluated for impairment	236,975	258,429	60,077	324,234	13,012	892,727
Total ending loan balance	$269,870	$278,488	$85,806	$335,991	$13,012	$983,167

December 31, 2010
Allowance for loan losses attributable to loans:
Individually evaluated for impairment	$2,137	$250	$2,485	$—	$—	$4,872
Collectively evaluated for impairment	10,501	3,929	3,758	4,308	704	23,200
Total ending allowance balance	$12,638	$4,179	$6,243	$4,308	$704	$28,072

Loans:
Individually evaluated for impairment	$41,184	$14,372	$70,513	$8,937	$—	$135,006
Collectively evaluated for impairment	212,562	258,484	68,446	347,502	14,344	901,338
Total ending loan balance	$253,746	$272,856	$138,959	$356,439	$14,344	$1,036,344

Loans individually evaluated for impairment by class of loans were as follows:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
September 30, 2011
With no related allowance recorded:
Commercial	$36,967	$31,280	$—
Commercial real estate	18,877	18,877	—
Construction and development	30,208	22,732	—
Residential real estate:
Mortgage	8,613	8,459	—
Home equity	780	780	—
With an allowance recorded:
Commercial	1,615	1,615	35
Commercial real estate	1,454	1,182	339
Construction and development	4,270	2,997	55
Residential real estate:
Mortgage	1,789	1,789	148
Home equity	729	729	2
Total	$105,302	$90,440	$579

December 31, 2010
With no related allowance recorded:
Commercial	$39,142	$34,740	$—
Commercial real estate	13,563	13,563	—
Construction and development	56,737	51,871	—
Residential real estate:
Mortgage	8,224	8,164	—
Home equity	773	773	—
With an allowance recorded:
Commercial	8,799	6,444	2,137
Commercial real estate	1,081	809	250
Construction and development	23,073	18,642	2,485
Total	$151,392	$135,006	$4,872

Average impaired loans by class were as follows:

	Three Months Ended	Nine Months Ended
September 30, 2011
Commercial	$34,687	$37,341
Commercial real estate	14,293	12,956
Construction and development	28,668	45,461
Residential real estate:
Mortgage	8,888	8,468
Home equity	1,498	1,071
Total	$88,034	$105,297

Interest income recognized during impairment was $467 and $1,180 for the three and nine months ended September 30, 2011, respectively.

Nonperforming loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans was as follows:

	Nonaccrual	Loans Past Due 90 Days or More Still on Accrual
September 30, 2011
Commercial	$28,269	$3
Commercial real estate	809	—
Construction and development	24,810	—
Residential real estate:
Mortgage	1,989	288
Home equity	161	—
Consumer and other	206	68
Total	$56,244	$359

December 31, 2010
Commercial	$22,224	$4
Commercial real estate	6,586	—
Construction and development	47,951	—
Residential real estate:
Mortgage	1,919	108
Home equity	1,664	—
Consumer and other	—	79
Total	$80,344	$191

Loans past due 90 days or more still on accrual are considered to be well-collateralized and in the process of collection as of September 30, 2011.

The aging of the recorded investment in past due loans were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
September 30, 2011
Commercial	$2,731	$33	$28,046	$30,810	$239,060	$269,870
Commercial real estate	2,847	456	809	4,112	274,376	278,488
Construction and development	119	—	24,691	24,810	60,996	85,806
Residential real estate:
Mortgage	2,348	702	2,277	5,327	146,201	151,528
Home equity	1,137	113	161	1,411	183,052	184,463
Consumer and other	274	52	342	668	12,344	13,012
Total	$9,456	$1,356	$56,326	$67,138	$916,029	$983,167

December 31, 2010
Commercial	$324	$5,652	$20,807	$26,783	$226,963	$253,746
Commercial real estate	619	—	6,586	7,205	265,651	272,856
Construction and development	—	—	47,951	47,951	91,008	138,959
Residential real estate:
Mortgage	2,280	1,063	2,026	5,369	144,879	150,248
Home equity	49	237	1,504	1,790	204,401	206,191
Consumer and other	82	97	79	258	14,086	14,344
Total	$3,354	$7,049	$78,953	$89,356	$946,988	$1,036,344

During the three and nine months ended September 30, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for interest rates ranging from 2.0% to 6.0% and periods ranging from ten months to 30 years. Modifications involving an extension of the maturity date were for periods ranging from two months to 12 months.

At September 30, 2011, the Company had $35,765 of loans considered troubled debt restructurings, which are considered impaired loans, compared to $21,555 as of December 31, 2010. As of September 30, 2011, the Company has specifically allocated allowance for loan losses of $524 on $5,315 of loans considered to be troubled debt restructurings. The remaining $30,450 of troubled debt restructurings did not have impaired cash flows or are considered to be collateral dependent and do not have specific allocations of the allowance due to partial charge-offs and the loans being well-collateralized. Management has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

The following table presents loans by class modified as troubled debt restructurings during the nine months ended September 30, 2011:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
September 30, 2011
Commercial	7	$3,653	$3,652
Commercial real estate	7	11,245	11,244
Residential real estate:
Mortgage	11	2,430	2,473
Home equity	1	690	700
Total	26	$18,018	$18,069

The following table presents loans by class modified as troubled debt restructurings during the quarter ended September 30, 2011:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
September 30, 2011
Commercial	4	$3,134	$3,134
Commercial real estate	4	10,240	10,241
Residential real estate: mortgage	6	1,504	1,535
Total	14	$14,878	$14,910

The following table presents loans by class modified as troubled debt restructurings during the twelve month period ended September 30, 2011 for which there was a payment default during the nine months ended September 30, 2011:

	Number of Loans	Recorded Investment
September 30, 2011
Commercial real estate	2	$2,456
Residential real estate: mortgage	2	467
Total	4	$2,923

There were no loans modified as troubled debt restructurings during the twelve month period ended September 30, 2011 for which there was a payment default during the quarter ended September 30, 2011.

A loan is considered to be in payment default once it is 90 days past due under the modified contractual terms. Additionally, loans less than $100 will not be evaluated for impairment under troubled debt restructuring accounting guidance.

The troubled debt restructurings that subsequently defaulted described above did not increase the allowance for loan losses and did not result in any charge-offs during the three and nine months ended September 30, 2011, as these loans were considered to be collateral dependent and well-collateralized.

The terms of certain other loans were modified during the nine months ended September 30, 2011 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of September 30,

2011 of $6,231. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The risk categories of loans were as follows:

	Classified	Pass	Total
September 30, 2011
Commercial	$41,310	$228,560	$269,870
Commercial real estate	15,473	263,015	278,488
Construction and development	32,898	52,908	85,806
Total	$89,681	$544,483	$634,164

December 31, 2010
Commercial	$56,323	$197,423	$253,746
Commercial real estate	15,970	256,886	272,856
Construction and development	77,350	61,609	138,959
Total	$149,643	$515,918	$665,561

The classified construction and development loans decreased to $32.9 million as of September 30, 2011 from $77.4 million as of December 31, 2010, primarily as a result of transfers of loans to other real estate owned.

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

Note 4 - Other Real Estate Owned

Activity in other real estate owned was as follows:

	September 30, 2011	December 31, 2010
Balance, beginning of year	$20,479	$25,994
Acquired through loan foreclosure	50,048	7,502
Reductions due to sales	(27,348)	(7,480)
Write-downs	(3,860)	(5,537)
Balance, period-end	$39,319	$20,479

Other real estate owned is reported net of a valuation allowance of $3,625 as of September 30, 2011 and December 31, 2010. There were no changes in the valuation allowance during the three and nine months ended September 30, 2011.

Note 5 - Financial Instruments with Off-Balance Sheet Risk

Unused lines of credit and other commitments to extend credit not reflected in the financial statements are as follows:

	September 30, 2011			December 31, 2010
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commercial loans and lines of credit	$2,296	$143,184	$145,480	$821	$117,484	$118,305
Check credit lines of credit	880	—	880	919	—	919
Mortgage loans	3,728	—	3,728	5,141	—	5,141
Home equity lines of credit	1,404	133,307	134,711	654	135,767	136,421
Letters of credit	—	11,115	11,115	—	11,814	11,814
Credit card lines of credit	—	37,169	37,169	—	37,483	37,483
Total	$8,308	$324,775	$333,083	$7,535	$302,548	$310,083

Fixed rate commercial loan commitments and lines of credit at September 30, 2011 had interest rates ranging from 4.0% to 7.2% with terms ranging from three months to five years. Fixed rate mortgage loan commitments at September 30, 2011 had interest rates ranging from 4.0% to 5.1% with terms ranging from 15 to 30 years. Fixed rate home equity lines of credit at September 30, 2011 had interest rates ranging from 3.0% to 7.0% with terms ranging from six months to four years. Fixed rate check credit lines of credit at September 30, 2011 had interest rates of 18.0%.

Note 6 - Common Stock in ESOP Subject to Contingent Repurchase Obligation

At September 30, 2011 and December 31, 2010, the Employee Stock Ownership Plan (the “ESOP”) held 89,933 and 90,775 shares of West Suburban common stock, respectively. Upon termination of their employment, participants who elect to receive their benefit distributions in the form of West Suburban common stock may request the Company to purchase, when the Company is legally permitted to purchase its common stock, the common stock distributed at fair market value during two 60-day periods. The first purchase period begins on the date the benefit is distributed and the second purchase period begins on the first anniversary of the distribution date. This contingent repurchase obligation is reflected in the Company’s financial statements as “Common stock in ESOP subject to contingent repurchase obligation” and reduces shareholders’ equity by an amount that represents the independently appraised fair market value of all West Suburban common stock held by the ESOP and allocated to participants, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares.

Note 7 - New Accounting Pronouncements

Adopted Accounting Guidance

In April 2011, the FASB issued the ASU, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This ASU amended Topic 310 and provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a TDR. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. The new guidance requires creditors to evaluate modifications and restructurings of receivables using a more principles-based approach, which may result in more modifications and restructurings being considered troubled debt restructurings. For purposes of measuring impairment of these receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. Adoption of this accounting standard update did not have a material impact on our financial condition, results of operations or financial statement disclosures.

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

The eligible retirement age under the plan is age 62 and the plan is unfunded. Net postretirement benefit costs are summarized in the following tables:

	Nine Months Ended
	September 30,
	2011	2010
Service cost	$23	$26
Interest cost	42	44
Amortization of prior service cost	16	16
Recognized net actuarial gain	17	16
Net periodic benefit cost	$98	$102

	Three Months Ended
	September 30,
	2011	2010
Service cost	$7	$9
Interest cost	14	15
Amortization of prior service cost	6	5
Recognized net actuarial gain	6	6
Net periodic benefit cost	$33	$35

Note 9 - Fair Value of Financial Instruments

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Securities:  The fair value of securities is determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair value is calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair value is calculated using discounted cash flows or other market indicators (Level 3). At September 30, 2011 and December 31, 2010, the Company did not have any securities where the fair value was determined using Level 3 inputs. There were no transfers between Level 1 and Level 2 during the first nine months of 2011 and 2010.

Impaired Loans:  The fair value of impaired loans secured by real estate with specific allocations of the allowance for loan losses is based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Other Real Estate Owned:  Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

Assets and liabilities measured at fair value on a recurring basis and a non-recurring basis are as follows:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2011 Recurring basis
U.S. Treasuries	$10,435	$10,435	$—	$—
U.S. government sponsored enterprises	95,657	—	95,657	—
Mortgage-backed: residential	208,600	—	208,600	—
State and political subdivisions	20,008	—	20,008	—
Corporate	10,133	—	10,133	—
Total securities available for sale	$344,833	$10,435	$334,398	$—

December 31, 2010 Recurring basis
U.S. Treasuries	$91,156	$91,156	$—	$—
U.S. government sponsored enterprises	98,144	—	98,144	—
Mortgage-backed: residential	307,280	—	307,280	—
State and political subdivisions	11,878	—	11,878	—
Corporate	10,108	—	10,108	—
Total securities available for sale	$518,566	$91,156	$427,410	$—

September 30, 2011 Non-recurring basis
Impaired loans:
Commercial	$1,580	$—	$—	$1,580
Commercial real estate	843	—	—	843
Construction and development	2,942	—	—	2,942
Residential real estate:
Mortgage	1,641	—	—	1,641
Home Equity	727	—	—	727
Other real estate owned:
Construction and development	13,766	—	—	13,766
Commercial real estate	873	—	—	873
Residential real estate: mortgage	155	—	—	155

December 31, 2010 Non-recurring basis
Impaired loans:
Commercial	$4,307	$—	$—	$4,307
Commercial real estate	559	—	—	559
Construction and development	16,157	—	—	16,157
Other real estate owned:
Construction and development	10,919	—	—	10,919
Commercial real estate	984	—	—	984

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $8,312 with a valuation allowance of $579 at September 30, 2011. At December 31, 2010, impaired loans had a carrying value of $25,895 with a valuation allowance of $4,872. Provision for loan losses made for impaired loans during the first nine months ended September 30, 2011 and September 30, 2010 was $2,276 and $3,334, respectively.

Other real estate owned, which are at fair value less costs to sell, had a net carrying amount of $14,794, which consisted of the outstanding balance of $18,419, net of a valuation allowance of $3,625 at September 30, 2011. Write-downs on the other real estate owned totaled $3,860 and $1,669 for the first nine months of 2011 and 2010, respectively. At December 31, 2010, other real estate owned had a carrying amount of $11,903, which consisted of the outstanding balance of $15,528, net of a valuation allowance of $3,625.

Carrying values and estimated fair values of the Company’s financial instruments as of September 30, 2011 and December 31, 2010 are set forth in the table below:

	September 30, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents	$171,592	$171,592	$70,690	$70,690
Securities
Available for sale	344,833	344,833	518,566	518,566
Held to maturity	277,637	292,379	215,365	222,761
Federal Home Loan Bank stock	7,599	N/A	7,599	N/A
Loans, less allowance for loan losses	955,301	988,419	1,008,272	1,018,030
Accrued interest receivable	5,660	5,660	5,217	5,217

Financial liabilities
Deposits	1,714,547	1,724,978	1,778,427	1,791,761
Accrued interest payable	2,354	2,354	3,431	3,431

Estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits and variable rate loans or deposits that reprice frequently and fully are each based on carrying value. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to estimated life and credit. Fair value of debt is based on current rates for similar financing. It was not practical to determine the fair value of FHLB stock due to the restrictions placed on its transferability. The fair value of off-balance sheet items is not considered material.

Note 10 - Capital Matters

On January 13, 2011, the Bank agreed with its regulators to maintain minimum capital ratios in excess of the minimum ratios required by applicable federal regulations. The Bank agreed to maintain minimum capital ratios equal to or exceeding 8.00% for Tier 1 capital to average total assets and 12.00% for total capital to risk-weighted assets. As of September 30, 2011, the Bank was in compliance with these heightened regulatory capital requirements. If the Bank is not in compliance with the requirements in the future, the Bank may become subject to additional regulatory actions or restrictions.

At September 30, 2011, the Bank’s Tier 1 capital to average total assets ratio was 8.19%, .19%, or $3.7 million, above the 8.00% level the Bank agreed with its regulators to maintain, and the Bank’s total capital to risk-weighted assets was 13.82%, 1.82%, or $22.8 million, above the 12.00% the Bank agreed with its regulators to maintain.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

At the end of 2007, the United States economy experienced a downturn that has continued into 2011. During this period, the United States economy has experienced heightened unemployment, depressed home values, historically low levels of liquidity in the debt markets and increased volatility in the equity markets. As a result of these conditions, consumer confidence and spending decreased and asset values declined. Like many other financial institutions, the Company’s financial results have been impacted by these challenging economic conditions.

The economic downturn has impacted the entire State of Illinois, including the Company’s primary market area, located in the western suburbs of Chicago, Illinois. According to the Bureau of Labor and Statistics, the

unemployment rate in the State of Illinois at September 30, 2011 was 9.9%. High levels of unemployment have adversely impacted the ability of certain of the Company’s borrowers to meet their ongoing debt obligations. In addition, real estate demand in the Company’s market area remains weak, resulting in declines in the values of the real estate serving as collateral for certain of the Company’s loans.

As a result of the economic downturn in the national and local economies and depressed real estate values, management has focused its attention primarily on improving the performance of the Bank’s loan portfolio. The deterioration in the Bank’s loan portfolio has forced the Bank to increase its allowance for loan losses to a level higher than historical periods to absorb additional losses in the loan portfolio. The Bank’s Board of Directors reviews the level of its allowance for loan losses on a monthly basis. The Board responds as promptly as practical to new developments in the Bank’s loan portfolio, but it often takes time to measure the effect on the Bank’s allowance. Although management has increased the Bank’s allowance for loan losses in response to increasing levels of nonaccrual loans and believes that the allowance for loan losses is a reasonable estimate for probable incurred losses in the loan portfolio, future loan losses in excess of the allowance for loan losses would adversely affect the Bank’s financial condition and results of operations. In addition, as a result of increasing levels of foreclosures, the Bank’s other real estate owned portfolio has remained at a high level in 2011 compared to historical periods, further decreasing the Bank’s interest income. Management believes that the level of the Bank’s other real estate owned portfolio will remain at a high level throughout 2011. Management has had to focus additional time and effort on selling these properties, and the Bank has incurred significant costs in connection with maintaining the properties, including real estate taxes, management fees and insurance costs. Management continues to aggressively pursue sales of the foreclosed assets in the Bank’s portfolio, but due to weak real estate demand in the Bank’s market area, management is not able to dispose of these properties as promptly as desired.

During this difficult economic period the Bank has seen low levels of quality demand for credit. Although concerns over the credit quality in the Bank’s loan portfolio exist, the Bank continues to be willing to make loans to qualified applicants that meet its traditional, prudent lending standards, which have not changed.

In response to the economic downturn, the Federal Reserve has maintained interest rates at historically low levels and has used various forms of monetary policy in an attempt to drive down long-term interest rates. The presence of these historically low interest rates has created net interest challenges for the banking industry in general and the Bank in particular. This interest rate environment has resulted in low-yielding investment opportunities, adding to the downward pressure on the Bank’s interest income. Because management believes that interest rates will increase at some point over the next few years, management has been focused on investments for the Bank’s securities portfolio that are expected to retain their value in a rising rate environment. In addition, movements in general market interest rates are a key element in changes in the Bank’s interest rate margin, and management expects the interest rate environment to remain at historically low levels throughout 2011.

On January 13, 2011, the Bank agreed with its regulators to maintain minimum capital ratios in excess of the minimum ratios required by applicable federal regulations. The Bank agreed to maintain minimum capital ratios equal to or exceeding 8.00% for Tier 1 capital to average total assets and 12.00% for total capital to risk-weighted assets. As of September 30, 2011, the Bank was in compliance with these heightened regulatory capital requirements. If the Bank is not in compliance with the requirements in the future, the Bank may become subject to additional regulatory actions or restrictions.

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

Income Taxes.  The Company is subject to income tax laws of the U.S. and the State of Illinois. These laws are complex and subject to different interpretations by the taxpayer and the various taxing authorities. Management makes certain judgments and estimates about the application of these inherently complex laws when determining the provision for income taxes. Federal and state taxing authorities sometimes aggressively challenge tax positions taken by financial institutions, including positions that may be taken by the Company. During the preparation of the Company’s tax returns, management makes reasonable interpretations of the tax laws which are subject to challenge upon audit by the tax authorities. These interpretations are also subject to reinterpretation based on management’s ongoing assessment of facts and evolving case law.

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

At September 30, 2011 and December 31, 2010, the ESOP held 89,933 and 90,775 shares of West Suburban common stock, respectively. Upon termination of their employment, participants who elect to receive their benefit distributions in the form of West Suburban common stock may request the Company to purchase, when the Company is legally permitted to purchase its common stock, the common stock distributed at fair value. A more detailed discussion concerning this obligation is presented in Note 6 to the Company’s Condensed Consolidated Financial Statements included in this report. At September 30, 2011 and December 31, 2010, this contingent repurchase obligation reduced shareholders’ equity by $26.1 million and $29.9 million, respectively.

Balance Sheet Analysis

Total Assets.  Total consolidated assets at September 30, 2011 decreased 2.9% compared to December 31, 2010, primarily due to decreases in the loan and securities portfolios, which were effectively used to fund the decrease in deposits.

Cash and Cash Equivalents.  Cash and cash equivalents at September 30, 2011 increased 142.7% from December 31, 2010, due to an increase in cash and due from banks and federal funds sold.

Securities.  The Company’s securities portfolio decreased 15.0% during the first nine months of 2011, primarily due to sales of securities available for sale of $187.9 million during the first nine months of 2011 for a gain of $7.8 million. The Company manages its securities portfolio to maximize the return on invested funds within acceptable risk guidelines, to meet pledging and liquidity requirements, and to adjust balance sheet interest rate sensitivity in an effort to insulate net interest income against the impact of interest rate changes. The Company will continue to monitor its level of available for sale and held to maturity securities and will classify new securities purchased in the appropriate category at the time of purchase. Over the past nine months, the Company has taken advantage of the current rate environment and realized gains on sales of available for sale securities with unrealized gain positions which has positively impacted net income and helped fund the decrease in deposits. At September 30, 2011, the Company’s accumulated other comprehensive income due to unrealized gains and losses on securities available for sale was $4.5 million compared to $.6 million at December 31, 2010.

Loans.  Total loans outstanding at September 30, 2011 decreased 5.1% from December 31, 2010, primarily due to decreases in the construction and development and home equity loan portfolios. These decreases were only partially offset by increases in the commercial and commercial real estate loan portfolios through originations. The decrease in the construction and development portfolio was primarily due to the transfer of loans to other real estate owned during the period. The decrease in the home equity loan portfolio was primarily due to payoffs resulting from refinancing activity, as well as a decrease in home equity loan originations. Although the Company experienced growth in the commercial, commercial real estate and mortgage loan portfolios, overall loan demand in the Company’s market area remains low compared to historical periods.

Balances in the Company’s loans are summarized in the following table (dollars in thousands):

	September 30, 2011	December 31, 2010
Commercial	$269,870	$253,746
Commercial real estate	278,488	272,856
Construction and development	85,806	138,959
Residential real estate:
Mortgage	151,528	150,248
Home equity	184,463	206,191
Consumer and other	13,012	14,344
Total	983,167	1,036,344
Allowance for loan losses	(27,866)	(28,072)
Loans, net	$955,301	$1,008,272

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

The Bank held approximately $16.2 million of residential mortgage loans purchased from third party originators as of September 30, 2011. The Bank has not purchased any loans since August 2008. The Bank’s general policy is to originate or purchase only residential mortgage loans that conform to the underwriting standards of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.

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

At September 30, 2011, the allowance for loan losses was $27.9 million, compared to $28.1 million at December 31, 2010. The decrease in the allowance for loan losses was primarily due to a decrease in the specific allowance allocated to impaired loans and the overall decrease in the loan portfolio. The decrease in the specific allowance was a result of charge-offs of impaired loans during the period.

Impaired loans totaled $90.4 million at September 30, 2011, as compared to $135.0 million at December 31, 2010. The allowance for loan losses allocated to impaired loans totaled $.6 million at September 30, 2011 as compared to $4.9 million at December 31, 2010. The relatively low specific reserves on impaired loans is a result of the majority of the impaired loans being sufficiently collateralized and due to the Company recording previous partial charge-offs on impaired loans. As of September 30, 2011, the impaired loan balance of $90.4 million is net of $14.9 million of partial charge-offs recorded in previous periods.

The general reserve as a percent of non-impaired loans was 3.1% at September 30, 2011, as compared to 2.6% at December 31, 2010. The increase in the general reserve as a percent of loans is consistent with the change in the actual historical loss history, management’s review of internal classified loans and management’s expectation of overall economic conditions nationally and in the areas in which the Company operates. Net loan charge-offs were $9.8 million for the nine months ended September 30, 2011 compared to $5.4 million during the same period in 2010.

Nonperforming loans (nonaccrual and loans past due 90 days or more still on accrual) decreased to $56.6 million at September 30, 2011 from $80.5 million at December 31, 2010. This change was primarily due to decreases in nonaccrual loans as a result of $47.9 million in loans being transferred to other real estate owned, as well as $3.7 million in payments on nonaccrual loans and $1.8 million in charge-offs of nonaccrual loans during the first nine months of 2011. Additionally, $3.2 million of loans were brought current during the first nine months of 2011. These decreases to nonaccrual loans were partially offset by $35.0 million of loans being classified as nonaccrual during the first nine months of 2011.

The Company’s ratio of nonperforming loans to total loans was 5.8% at September 30, 2011 and 7.8% at December 31, 2010. The ratio of nonperforming assets (nonperforming loans and other real estate owned) to total assets decreased to 5.0% at September 30, 2011 from 5.1% at December 31, 2010.

The ratio of the allowance for loan losses to total loans was 2.8% at September 30, 2011 and 2.7% at December 31, 2010. The following table presents an analysis of the Company’s nonperforming loans and other real estate owned as of the dates indicated (dollars in thousands):

	September 30, 2011	December 31, 2010
Loans past due 90 days or more still on accrual	$359	$191
Nonaccrual loans	56,244	80,344
Total nonperforming loans	$56,603	$80,535
Nonperforming loans as a percent of total loans	5.8%	7.8%
Allowance for loan losses as a percent of nonperforming loans	49.2%	34.9%
Other real estate owned	$39,319	$20,479
Nonperforming assets as a percent of total assets	5.0%	5.1%

The following table presents an analysis of the Company’s allowance for loan losses for the periods stated (dollars in thousands):

	2011			2010
	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
Provision - quarter	$4,750	$1,818	$3,000	$10,300	$2,875
Provision - year to date	9,568	4,818	3,000	18,725	8,425
Net charge-offs - quarter	3,890	5,024	860	11,222	2,602
Net charge-offs - year to date	9,774	5,884	860	16,575	5,353
Allowance at period end	27,866	27,006	30,212	28,072	28,994
Allowance at period end to total loans	2.8%	2.8%	3.0%	2.7%	2.6%

Other Real Estate Owned.  At September 30, 2011, the Company had $39.3 million in other real estate owned, compared to $20.5 million at December 31, 2010. During the first nine months of 2011, the Company acquired properties with an aggregate carrying value of $50.0 million and sold properties with an aggregate carrying value of $27.3 million. These sales produced a net gain of $.2 million. On a monthly basis, the Company evaluates the carrying value of all other real estate owned properties and takes write-downs on these properties as necessary. During the first nine months of 2011, the Company recorded aggregate write-downs of $3.9 million due to the continued decline in real estate values. The Company is actively marketing the properties it holds in its other real estate owned portfolio in a continuing effort to reduce the size of this portfolio.

Bank-owned Life Insurance.  Bank-owned life insurance at September 30, 2011 decreased 17.9% from December 31, 2010. This decrease was primarily due to the Company surrendering $7.9 million of bank-owned life insurance policies in connection with the termination of certain deferred compensation plans.

Deposits.  Total deposits at September 30, 2011 decreased 3.6% from December 31, 2010 due to decreases in each deposit category with the exception of money market checking and savings deposits. Management believes that due to the current state of the economy, some customers have migrated from non-liquid time deposits to more liquid deposit products such as money market checking and savings deposits. In general, management promotes the Company’s deposit products when it believes appropriate and prices its products in a manner intended to retain the Company’s current customers while maintaining an acceptable net interest margin. As of September 30, 2011, the Company held $21.5 million of deposits related to balances on cards issued by the Bank’s former prepaid solutions group. The Bank is in the process of winding down its issuing bank responsibilities under the prepaid card programs originated by the Bank’s former prepaid solutions group that were transferred, and the Bank expects to reduce the level of, and eventually cease to hold, these deposits. As of September 30, 2011, in accordance with applicable regulatory call report instructions, the Bank reported that it had no brokered deposits.

Balances in the Company’s major categories of deposits are summarized in the following table (dollars in thousands):

	September 30, 2011	December 31, 2010	Dollar Change	Percent Change
Demand-noninterest-bearing	$146,562	$152,064	$(5,502)	(3.6)%
Prepaid solutions card deposits	21,497	29,161	(7,664)	(26.3)%
NOW	335,966	349,246	(13,280)	(3.8)%
Money market checking	430,074	422,465	7,609	1.8%
Savings	364,620	346,539	18,081	5.2%
Time deposits
Less than $100,000	309,877	348,930	(39,053)	(11.2)%
$100,000 and greater	105,951	130,022	(24,071)	(18.5)%
Total	$1,714,547	$1,778,427	$(63,880)	(3.6)%

Prepaid Solutions Cards.  Outstanding balances on prepaid solutions cards, which represent the total of prepaid solutions card deposits and prepaid solutions card liabilities, decreased 6.2% at September 30, 2011 from December 31, 2010. On December 4, 2009, the Company sold its prepaid solutions card division. The Bank remains the card issuing bank under a number of the card programs transferred, although the Bank is in the process of winding down such responsibilities. The outstanding balances on prepaid solutions cards will remain on the Company’s balance sheet for a period of time. The Company no longer records the income and expense associated with the prepaid solutions cards.

CAPITAL RESOURCES

Shareholders’ equity at September 30, 2011 increased 11.3% from December 31, 2010. The increase resulted from net income of $6.7 million, a decrease in the amount reclassified on ESOP shares of $3.8 million and an increase in accumulated other comprehensive income of $3.9 million. In accordance with applicable regulations, the appraised fair market value of West Suburban common stock owned by the ESOP is included in Tier 1 capital.

Banking regulations require the Company and the Bank to maintain minimum capital amounts and ratios. Regulatory capital requirements call for a minimum total risk-based capital ratio of 8% for each of the Company and the Bank, a minimum Tier 1 risk-based capital ratio of 4% for each of the Company and the Bank and a minimum leverage ratio (3% for the most highly rated banks and bank holding companies that do not expect significant growth; all other institutions are required to maintain a minimum leverage capital ratio of 4% to 5% depending on their particular circumstances and risk and growth profiles) for each of the Company and the Bank. On a consolidated basis, West Suburban exceeded these minimum regulatory capital requirements as of September 30, 2011. Bank holding companies and their subsidiaries are generally expected to operate at or above the minimum capital requirements.

On January 13, 2011, the Bank agreed with its regulators to maintain minimum capital ratios in excess of the minimum ratios required by applicable federal regulations. The Bank agreed to maintain minimum capital ratios equal to or exceeding 8.00% for Tier 1 capital to average total assets and 12.00% for total capital to risk-weighted assets. As of September 30, 2011 the Bank was in compliance with these heightened regulatory capital requirements. If the Bank is not in compliance with the requirements in the future, the Bank may become subject to additional regulatory actions or restrictions.

At September 30, 2011, the Bank’s Tier 1 capital to average total assets ratio was 8.19%, .19%, or $3.7 million, above the 8.00% level the Bank agreed with its regulators to maintain, and the Bank’s total capital to risk-weighted assets was 13.82%, 1.82%, or $22.8 million, above the 12.00% the Bank agreed with its regulators to maintain.

As of September 30, 2011 and December 31, 2010, the Bank exceeded the minimum capital ratios required for it to qualify as “well-capitalized” under the regulatory framework for prompt corrective action. There were no conditions or events since September 30, 2011 that management believes would result in a change of the Bank being considered “well-capitalized.”

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

•                  West Suburban has the ability to inject capital into the Bank as West Suburban had $5.1 million in cash on hand at September 30, 2011.

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

The following table sets forth the actual and minimum capital ratios of the Company and the Bank as of the dates indicated (dollars in thousands):

	Actual		Minimum To Be Well- Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
As of September 30, 2011
Total capital (to risk weighted assets)
Company	$177,417	14.10%	N/A	N/A	N/A
Bank (1)	173,818	13.82%	$125,816	10.00%	$48,002
Tier 1 capital (to risk weighted assets)
Company	161,537	12.84%	N/A	N/A	N/A
Bank	157,941	12.55%	75,489	6.00%	82,452
Tier 1 capital (to average assets)
Company	161,537	8.40%	N/A	N/A	N/A
Bank (1)	157,941	8.19%	96,417	5.00%	61,524

As of December 31, 2010
Total capital (to risk weighted assets)
Company	$171,452	12.99%	N/A	N/A	N/A
Bank (1)	160,089	12.22%	$130,993	10.00%	$29,096
Tier 1 capital (to risk weighted assets)
Company	154,808	11.73%	N/A	N/A	N/A
Bank	143,570	10.96%	78,596	6.00%	64,974
Tier 1 capital (to average assets)
Company	154,808	7.93%	N/A	N/A	N/A
Bank (1)	143,570	7.39%	97,124	5.00%	46,446

(1)	The Bank has agreed to maintain, as of March 31, 2011, minimum Tier 1 capital to average assets of 8.00% and total capital to risk-weighted assets of 12.00%.

LIQUIDITY

Effective liquidity management ensures the availability of funding sources at minimum cost to meet fluctuating deposit balances, loan demand needs and to take advantage of earnings enhancement opportunities. A large, stable core deposit base and a strong capital position are the solid foundation of the Company’s liquidity position. Liquidity is enhanced by a securities portfolio structured to provide liquidity as needed. The Company also maintains relationships with correspondent banks to purchase federal funds subject to underwriting and collateral requirements. Additionally, subject to credit underwriting, collateral, capital stock, and other requirements of the Federal Home Loan Bank of Chicago (the “FHLB”), the Company is able to borrow from the FHLB on a “same day” basis. As of September 30, 2011, the Company could have borrowed up to approximately $152 million from the FHLB secured by certain of its real estate loans and securities. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity and maturity schedules of interest-earning assets and interest-bearing liabilities.

Generally, the Company uses cash and cash equivalents to meet its liquidity needs. If the Company’s cash and cash equivalents are not sufficient to meet its liquidity needs, the Company would access the federal funds available for a short period of time. If longer term liquidity is needed, the Company would meet those needs using securities available for sale. As of September 30, 2011 and December 31, 2010, cash and cash equivalents together with securities available for sale collectively represented 27.1% and 30.0% of total assets, respectively.

During the first nine months of 2011, the Company’s cash and cash equivalents increased $100.9 million; net cash provided by operating activities was $11.1 million; net cash provided by investing activities was $148.4 million; and net cash used in financing activities was $58.6 million.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Net Income.  The Company’s net income increased $2.0 million to $6.7 million for the first nine months of 2011 compared to $4.7 million for the first nine months of 2010. The increase was primarily due to an increase in total noninterest income of $6.9 million and was partially offset by an increase in the provision for loan losses of $1.1 million, an increase of income tax expense of $2.3 million and a decrease in net interest income of $1.4 million.

Net Interest Income.  Net interest income (on a fully tax-equivalent basis, assuming a tax rate of 35.0%) decreased 2.8% for the first nine months of 2011 compared to the first nine months of 2010. Net interest income is the primary source of income for the Company. Net interest income is the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by changes in volume and yield on interest-earning assets and interest-bearing liabilities. Interest-earning assets consist of federal funds sold, securities and loans. Interest-bearing liabilities primarily consist of deposits. The net interest margin is the percentage of tax-equivalent net interest income to average earning assets. The Company’s net interest margin (on a fully tax-equivalent basis) was 3.5% for the nine-month periods ended September 30, 2011 and 2010.

Total interest income (on a tax-equivalent basis, assuming a tax rate of 35.0%) decreased 11.7% for the first nine months of 2011 compared to the first nine months of 2010, primarily due to the decrease in total loans and decreasing yields in the Company’s securities portfolio. Average loan balances decreased 17.4% for the first nine months of 2011, and the average yield on the loan portfolio decreased 3 basis points. Average securities balances increased 27.5% for the first nine months of 2011, and the average yield on the securities portfolio decreased 53 basis points. Management decided to sell securities as market rates declined during the first nine months of 2011. A large portion of these securities were sold in order to reduce the Company’s interest rate risk in the securities portfolio. Management’s analysis of these securities indicated that certain higher yielding securities could be sold at a gain and over time the proceeds could be reinvested at lower yields and continue to be accretive to earnings.

Total interest expense decreased 38.4% for the first nine months of 2011 compared to the first nine months of 2010. Lower interest on deposits, resulting from lower yields on interest-bearing deposits, accounted for most of the decrease. The average yield on interest-bearing deposits decreased 45 basis points to .8% for the nine months ended September 30, 2011, from 1.2% for the nine months ended September 30, 2010. Approximately 56% of time deposits are scheduled to mature within one year.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities (on a fully tax-equivalent basis) for the first nine months ended September 30, 2011 as compared to the same period in 2010 (dollars in thousands):

	Change due to		Total
	Volume	Rate	Change
Interest Income
Federal funds sold	$(45)	$9	$(36)
Securities	3,335	(2,234)	1,101
Loans	(7,736)	(253)	(7,989)
Total interest income	(4,446)	(2,478)	(6,924)
Interest Expense
Interest-bearing deposits	(205)	(5,476)	(5,681)
Other interest-bearing liabilities	(41)	42	1
Total interest expense	(246)	(5,434)	(5,680)
Net interest income	$(4,200)	$2,956	$(1,244)

The following table presents an analysis of the Company’s year-to-date average interest-earning assets, demand-noninterest-bearing deposits and interest-bearing liabilities as of the dates indicated (dollars in thousands):

	2011			2010
	September 30	June 30	March 31	December 31	September 30
Federal funds sold	$8,857	$311	$205	$22,517	$29,962
Securities	719,565	742,770	728,045	582,753	564,574
Loans	925,061	934,552	958,013	1,094,309	1,119,951
Total interest-earning assets	$1,653,483	$1,677,633	$1,686,263	$1,699,579	$1,714,487

Demand-noninterest-bearing deposits	$174,538	$172,973	$172,582	$163,906	$159,714
Interest-bearing deposits	1,585,176	1,595,997	1,593,572	1,612,782	1,620,743
Total deposits	$1,759,714	$1,768,970	$1,766,154	$1,776,688	$1,780,457
Total interest-bearing liabilities	$1,592,538	$1,604,634	$1,602,019	$1,620,067	$1,620,743

Provision for Loan Losses.  A provision for loan loss is recorded when the Company’s evaluation of the general and specific reserve categories of the allowance for loan loss are not deemed sufficient to absorb probable incurred credit losses in the loan portfolio. Provision for loan losses increased $1.1 million for the first nine months of 2011 compared to the first nine months of 2010.  A more detailed discussion of the allowance for loan losses is presented in the Allowance for Loan Losses and Asset Quality section of this report.

Noninterest Income.  Total noninterest income increased 66.7% for the first nine months of 2011 compared to the first nine months of 2010. In the first nine months of 2011, the Company recorded $7.8 million in gains on sales of investment securities, which accounted for most of this increase. Service fees on deposit accounts decreased $.7 million primarily due to decreased fees associated with the overdraft honor program.

Noninterest Expense.  Total noninterest expense remained flat for the first nine months of 2011 compared to the first nine months of 2010. Other real estate owned expense increased $2.1 million primarily due to increased write-downs during the 2011 period. FDIC assessment expense decreased $1.0 million primarily due to changes in the assessment calculation. Furniture and equipment expense decreased $.3 million primarily due to reduced depreciation expense. Professional fees expense decreased $.5 million primarily due to reduced costs associated with regulatory compliance issues and lending. Loan administration expense decreased $.4 million due to reduced expenses incurred in the 2011 period for real estate tax payments on collateral securing nonaccrual commercial, commercial real estate and construction and development loans. VISA cardholder expense decreased $.1 million primarily due to reduced cardholder service expense.

Income Taxes.  Income tax expense increased $2.3 million for the first nine months of 2011 compared to the first nine months of 2010. The effective tax rates for the first nine months of 2011 and 2010 were 34.8% and 21.7%, respectively. The increase was due to the higher pre-tax income and its impact on the ratio of pre-tax income to pre-tax income subject to income taxes. Furthermore, the Company surrendered a portion of the bank-owned life insurance tied to the deferred compensation plan in the third quarter of 2011, which resulted in the Company incurring additional tax expense on the life to date earnings of the surrendered bank-owned life insurance. Additionally, a higher blended tax rate in 2011 as compared to 2010 due to an increase in the State of Illinois income tax rate also had the effect of increasing the effective tax rate.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Net Income.  The Company’s net income decreased $1.6 million to $.2 million for the third quarter of 2011 compared to $1.8 million for the third quarter of 2010. The decrease was primarily due to a decrease in net interest income of $1.4 million, an increase in total noninterest expense of $.6 million and an increase in the provision for loan losses of $1.9 million. These changes were partially offset by an increase to total noninterest income of $2.2 million.

Net Interest Income.  Net interest income (on a fully tax-equivalent basis) decreased 8.3% for the third quarter of 2011 compared to the third quarter of 2010. The Company’s net interest margin (on a fully tax-equivalent basis) was 3.4% and 3.6% for the third quarter of 2011 and 2010, respectively.

Total interest income (on a tax-equivalent basis) decreased 14.6% for the third quarter of 2011 compared to the third quarter of 2010, primarily due to the decrease in total loans and decreasing yields in the Company’s securities portfolio. Average securities balances increased 11.9% for the third quarter of 2011, and the average yield on the securities portfolio decreased 50 basis points. Average loan balances decreased 16.5% for the third quarter of 2011 and the average yield on the loan portfolio decreased 8 basis points.

Total interest expense decreased 36.1% for the third quarter of 2011 compared to the third quarter of 2010. Lower interest on deposits, resulting from lower yields on interest-bearing deposits, accounted for most of the decrease. The average yield on interest-bearing deposits decreased 38 basis points to .7% for the third quarter of 2011, from 1.1% for the third quarter of 2010.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities (on a fully tax-equivalent basis) for the third quarter of 2011 as compared to the same period in 2010 (dollars in thousands):

	Change due to		Total
	Volume	Rate	Change
Interest Income
Federal funds sold	$99	$(83)	$16
Securities	488	(763)	(275)
Loans	(2,418)	(218)	(2,636)
Total interest income	(1,831)	(1,064)	(2,895)
Interest Expense
Interest-bearing deposits	(89)	(1,534)	(1,623)
Total interest expense	(89)	(1,534)	(1,623)
Net interest income	$(1,742)	$470	$(1,272)

The following table presents an analysis of the Company’s quarterly average interest-earning assets, demand-noninterest-bearing deposits and interest-bearing liabilities as of the dates indicated (dollars in thousands):

	September 30, 2011	September 30, 2010
Federal funds sold	$25,670	$256
Securities	673,911	602,342
Loans	918,256	1,099,235
Total interest-earning assets	$1,617,837	$1,701,833

Demand-noninterest-bearing deposits	$177,610	$165,217
Interest-bearing deposits	1,563,896	1,612,464
Total deposits	$1,741,506	$1,777,681
Total interest-bearing liabilities	$1,568,864	$1,612,464

Provision for Loan Losses.  Provision for loan losses increased $1.9 million for the third quarter of 2011 compared to the third quarter of 2010.  The provision for loan losses of $4.8 million for the third quarter of 2011 was a result of the impact of net charge-offs on the general portion of the allowance for loan losses. A more detailed discussion of the allowance for loan losses is presented in the Allowance for Loan Losses and Asset Quality section of this report.

Noninterest Income.  Total noninterest income increased 54.6% for the third quarter of 2011 compared to the third quarter of 2010. In the third quarter of 2011, the Company recorded $3.0 million in gains on sales of investment securities compared to $.3 million in the third quarter of 2010. This increase accounted for most of the increase to total noninterest income. Service fees on deposit accounts decreased $.1 million primarily due to decreased fees associated with the overdraft honor program. Bank-owned life insurance income decreased $.3 million for the third quarter of 2011 compared to the third quarter of 2010. This fluctuation was due to a reduction in the outstanding bank-owned life insurance balance.

Noninterest Expense.  Total noninterest expense increased 4.5% for the third quarter of 2011 compared to the third quarter of 2010. Other real estate owned expense increased $2.1 million primarily due to increased write-downs during the 2011 period. FDIC assessment expense decreased $.8 million primarily due to changes in the assessment calculation. Professional fees expense decreased $.2 million primarily due to reduced costs associated with regulatory compliance issues and lending. Loan administration expense increased $.1 million due to higher expenses incurred in the 2011 period for real estate tax payments on collateral securing nonaccrual commercial, commercial real estate and construction and development loans. VISA cardholder expense decreased $.2 million primarily due to reduced cardholder service expense and reduced quarterly accrual expense.

Income Taxes.  Income tax expense remained flat for the third quarter of 2011 compared to the third quarter of 2010. Decreases in net income were offset to some extent by an increase in the effective tax rate. The effective tax rates for the third quarter of 2011 and 2010 were 59.8% and 16.2%, respectively. The increase was due to the higher pre-tax income and its impact on the ratio of pre-tax income to pre-tax income subject to income taxes. Furthermore, the Company surrendered a portion of the bank-owned life insurance tied to the deferred compensation plan in the third quarter of 2011, which resulted in the Company incurring additional tax expense on the life to date earnings of the surrendered bank-owned life insurance. Additionally, a higher blended tax rate in 2011 as compared to 2010 due to an increase in the State of Illinois income tax rate also had the effect of increasing the effective tax rate.

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

Presented below are the Company’s projected changes in net interest income over a twelve-month horizon for the various rate shock levels as of the periods indicated (dollars in thousands):

September 30, 2011	Amount	Dollar Change	Percent Change
+200 basis points	$49,935	$(2,111)	(4.1)%
+100 basis points	50,215	(1,831)	(3.5)%
Base	52,046	—	—
-100 basis points	47,427	(4,619)	(8.9)%
-200 basis points	45,052	(6,994)	(13.4)%

December 31, 2010	Amount	Dollar Change	Percent Change
+200 basis points	$56,061	$(3,246)	(5.5)%
+100 basis points	56,799	(2,508)	(4.2)%
Base	59,307	—	—
-100 basis points	53,338	(5,969)	(10.1)%
-200 basis points	49,072	(10,235)	(17.3)%

In a falling rate environment, the Company is projected to have a decrease in net interest income.  However, it is not possible for many of the Company’s deposit rates to fall 100 or 200 basis points due to their current rates already being below 100 basis points at September 30, 2011.  The target federal funds rate is currently set by the Federal Reserve at a rate between 0 and 25 basis points. As a result, a 200 basis point decline in overall rates would only have between a 0 and 25 basis point decline in both federal funds and the prime rate.  Further, other rates that are currently below 1% or 2% (e.g. U.S. Treasuries and LIBOR) would not fall below 0% with an overall 100 or 200 basis point decrease in rates. Many of the Company’s variable rate loans are set to an index tied to prime, federal funds or LIBOR, and as a result, a further decrease in rates would not have a substantial impact on loan yields. Accordingly, management believes that the analyses resulting from 100 and 200 basis point downward changes are not meaningful in light of current interest rate levels.

ITEM 4.                 CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board and Chief Executive Officer and the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2011. Based on that evaluation, the Company’s Chairman of the Board and Chief Executive Officer and the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified.

There have been no significant changes to the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.                 LEGAL PROCEEDINGS

On September 15, 2011, plaintiff Joao Bock Transaction Systems, LLC filed a complaint alleging patent infringement against the Bank and a number of other banking institutions. The complaint seeks injunctive relief and unspecified monetary damages. The lawsuit alleges that the Bank and the other defendants infringe on the plaintiff’s patent in connection with certain banking services offered by the banks. As of the date of this filing, the litigation is at a very early stage. Accordingly, although the Bank intends to vigorously contest the allegations in the complaint, the Company is not able to provide guidance or any assurances with respect to whether the Bank will be successful in defending the litigation.

Other than as described above, there are no material pending legal proceedings to which the Company is a party other than ordinary course, routine litigation incidental to the Company’s business.

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

Date: November 2, 2011
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

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and September 30, 2010; (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2011 and September 30, 2010; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

* As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.