Form 10-K
period 2011-12-31
WEST SUBURBAN BANCORP INC
filed 2012-03-13
CIK 805080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from               to

Commission File Number 000 — 17609

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate fair value of voting common stock of Registrant held by non-affiliates as of June 30, 2011 was $73,988,980.(1)

At March 1, 2012, the total number of shares of Common Stock outstanding was 426,850.

Documents Incorporated by Reference:

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2011, which is included as Exhibit 13 to this Form 10-K, are incorporated by reference into Parts I, II and IV hereof, to the extent indicated herein. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 2012 are incorporated by reference in Part III hereof, to the extent indicated herein.

(1)         Based on the last independently appraised fair value of the Registrant’s common stock as of March 1, 2012 and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of common stock of Registrant.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, those set forth in the “Risk Factors” section included under Item 1A of this report and the following:

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

•            The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, taxation, insurance and monetary and financial matters, as well as any laws and regulations otherwise affecting the Company, including the Dodd-Frank Reform and Wall Street Consumer Protection Act and other laws and regulations intended to address recent stresses in the U.S. and global financial markets, national security and money laundering.

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

•            The ability of the Company to compete with other financial institutions as effectively as the Company currently intends due to the competitive pressures in the financial services sector.

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

•            The costs, effects and outcomes of existing or future litigation and disputes with third parties, including claims in connection with collection actions, employment matters and sales of business units.

•            Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board, the Public Company Accounting Oversight Board and the Securities and Exchange Commission.

•            The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission, including the risk factors included under Item 1A of this report.

PART I

ITEM 1.                  BUSINESS

REGISTRANT AND ITS SUBSIDIARY

West Suburban Bancorp, Inc., an Illinois corporation organized in 1986, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the parent company of West Suburban Bank.

The Bank is headquartered in Lombard, Illinois, and, as of December 31, 2011, maintained 36 full-service branches, six limited-service branches and four departments providing insurance, financial and other services for the convenience of the customers of the Bank throughout the western suburbs of Chicago. Due to the nature of the market areas served by the Bank, the Bank provides a wide range of financial services to individuals and small- to medium-sized businesses. The western suburbs of Chicago have a diversified economy with many corporate headquarters and numerous small- to medium-sized industrial and non-industrial businesses.

The following table sets forth financial and other information concerning the Bank as of and for the year ended December 31, 2011 (dollars in thousands):

Year Formed/Year
Affiliated with	Number of	Total	Shareholders’	Net	Return on Average
West Suburban	Locations	Assets	Equity	Income	Assets	Equity
West Suburban Bank (1962/1988)	43	$1,928,025	$162,690	$8,047	0.42%	5.05%

The Bank engages in a general full-service retail banking business and offers a broad variety of consumer and commercial products and services, including deposit accounts and secured and unsecured loan originations. For all customers, the Bank offers checking, savings and money market accounts, as well as time deposits. The transaction accounts and time deposits are tailored to the Bank’s market area at rates competitive with those offered in the western suburbs of Chicago. The Bank focuses on traditional, retail deposits from residents and businesses in its market area. As of December 31, 2011, the Bank had no brokered deposits.

For consumers, the Bank offers installment loans (auto and personal loans), real estate loans and lines of credit (home equity lines of credit and lines of credit offered under credit card accounts). For commercial clients, the Bank provides loans for a variety of general commercial purposes, including financing for commercial and industrial projects which can consist of equipment financing and revolving lines of credit. Additionally, the Bank provides financing for income producing commercial real estate, owner-occupied real estate and construction and development. The Bank held approximately $16.1 million of residential mortgage loans purchased from third party originators as of December 31, 2011. The Bank has not purchased any loans since August 2008. The Bank’s general policy is to originate only residential mortgage loans that conform with the underwriting standards of the Federal National Mortgage Association and which would qualify for sale into the secondary mortgage market. The Bank does not originate, and it has no current plans to originate, subprime, alt-A, no documentation or stated income loans. Although there is no industry standard definition of “subprime loans,” the Bank categorizes certain loans as subprime for its purposes using a set of factors that the Bank’s management believes are consistent with industry practice, relating to, among other things, credit ratings, ratios of debt to income, ratios of loan to value and loan amounts.

The Bank also offers insurance services through West Suburban Insurance Services, Inc., land trust services and safe deposit box rentals. The Bank provides extended banking hours, including Sunday hours and 24-hour banking through a proprietary network of 54 automated teller machines, Tele-Bank 24 (a bank-by-phone system) and online banking at www.westsuburbanbank.com. Other consumer related services are also available, including investment products and Visa debit and credit cards through West Suburban Bank card services.

All of the Company’s products and services are directly or indirectly related to the business of retail banking and all activity is reported as one segment of operations. For the years ended December 31, 2011, 2010 and 2009, the Company had interest income of $67.9 million, $76.2 million and $82.1 million, respectively, and net income (loss) of $7.8 million, $1.2 million and $(.8 million), respectively. The Company had total assets of $1.9 billion and $2.0 billion as of December 31, 2011 and 2010, respectively.

Like many other community banks, the Bank’s results for the year ended December 31, 2011 continued to be impacted by current economic conditions. Although the Bank’s total deposits as of December 31, 2011 decreased 2.2% compared to December 31, 2010, the Bank’s total loans decreased 5.0% over the same period as a result of lower loan demand and an increase in charge-offs and transfers to other real estate owned. In 2011, the demand in the Bank’s market area for high quality loans that meet the Bank’s prudent lending standards continued to be weak.

The Bank experienced an increase in defaults and foreclosures in 2011, primarily in its commercial, construction and development and residential real estate loan portfolios. The Bank’s nonaccrual loans decreased from $80.3 million at the end of 2010 to $53.1 million at the end of 2011. The decrease in nonaccrual loans resulted in a decrease in the ratio of nonperforming assets to total assets to 4.0% at December 31, 2011 from 5.2% at December 31, 2010. Net loan charge-offs were $12.4 million and $16.6 million in 2011 and 2010, respectively. The Bank employs a group of experienced lenders to manage problem assets in its market area. Proactive management of loans is a high priority with the Bank’s senior management.

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

COMPETITION

The Company encounters competition in all areas of its business pursuits. It competes for loans, deposits, fiduciary and other services with financial and other institutions located both within and outside of its market area. The Company estimates that there are 116 other financial institutions operating over 824 separate banking offices within the Company’s market area. The Company also faces competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services. In order to compete effectively, develop its market base, maintain flexibility and move in pace with changing economic, technological and social conditions, the Company continuously refines and develops its products and services. The principal methods of competition in the financial services industry are price, service and convenience.

EMPLOYEES

At December 31, 2011, the Company employed 534 employees (474 full-time equivalent employees). The Company believes that its relationship with its employees is good. None of the Company’s employees are covered by a collective bargaining agreement with the Company.

SUPERVISION AND REGULATION

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Illinois Department of Financial and Professional Regulation (the “DFPR”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”) and the newly-created Bureau of Consumer Financial Protection (the “Bureau”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (the “FASB”) and securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the operations and results of the Company and Bank, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

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

In addition, the Company and Bank are subject to regular examination by their respective regulatory authorities, which results in examination reports and ratings (that are not publicly available) that can impact the conduct and growth of business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

The following is a summary of the material elements of the current supervisory and regulatory framework applicable to the Company and the Bank. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory or regulatory provision.

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

Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies. Some of the required regulations have been issued and some have been released for public comment, but many have yet to be released in any form. Furthermore, while the reforms primarily target systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. Management of the Company and Bank will continue to evaluate the effect of the changes; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of the Company and the Bank.

The Heightened Importance of Capital

While capital has historically been one of the key measures of the financial health of both holding companies and depository institutions, its role is becoming fundamentally more important in the wake of the financial crisis. Not only will capital requirements increase, but the type of instruments that constitute capital will also change, and, as a result of the Dodd-Frank Act, after a phase-in period, bank holding companies will have to hold capital under rules as stringent as those for insured depository institutions. Moreover, the actions of the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, to reassess the nature and uses of capital in connection with an initiative called “Basel III,” discussed below, will have a significant impact on the capital requirements applicable to U.S. bank holding companies and depository institutions.

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

The capital requirements described above are minimum requirements. Federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities may qualify for expedited processing of other required notices or applications and may accept brokered deposits. Additionally, one of the criteria that determines a bank holding company’s eligibility to operate as a financial holding company (see “—Acquisitions, Activities and Changes in Control” below) is a requirement that all of its depository institution subsidiaries be “well-capitalized.” Under the Dodd-Frank Act, that requirement is extended such that, as of July 21, 2011, bank holding companies, as well as their depository institution subsidiaries, had to be well-capitalized in order to operate as financial holding companies. Under the capital regulations of the Federal Reserve and FDIC, in order to be “well-capitalized,” a banking organization must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

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

On January 13, 2011, the Bank agreed with its regulators to maintain minimum capital ratios in excess of the minimum ratios required by applicable federal regulations. Specifically, the Bank agreed to maintain minimum capital ratios equal to or exceeding 8.00% for Tier 1 capital to average total assets and equal to or exceeding 12.00% for total capital to risk-weighted assets. The Bank was in compliance with these capital requirements at December 31, 2011.

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

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement to a strengthened set of capital requirements for banking organizations in the United States and around the world, known as Basel III. The agreement is currently supported by the U.S. federal banking agencies. As agreed to, Basel III is intended to be fully-phased in on a global basis on January 1, 2019. Basel III requires, among other things: (i) a new required ratio of minimum common equity equal to 7% of total assets (4.5% plus a capital conservation buffer of 2.5%); (ii) an increase in the minimum required amount of Tier 1 capital from the current level of 4% of total assets to 6% of total assets; (iii) an increase in the minimum required amount of total capital, from the current level of 8% to 10.5% (including 2.5% attributable to the capital conservation buffer). The purpose of the conservation buffer (to be phased in from January 2016 until January 1, 2019) is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. There will also be a required countercyclical buffer to achieve the broader goal of protecting the banking sector from periods of excess aggregate credit growth.

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

Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, as of July 21, 2011, bank holding companies must be well-capitalized in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “—The Heightened Importance of Capital” above.

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

Capital Requirements. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines, as affected by the Dodd-Frank Act and Basel III. For a discussion of capital requirements, see “—The Heightened Importance of Capital” above. If capital levels fall below the minimum required levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

Emergency Economic Stabilization Act of 2008 and the TARP Capital Purchase Program. Events in the U.S. and global financial markets over the past several years, including the deterioration of the worldwide credit markets, have created significant challenges for financial institutions throughout the country. In response to this crisis affecting the U.S. banking system and financial markets, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “EESA”). The EESA authorized the Secretary of the Treasury to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system. Financial institutions participating in certain of the programs established under the EESA are required to adopt the Treasury’s standards for executive compensation and corporate governance.

On October 14, 2008, the Treasury announced that it would provide Tier 1 capital (in the form of perpetual preferred stock) to eligible financial institutions. This program, known as the TARP Capital Purchase Program (the “CPP”), allocated $250 billion from the $700 billion authorized by the EESA to the Treasury for the purchase of senior preferred shares from qualifying financial institutions. Under the program, eligible institutions were able to sell equity interests to the Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets. The Company did not participate in the CPP.

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

Corporate Governance. The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. public companies. The Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

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

On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. On December 30, 2009, the Bank prepaid the FDIC $10.1 million in assessments. The FDIC determined each institution’s prepaid assessment based on its: (i) actual September 30, 2009 assessment base, increased quarterly by a 5% annual growth rate through the fourth quarter of 2012; and (ii) total base assessment rate in effect on September 30, 2009, increased by an annualized three basis points beginning in 2011. The FDIC began to offset prepaid assessments on March 30, 2010, representing payment of the regular quarterly risk-based deposit insurance assessment for the fourth quarter of 2009. Any prepaid assessment not exhausted after collection of the amount due on June 30, 2013, will be returned to the institution.

Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. This change may shift the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The FDIC is given until September 3, 2020 to meet the 1.35 reserve ratio target. Several of these provisions could increase the Bank’s FDIC deposit insurance premiums.

The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor, retroactive to January 1, 2009. Furthermore, the legislation provides that non-interest bearing transaction accounts have unlimited deposit insurance coverage through December 31, 2012. This temporary unlimited deposit insurance coverage replaces the Transaction Account Guarantee Program (“TAGP”) that expired on December 31, 2010. It covers all depository institution noninterest-

bearing transaction accounts, but not low interest-bearing accounts. Unlike TAGP, there is no special assessment associated with the temporary unlimited insurance coverage, nor may institutions opt-out of the unlimited coverage.

FICO Assessments. The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2011, the FICO assessment rate was approximately .01% of deposits. A rate reduction to .0068% began with the fourth quarter of 2011 to reflect the change from an assessment base computed on deposits to an assessment base computed on assets as required by the Dodd-Frank Act.

Supervisory Assessments. Illinois-chartered banks are required to pay supervisory assessments to the DFPR to fund its operations. The amount of the assessment paid by an Illinois bank to the DFPR is calculated on the basis of the institution’s total assets, including consolidated subsidiaries, as reported to the DFPR. During the year ended December 31, 2011, the Bank paid supervisory assessments to the DFPR totaling $.2 million.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—The Heightened Importance of Capital” above.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the Illinois Banking Act, the Bank generally may not pay dividends in excess of its net profits.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2011. As of December 31, 2011, approximately $2.2 million was available to be paid as dividends by the Bank. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice. The Bank has been notified by the FDIC and the DFPR that it cannot pay dividends without the consent of the FDIC and DFPR.

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

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) has historically been permitted only in those states the laws of which expressly authorize such expansion. However, the Dodd-Frank Act permits well-capitalized banks to establish branches across state lines without these impediments.

State Bank Investments and Activities. The Bank is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Illinois law. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

Transaction Account Reserves. Federal Reserve regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2012: the first $11.5 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $11.5 million to $71.0 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $71.0 million, a reserve ratio will be assessed. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

Consumer Financial Services. There are numerous developments in federal and state laws regarding consumer financial products and services that impact the Bank’s business. Importantly, the current structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011 when the new Consumer Financial Protection Bureau commenced operations to supervise and enforce consumer protection laws. The Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Bureau has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like the Bank, will continue to be examined by their applicable bank regulators. The Dodd-Frank Act also generally weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws. It is unclear what changes will be promulgated by the Bureau and what effect, if any, such changes would have on the Bank.

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

Foreclosure and Loan Modifications. Federal and state laws further impact mortgage foreclosures and loan modifications, many of which laws have the effect of delaying or impeding the foreclosure process on real estate secured loans in default. Mortgages on commercial property can be modified, such as by reducing the principal amount of the loan or the interest rate, or by extending the term of the loan, through plans confirmed under Chapter 11 of the Bankruptcy Code. In recent years legislation has been introduced in Congress that would amend the Bankruptcy Code to permit the modification of mortgages secured by residences, although at this time the enactment of such legislation is not in prospect. The scope, duration and terms of potential future legislation with similar effect continue to be discussed.

Illinois has enacted several laws that impact the timing of foreclosures and encourage loan modification efforts, and there is momentum for further legislation to prevent foreclosures through loss mitigation and ensure that documents submitted to the court are authentic and free from deceit and fraud in light of the settlement reached in early February of 2012 by 49 state attorneys general and the federal government with the country’s five largest loan servicers: Ally/GMAC, Bank of America, Citi, JPMorgan Chase, and Wells Fargo. Every state except Oklahoma signed on to the settlement. The settlement will provide as much as $25 billion in relief to distressed borrowers in the states who signed on to the settlement; and direct payments to signing states and the federal government. The agreement settles state and federal investigations finding that the country’s five largest loan servicers routinely signed foreclosure related documents outside the presence of a notary public and without really knowing whether the facts they contained were correct and holds the banks accountable for their wrongdoing on robo-signing and mortgage servicing. The agreement settles only some aspects of the banks’ conduct related to the financial crisis (foreclosure practices, loan servicing, and origination of loans). State cases against the rating agencies and bid-rigging in the municipal bond market, for example, continue.

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

EXECUTIVE OFFICERS OF WEST SUBURBAN

The names and ages of the executive officers of West Suburban, along with a brief description of the business experience of each person during the past five years, and certain other information is set forth below:

Name (Age) and Position and Offices with West Suburban (year first elected to office)	Principal Occupations and Employment for Past Five Years and Other Information

Kevin J. Acker (62) Chairman of the Board and Chief Executive Officer (1993) and Vice President (1986)	Senior Vice President, Marketing of the Bank since 1997

Keith W. Acker (62) Chief Operations Officer (1996)	Director, President and Trust Officer of the Bank since 1986

Duane G. Debs (55) President (1997) and Chief Financial Officer (1993)	Senior Vice President, Trust Officer of the Bank since 1997 and Vice President, Comptroller of the Bank since 1987

Michael P. Brosnahan (62) Vice President (1997)	Senior Vice President, Lending of the Bank since 1989

STATISTICAL DATA

The statistical data required by Exchange Act Industry Guide 3, “Statistical Disclosure By Bank Holding Companies,” has been incorporated by reference from the Company’s 2011 Annual Report to Shareholders (attached as Exhibit 13 hereto) or is set forth below. This data should be read in conjunction with the Company’s 2011 Consolidated Financial Statements and related notes, and the discussion included in Management’s Discussion and Analysis of Financial Condition and Results of Operations as set forth in the Company’s 2011 Annual Report to Shareholders.

Securities

The following table sets forth by category the amortized cost of securities at December 31 (dollars in thousands):

	2011	2010	2009
Available for sale
U.S. Treasuries	$9,865	$92,712	$—
U.S. government sponsored enterprises	65,784	99,705	49,621
Mortgage-backed: residential	298,324	303,229	139,151
States and political subdivisions	49,733	11,726	10,367
Corporate	23,790	10,217	—
Total securities available for sale	447,496	517,589	199,139
Held to maturity
U.S. Treasuries	30,005	9,956	—
U.S. government sponsored enterprises	31,623	21,656	41,199
Mortgage-backed: residential	163,926	136,095	178,129
States and political subdivisions	33,481	47,658	46,580
Total securities held to maturity	259,035	215,365	265,908
Federal Home Loan Bank stock	7,599	7,599	7,599
Total securities	$714,130	$740,553	$472,646

The following table sets forth, by contractual maturity, the amortized cost and weighted average yield of debt securities available for sale at December 31, 2011. Although the mortgage-backed: residential securities are listed by contractual maturity, the effective maturity is significantly shorter due to regularly scheduled payments and prepayments of principal. Yields on tax-exempt securities represent tax equivalent yields, net of premium amortization and discount accretion (dollars in thousands):

	U.S. Treasuries		U.S. Government Sponsored Enterprises		Mortgage-backed: Residential		States and Political Subdivisions		Corporate
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Within 1 year	$—	—%	$—	—%	$—	—%	$284	0.94%	$—	—%
After 1 year but within 5 years	—	—%	55,881	2.30%	1,533	3.07%	20,850	2.79%	23,790	2.39%
After 5 years but within 10 years	9,865	2.12%	9,903	2.24%	88,886	2.19%	14,126	4.12%	—	—%
After 10 years	—	—%	—	—%	207,905	2.30%	14,473	5.32%	—	—%
Total	$9,865	2.12%	$65,784	2.29%	$298,324	2.27%	$49,733	3.89%	$23,790	2.39%

Income on Federal Home Loan Bank stock is dependent on the declaration of dividends by the Federal Home Loan Bank.

The following table sets forth, by contractual maturity, the amortized cost and weighted average yield of securities held to maturity at December 31, 2011. Although the mortgage-backed: residential securities are listed by contractual maturity, the effective maturity is significantly shorter due to regularly scheduled payments and prepayments of principal. Yields on tax-exempt securities represent tax equivalent yields, net of premium amortization and discount accretion (dollars in thousands):

	U.S. Treasuries		U.S. Government Sponsored Enterprises		Mortgage-backed: Residential		States and Political Subdivisions
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Within 1 year	$—	—%	$—	—%	$—	—%	$292	4.03%
After 1 year but within 5 years	9,966	2.61%	31,623	2.78%	7,380	3.91%	22,698	2.76%
After 5 years but within 10 years	20,039	3.19%	—	—%	55,854	4.06%	5,001	5.61%
After 10 years	—	—%	—	—%	100,692	3.38%	5,490	6.11%
Total	$30,005	2.99%	$31,623	2.78%	$163,926	3.64%	$33,481	3.75%

The Company held one municipal security with a carrying value of $19.0 million and $30.0 million at December 31, 2011 and 2010, respectively, that was in excess of 10% of the Company’s shareholders’ equity. The security was issued by a local municipality, is a general obligation bond, and is classified by the Company as held to maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Approximately $57.1 million of securities are callable in 2012. Most of these callable securities were issued by U.S. government sponsored enterprises.

Loan Portfolio

The following table sets forth the major loan categories at December 31 (dollars in thousands):

	2011	2010	2009	2008	2007
Commercial	$278,969	$253,746	$267,432	$288,234	$270,293
Commercial real estate	284,065	272,856	280,442	276,995	249,836
Construction and development	79,197	138,959	175,186	161,532	191,952
Residential real estate:
Mortgage	150,186	150,248	219,551	242,947	224,755
Home equity	178,819	206,191	232,607	257,150	272,098
Held for sale	1,192	—	—	1,768	350
Consumer and other	11,715	14,344	18,379	20,547	26,556
Total	984,143	1,036,344	1,193,597	1,249,173	1,235,840
Allowance for loan losses	(27,584)	(28,072)	(25,922)	(15,578)	(9,269)
Loans, net	$956,559	$1,008,272	$1,167,675	$1,233,595	$1,226,571

The following table sets forth the maturity and interest rate sensitivity of selected loan categories at December 31, 2011 (dollars in thousands):

	Remaining Maturity
	One year or less	One to five years	Over five years	Total
Commercial	$193,829	$67,900	$17,240	$278,969
Construction and development	78,573	624	—	79,197
Other loans	37,713	137,952	450,312	625,977
Total	$310,115	$206,476	$467,552	$984,143

Variable rate	$268,164	$90,656	$299,024	$657,844
Fixed rate	41,951	115,820	168,528	326,299
Total	$310,115	$206,476	$467,552	$984,143

Nonperforming Loans

The following table sets forth the aggregate amount of nonperforming loans and selected ratios at December 31 (dollars in thousands):

	2011	2010	2009	2008	2007
Loans past due 90 days or more still on accrual	$286	$191	$790	$1,705	$480
Nonaccrual loans	53,058	80,344	38,038	23,569	2,297
Total nonperforming loans	53,344	80,535	38,828	25,274	2,777
Other real estate	23,505	20,479	25,994	4,658	824
Total nonperforming assets	$76,849	$101,014	$64,822	$29,932	$3,601
Loans not included above which are troubled debt restructurings	$36,435	$19,649	$8,601	$—	$—
Nonperforming loans as a percent of total loans	5.4%	7.8%	3.3%	2.0%	0.2%
Nonperforming assets as a percent of total assets	4.0%	5.1%	3.3%	1.6%	0.2%

The Company’s general policy is to discontinue accruing interest on a loan when it becomes 90 days past due or on an earlier date if management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of principal or interest is doubtful. In some circumstances, a loan that is more than 90 days past due can remain on accrual status if it is fully secured and in process of collection. When a loan is classified as nonaccrual, interest previously accrued but not collected is charged back to interest income. When payments are received on nonaccrual loans, the payment is first applied to principal, then to interest income and finally to expenses incurred for collection. Potential problem loans are loans included on a watch list presented to the board of directors that do not meet the definition of a nonperforming loan. The decision to include performing loans on a watch list does not necessarily mean that the Company expects losses to occur or that the Company believes these loans to be impaired, rather, that the Company believes a higher degree of monitoring is appropriate for these loans. Potential problem loans as of December 31, 2011 were $101.3 million.

The gross interest income that would have been recorded if nonaccrual loans and performing troubled debt restructurings (“TDRs”) had been current in accordance with their original terms was $6.1 million and $.1 million, respectively, for the year ended December 31, 2011. The amount of interest collected on nonaccrual loans and TDRs that was included in interest income was $.1 million and $1.3 million, respectively, for the year ended December 31, 2011.

Loans and Allowance for Loan Losses

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

The Company evaluates commercial, commercial real estate, construction and development and residential real estate (mortgage and home equity) loans monthly for impairment. A loan is considered impaired when, based on current information and events, full payment under the loan terms is not expected. Loans for which the terms have been modified and for which the borrower is experiencing financial difficulties are considered TDRs and classified as impaired. Impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the loan’s collateral, if repayment of the loan is collateral dependent. A valuation allowance is maintained for the amount of impairment. Generally, loans 90 days or more past due and loans classified as nonaccrual status are considered for impairment. Impairment is considered on an entire category basis for smaller-balance loans of similar nature such as residential real estate and consumer loans, and on an individual basis for other loans. In general, consumer and credit card loans are charged-off no later than 120 days after a consumer or credit card loan becomes past due.

The general component covers pools of other loans not classified as impaired and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on a rolling one year net charge-off history. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These factors include consideration of the following: levels and trends in past dues; trends in charge-offs and recoveries; trends in volume and terms of loans; effects of collateral deterioration; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff; national and local economic trends; and trends in impaired loans including impaired loans, without a specific allowance for loan losses. The following portfolio segments have been identified: commercial, residential, commercial real estate, construction and development and consumer and other loans.

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

Residential real estate (mortgage and home equity) lending consists primarily of loans secured by first or second mortgages on primary residences. The loans are collateralized by owner-occupied properties located in the Company’s market area. Mortgage title insurance and hazard insurance are normally required.

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

The following table sets forth the activity in the allowance for loan losses for the years ended and at December 31 (dollars in thousands):

	2011	2010	2009	2008	2007
Allowance for loan losses at beginning of period	$28,072	$25,922	$15,578	$9,269	$10,650
Loan charge-offs
Commercial	5,817	7,562	8,087	1,848	1,446
Commercial real estate	85	606	36	13	—
Construction and development	5,036	6,330	4,548	1,708	—
Residential real estate:
Mortgage	807	461	666	3	—
Home equity	976	1,254	911	288	275
Consumer and other	413	607	704	435	325
Total loan charge-offs	13,134	16,820	14,952	4,295	2,046
Loan recoveries
Commercial	34	100	214	142	129
Commercial real estate	—	—	—	—	—
Construction and development	527	—	—	—	—
Residential real estate:
Mortgage	—	—	19	—	—
Home equity	36	14	25	—	—
Consumer and other	121	131	113	102	161
Total loan recoveries	718	245	371	244	290
Net loan charge-offs	12,416	16,575	14,581	4,051	1,756
Provision for loan losses	11,928	18,725	24,925	10,360	375
Allowance for loan losses at end of period	$27,584	$28,072	$25,922	$15,578	$9,269

Allowance for loan losses to total loans	2.80%	2.71%	2.17%	1.25%	0.75%
Net charge-offs to average total loans	1.35%	1.51%	1.21%	0.33%	0.15%

The allocation shown in the following table, encompassing the major segments of the loan portfolio, represents only an estimate for each category of loans based on historical loss experience and management’s judgment of amounts deemed reasonable to provide for probable losses within each category.

Estimated losses for categories of homogeneous loan types are generally made on an aggregate basis (dollars in thousands):

	2011		2010		2009		2008		2007
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Commercial	$15,204	28.3%	$12,638	24.5%	$11,434	22.4%	$5,620	23.1%	$4,038	21.9%
Commercial real estate	2,990	28.9%	4,179	26.3%	2,386	23.5%	3,863	22.2%	1,249	20.2%
Construction and development	4,270	8.0%	6,243	13.4%	5,787	14.7%	3,003	12.9%	1,607	15.5%
Residential (1)	4,581	33.6%	4,308	34.4%	5,330	37.9%	2,561	40.1%	1,601	40.2%
Consumer and other	539	1.2%	704	1.4%	890	1.5%	444	1.7%	485	2.2%
Unallocated	—	—%	—	—%	95	—%	87	—%	289	—%
Total	$27,584	100.0%	$28,072	100.0%	$25,922	100.0%	$15,578	100.0%	$9,269	100.0%

(1)   Residential real estate loans include real estate loans — held for sale.

Deposits

The following table sets forth by category average daily deposits and interest rates for the years ended December 31 (dollars in thousands):

	2011		2010		2009
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand-noninterest-bearing	$174,795	—%	$163,906	—%	$152,332	—%
NOW	341,840	0.1%	326,489	0.1%	314,199	0.1%
Money market checking	430,477	0.5%	419,385	0.8%	370,914	1.8%
Savings	365,543	0.3%	342,602	0.3%	333,243	0.4%
Time deposits
Less than $100,000	322,463	1.8%	381,132	2.5%	372,061	3.2%
$100,000 and greater	115,999	2.2%	143,174	2.8%	135,242	3.5%
Total	$1,751,117	0.7%	$1,776,688	1.0%	$1,677,991	1.5%

The following table sets forth by maturity time deposits $100,000 and greater at December 31 (dollars in thousands):

2011
Within 3 months	$8,577
After 3 months but within 6 months	12,965
After 6 months but within 12 months	27,861
After 1 year but within 5 years	41,126
Over 5 years	14,736
Total	$105,265

Return on Equity and Assets and Other Financial Ratios

The following table sets forth selected financial ratios at and for the years ended December 31:

	2011	2010	2009
Return on average total assets	0.40%	0.06%	(0.04)%
Return on average shareholders’ equity (GAAP) (1)	5.78%	0.90%	(0.70)%
Return on average shareholders’ equity plus common stock in ESOP subject to contingent repurchase obligation (non-GAAP) (1)	4.80%	0.71%	(0.52)%
Cash dividends declared to net income	0.00%	0.00%	(514.61)%
Average shareholders’ equity to average total assets (GAAP) (1)	6.99%	6.52%	6.34%
Average shareholders’ equity plus common stock in ESOP subject to contingent repurchase obligation to average total assets (non-GAAP) (1)	8.41%	8.25%	8.57%

(1)   See Note 8 to the Company’s consolidated financial statements and the section entitled “NON-GAAP FINANCIAL MEASURES” on page 42 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2011 (attached as Exhibit 13 hereto). This presentation is consistent with the Company’s belief that it is unlikely that the Company would be required to satisfy the contingent repurchase obligation.

ITEM 1A.   RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, shareholders, prospective investors and other interested parties should carefully consider the following risk factors:

Continued or worsening general economic or business conditions, particularly in the western suburbs of Chicago, Illinois, where the Company’s business is primarily conducted, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

At the end of 2007, the U.S. economy experienced a downturn that continues to affect the Company. A continuation or worsening of these economic conditions, in particular within the Company’s primary market area within the western suburbs of Chicago, Illinois, could result in a decrease in the demand for the Company’s products and services, an increase in the Company’s loan delinquencies and defaults, and an increase in the Company’s problem assets and foreclosures. The value of real estate pledged as collateral for loans made by the Company has declined, and may continue to decline, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral securing the Company’s existing loans. These factors could lead to reduced interest income and an increase in the provision for loan losses.

Although we believe that these difficult economic conditions have recently improved, if these conditions worsen or remain present for an extended period of time, the Company’s business, growth and profitability are likely to suffer a material adverse effect. To the extent that the Company’s business customers’ underlying businesses are harmed as a result of the general economic environment, the Company’s customers are more likely to default on their loans. Negative economic trends could lead to higher past due and nonaccrual loans, resulting in a material adverse effect on the Company’s financial condition and results of operations.

A deterioration of the Company’s current nonperforming loans or an increase in the number of nonperforming loans may have a material adverse effect on the Company’s financial condition and results of operations.

Weakened economic conditions in the residential and commercial real estate sectors have adversely affected, and may continue to adversely affect, the Company’s loan portfolio. The Company’s ratio of nonperforming assets to total assets remains at a historically high level of 4.0% at December 31, 2011. If loans that currently are nonperforming further deteriorate or loans that are currently performing become nonperforming loans, the Company may need to increase its allowance for loan losses. Such an increase may have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company’s estimate of the level of allowance for loan losses requires management to apply significant judgment. The Company establishes its allowance for loan losses in consultation with management and maintains it at a level considered adequate by management to absorb probable incurred credit losses in the loan portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond the Company’s control, and such losses may exceed current estimates. At December 31, 2011, the Company’s allowance for loan losses as a percentage of total loans was 2.8% and as a percentage of total nonperforming loans was approximately 52%. Although management believes that the allowance for loan losses is adequate to absorb probable incurred credit losses in the Company’s loan portfolio, the Company cannot predict loan losses with certainty, and the Company cannot assure you that its allowance for loan losses will prove sufficient to cover actual loan losses. Loan losses in excess of its allowance for loan losses may adversely affect the Company’s financial condition and results of operations.

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

Real estate lending (including residential, commercial, home equity and construction and development) is a large portion of the Company’s loan portfolio. These categories represented $693.5 million, or approximately 70.5% of the Company’s total loan portfolio, as of December 31, 2011. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located, and adverse developments affecting real estate values in one or more of the Company’s markets could increase the credit risk associated with its loan portfolio. Additionally, construction and development and commercial real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or the Company may negatively impact the future cash flow and market values of the affected properties.

If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then the Company may not be able to realize the amount of security that it anticipated at the time of originating the loan, which could cause the Company to increase its provision for loan losses and adversely affect its business, financial condition and results of operations. The ongoing weakness in the U.S. and local housing markets and the overall economy has led to declines in home prices in many markets. The recent declines in real estate values, home sales volumes and financial stress on borrowers as a result of job losses, interest rate resets on adjustable rate mortgage loans or other factors could have continued adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which could adversely affect the Company’s business, financial condition and results of operations.

Commercial loans also make up a significant portion of the Company’s loan portfolio.

Commercial loans were approximately $279.0 million (excluding $284.1 million of commercial real estate loans), or approximately 28.3% of the Company’s total loan portfolio, as of December 31, 2011. The Company’s commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, equipment or real estate. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if a guarantee is obtained. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Continued weakness or a further decline in the U.S. economy could harm the businesses of the Company’s borrowers and reduce the value of the assets securing the Company’s commercial loans.

The Company’s construction and development loans are based upon estimates of values at the time of project completion. The accuracy of these estimates is dependent on market values of real estate throughout the Company’s market area as well as the entire U.S. The Company may be exposed to more losses on these construction and development loans than on other loans.

At December 31, 2011, construction and development loans, including land acquisition and development, totaled $79.2 million, or 8.0% of the Company’s total loan portfolio. Construction and development lending involves additional risks because funds are advanced based upon estimates of values at the time of project completion. The accuracy of these estimates is dependent on market values of real estate throughout the Company’s market area as well as the entire U.S. As a result, construction and development loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. The market values of real estate throughout the U.S., including in the Company’s market area, dramatically declined between 2009 and 2011. The ongoing weakness in the U.S. real estate markets may negatively impact the ability of the Company’s borrowers to sell or lease their properties. If the Company’s appraisal of the anticipated value of the completed project proves to be overstated, the Company may have inadequate security for the loan.

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

Recent economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. The U.S. government has intervened on an unprecedented scale by temporarily enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances and increasing insurance on bank deposits.

These programs have subjected financial institutions to additional restrictions, oversight and costs. In addition, new proposals for legislation may be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings and disclosures, and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied.

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

The soundness of other financial institutions could negatively affect the Company.

The Company’s ability to engage in routine funding and other transactions could be negatively affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. Defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions. The Company could experience increases in deposits and assets as a result of the difficulties or failures of other banks, which would increase the capital the Company needs to support its growth.

Legislative and regulatory reforms applicable to the financial services industry may, if enacted or adopted, have a significant impact on the Company’s business, financial condition and results of operations.

On July 21, 2010, the Dodd-Frank Act was signed into law, which significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act, together with the regulations to be developed thereunder, includes provisions affecting large and small financial institutions alike, including several provisions that will affect how community banks, thrifts and small bank and thrift holding companies will be regulated in the future.

The Dodd-Frank Act, among other things, imposes new capital requirements on bank holding companies; changes the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base, and permanently raises the current standard deposit insurance limit to $250,000; and expands the FDIC’s authority to raise insurance premiums. The legislation also calls for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion. The Dodd-Frank Act also authorizes the Federal Reserve to limit interchange fees payable on debit card transactions, establishes the Bureau as an independent entity within the Federal Reserve, which will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home equity loans and credit cards, and contains provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. The Dodd-Frank Act also includes provisions that affect corporate governance and executive compensation at all publicly-traded companies and allows financial institutions to pay interest on business banking accounts.

The Collins Amendment to the Dodd-Frank Act, among other things, eliminates certain trust preferred securities from Tier 1 capital. Although the Company has not issued any trust preferred securities to date, it will not be able to raise Tier 1 capital in the future through the issuance of trust preferred securities. This provision also requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies.

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

The Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III in September 2010, which is a strengthened set of capital requirements for banking organizations in the U.S. and around the world. Basel III is currently supported by the U.S. federal banking agencies. As agreed to, Basel III is intended to be fully-phased in on a global basis on January 1, 2019. However, the ultimate timing and scope of any U.S. implementation of Basel III remains uncertain. As agreed to, Basel III would require, among other things: (i) an increase in the minimum required common equity to 7% of total assets; (ii) an increase in the minimum required amount of Tier 1 capital from the current level of 4% of total assets to 8.5% of total assets; and (iii) an increase in the minimum required amount of total capital, from the current level of 8% to 10.5%. Each of these increased requirements includes 2.5% attributable to a capital conservation buffer to position banking organizations to absorb losses during periods of financial and economic stress. Basel III also calls for certain items that are currently included in regulatory capital to be deducted from common equity and Tier 1 capital. The Basel III agreement calls for national jurisdictions to implement the new requirements beginning January 1, 2013. At that time, the U.S. federal banking agencies will be expected to have implemented appropriate changes to incorporate the Basel III concepts into U.S. capital adequacy standards. Basel III changes, as implemented in the U.S., will likely result in generally higher regulatory capital standards for all banking organizations.

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

On January 13, 2011, the Bank agreed with its regulators to, among other things related to its loan portfolio and operations, (i) maintain a Tier 1 leverage ratio of at least 8.00% and a total risk-based capital ratio of at least 12.00% and (ii) obtain the prior approval of its regulators prior to paying any dividends to West Suburban.

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

The Company’s ability to raise additional capital, if needed, will depend on conditions in the economy and the capital markets and a number of other factors, including investor perceptions regarding the Company, banking industry and market conditions, governmental activities and the Company’s financial performance, many of which are outside the Company’s control. Accordingly, the Company cannot assure you of its ability to raise additional capital when needed.

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

The downgrade of the U.S. credit rating and Europe’s debt crisis could have a material adverse effect on our business, financial condition and liquidity.

Standard & Poor’s lowered its long term sovereign credit rating on the U.S. of America from AAA to AA+ on August 5, 2011. A further downgrade or a downgrade by other rating agencies could have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide. Any such adverse impact could have a material adverse effect on the Company’s liquidity, financial condition and results of operations. Many of the Company’s investment securities are issued by and some of our loans are made to U.S. government agencies and U.S. government sponsored entities.

In addition, the possibility that certain European Union (“EU”) member states will default on their debt obligations has negatively impacted economic conditions and global markets. The continued uncertainty over the outcome of international and the EU’s financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets. The negative impact on economic conditions and global markets could also have a material adverse effect on the Company’s liquidity, financial condition and results of operations.

The Company’s community banking strategy relies heavily on its management team, and the unexpected loss of key managers may adversely affect its operations.

Much of the Company’s success to date has been influenced strongly by its ability to attract and to retain senior management experienced in banking and financial services and familiar with the communities in its market area. Kevin J. Acker, Chairman of the Board and Chief Executive Officer, Keith W. Acker, Chief Operations Officer, Duane G. Debs, President, and Michael P. Brosnahan, Vice President, collectively have over approximately 149 years of banking experience in the Company’s market area and have been instrumental in developing and managing the Company’s business. The Company’s ability to retain these executive officers and the current management teams and loan officers of its operating subsidiaries will continue to be important to the successful implementation of its strategy. It is also critical, as the Company grows, to be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about its market area to implement its community-based operating strategy. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on the Company’s business, financial condition and results of operations.

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

The amount of other real estate owned (“OREO”) may continue to be high compared to levels in historical periods or may increase significantly, resulting in additional losses, and costs and expenses that may negatively affect the Company’s operations.

At December 31, 2011, the Company had a total of $23.5 million of OREO. This high level of OREO is due, among other things, to the continued deterioration of the commercial and residential real estate markets and the tightening of the credit market. As the amount of OREO remains high or if it increases, the Company’s losses and the costs and expenses of maintaining the real estate will likewise remain high or increase. Due to the continuing weakness in the economy, the amount of OREO may continue to remain at high levels compared to levels in historical periods. Any additional increase in losses, and maintenance costs and expenses due to OREO could have a material adverse impact on the Company’s business, results of operations and financial condition. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses, and reduce the Company’s ultimate realization from any OREO sales.

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

There are restrictions on the Company’s ability to pay dividends on its common stock.

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

West Suburban’s common stock is not traded on any exchange, quoted on the NASDAQ or traded on any other established trading market, and West Suburban does not intend to apply for listing or quotation. West Suburban cannot assure you that a liquid market will develop for West Suburban’s common stock. If no trading market develops for West Suburban’s common stock, it may be difficult to sell your shares or, if sold, it may be difficult to resell the shares for a price at or above the price you paid for your shares. Even if a trading market is established, there is no assurance that such a trading market can be sustained.

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

As of March 1, 2012, members of the Acker family, which consists of Ralph L. and Arlis Acker, Keith W. Acker, Kevin J. Acker, Craig R. Acker and Alana S. Acker and their related interests, beneficially owned, in the aggregate, 93,580 shares, or 21.9%, of the Company’s outstanding common stock. As of the same date, Kevin J. Acker, Chairman of the Board and Chief Executive Officer of the Company, Keith W. Acker, Chief Operations Officer of the Company and President of the Bank, and Craig R. Acker, a director of the Bank, together beneficially owned 73,988 shares, or 17.3% of the Company’s outstanding common stock. As a result, the members of the Acker family may have the ability to influence significantly the election of the Company’s directors and the outcome of certain corporate actions requiring shareholder approval. In addition, because of their positions as executive officers and/or directors of the Company and/or the Bank, each of Kevin J. Acker, Keith W. Acker and Craig R. Acker have the ability to influence the operations of the Company and the Bank.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

West Suburban and the Bank occupy a total of approximately 272,850 square feet in 36 full-service branches, six limited-service branches and four departments providing insurance, financial and other services. West Suburban’s principal office is located in approximately 32,500 square feet of office space at 711 South Meyers Road, Lombard, Illinois. As indicated below, the Bank also operates its principal office as a branch. West Suburban Bank Land Trust, West Suburban Financial Services and West Suburban Insurance Services, Inc. are located at 711 South Meyers Road, Lombard, Illinois. West Suburban Bank VISA is located at 701 South Meyers Road, Lombard, Illinois.

The following table sets forth certain information concerning the branches and other services of the Bank as of December 31, 2011:

Location of Branches and Other Services	Approximate Square Feet	Status

711 South Meyers Road Lombard, Illinois	32,500	Owned

40 East St. Charles Road Villa Park, Illinois	2,700	Owned

17W754 22nd Street Oakbrook Terrace, Illinois	6,100	Owned

707 North Main Street Lombard, Illinois	4,100	Owned

221 South West Street Wheaton, Illinois	800	Owned

895 East Geneva Road Carol Stream, Illinois	3,000	Leased

1104 West Boughton Road Bolingbrook, Illinois	4,500	Owned

295 West Loop Road Wheaton, Illinois	4,500	Owned

6400 South Cass Avenue Westmont, Illinois	3,100	Leased

2800 Finley Road Downers Grove, Illinois	10,700	Owned

1122 South Main Street Lombard, Illinois	6,400	Owned

3S041 Route 59 Warrenville, Illinois	3,700	Owned

5330 Main Street Downers Grove, Illinois	10,500	Owned

8001 South Cass Avenue Darien, Illinois	17,800	Owned

672 East Boughton Road Bolingbrook, Illinois	7,100	Owned

Location of Branches and Other Services	Approximate Square Feet	Status

1005 75th Street Darien, Illinois	1,000	Owned

505 North Weber Road Romeoville, Illinois	4,400	Owned

401 North Gary Avenue Carol Stream, Illinois	6,400	Owned

355 West Army Trail Road Bloomingdale, Illinois	10,700	Owned

1657 Bloomingdale Road Glendale Heights, Illinois	4,100	Owned

1061 West Stearns Road Bartlett, Illinois	3,400	Owned

1380 West Army Trail Road Carol Stream, Illinois	2,300	Leased

315 South Randall Road St. Charles, Illinois	1,400	Owned

3000 East Main Street St. Charles, Illinois	4,200	Owned

1870 Stearns Road South Elgin, Illinois	4,600	Owned

522 Route 47 Sugar Grove, Illinois	2,400	Owned

101 North Lake Street Aurora, Illinois	19,000	Owned

1830 Douglas Road Montgomery, Illinois	2,500	Owned

2000 West Galena Boulevard Aurora, Illinois	48,000	Owned

335 North Eola Road Aurora, Illinois	4,200	Owned

2830 Route 34 Oswego, Illinois	4,800	Owned

10 Saravanos Drive Yorkville, Illinois	3,200	Leased

1071 Station Drive Oswego, Illinois	3,200	Leased

1296 East Chicago Avenue Naperville, Illinois	2,300	Owned

2020 Feldott Lane Naperville, Illinois	4,500	Owned

Location of Branches and Other Services	Approximate Square Feet	Status

1004 104th Street
Naperville, Illinois	5,900	Owned

Beacon Hill Retirement Community
2400 South Finley Road
Lombard, Illinois	100	Leased

Clare Oaks
825 Carillon Drive
Bartlett, Illinois	100	Leased

717 South Meyers Road
Lombard, Illinois	7,100	Owned

701 South Meyers Road
Lombard, Illinois	5,200	Owned

Lexington Health Care Center of
Elmhurst
400 West Butterfield Road
Elmhurst, Illinois	100	Leased

Lexington Health Care Center of
Lombard
555 Foxworth Boulevard
Lombard, Illinois	100	Leased

Villa St. Benedict
1920 Maple Avenue
Lisle, Illinois	150	Leased

ITEM 3.                  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which West Suburban or the Bank is a party other than routine litigation incidental to their respective businesses.

ITEM 4.                  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

West Suburban’s authorized and outstanding equity securities consist of common stock, no par value.

West Suburban hereby incorporates by reference the information called for by Item 5 of this Form 10-K from the sections entitled “Common Stock, Book Value and Dividends” and “Stock Performance Presentation” on page 4 and page 40, respectively, of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2011 (attached as Exhibit 13 hereto). The Company’s ability to pay dividends to shareholders is largely dependent upon dividends it receives from the Bank, which is subject to regulatory limitations on the amount of cash dividends it may pay. See “BUSINESS — SUPERVISION AND REGULATION — The Company — Dividend Payments” and “BUSINESS — SUPERVISOR AND REGULATION — The Bank — Dividend Payments” for a more detailed description of theses limitations.

West Suburban’s common stock is not traded on any national or regional exchange. While there is no established trading market for West Suburban’s common stock, West Suburban is aware that from time to time limited or infrequent quotations are made with respect to West Suburban’s common stock and that there occurs limited trading in West Suburban’s common stock resulting from private transactions not involving brokers or dealers. Transactions in West Suburban’s common stock have historically been infrequent. As of March 5, 2012, West Suburban had 426,850 shares of common stock outstanding held by 1,097 shareholders of record. Management was not aware of any transactions during 2010 and 2011 involving the sale of West Suburban’s common stock. During 2009, Management was aware of 16 transactions involving the sale, in the aggregate, of 6,771 shares of West Suburban’s common stock. The average sale price of transactions during 2009 was $478.51 per share of common stock. The Company did not purchase any of West Suburban’s common stock during 2010 and 2011.

ITEM 6.	SELECTED FINANCIAL DATA

West Suburban hereby incorporates by reference the information called for by Item 6 of this Form 10-K from the section entitled “Selected Financial Data” on page 41 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2011 (attached as Exhibit 13 hereto).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

West Suburban hereby incorporates by reference the information called for by Item 7 of this Form 10-K from the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 44 through 55 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2011 (attached as Exhibit 13 hereto).

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

West Suburban hereby incorporates by reference the information called for by Item 7A of this Form 10-K from the “Interest Rate Sensitivity” section included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 44 through 55 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2011 (attached as Exhibit 13 hereto).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

West Suburban hereby incorporates by reference the information called for by Item 8 of this Form 10-K from the Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 7 through 39 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2011 (attached as Exhibit 13 hereto).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board and Chief Executive Officer and the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2011. Based on that evaluation, the Company’s Chairman and Chief Executive Officer and the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified.

There have been no significant changes in the Company’s internal control over financial reporting that have affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

West Suburban’s management report on internal control over financial reporting is set forth in, and West Suburban hereby incorporates by reference, the section entitled “Management’s Report on Internal Control over Financial Reporting” on page 5 of West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2011 (attached as Exhibit 13 hereto).

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In addition, and as a supplement to the information provided under the caption “Executive Officers of West Suburban” in Part I of this Form 10-K, West Suburban hereby incorporates by reference the information called for by Item 10 of this Form 10-K regarding directors and corporate governance of West Suburban from the sections entitled “Proposal 1: Election of Directors” and “Corporate Governance and the Board of Directors” of West Suburban’s 2012 Proxy Statement.

Section 16(a) of the Exchange Act requires that the Company’s executive officers and directors and persons who own more than 10% of the Company’s Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the exchange on which West Suburban’s Common Stock is traded. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company’s review of the copies and forms furnished to the Company and, if appropriate, representations made to the Company by any such reporting person concerning whether a Form 5 was required to be filed for the 2011 fiscal year, the Company is not aware that any of its directors and executive officers or 10% shareholders failed to comply with the filing requirements of Section 16(a) during 2011.

West Suburban adopted a code of ethics that applies to West Suburban’s principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. West Suburban’s code of ethics is available in the Shareholder Information section of West Suburban’s website, www.westsuburbanbank.com.

Since the date of West Suburban’s 2011 Proxy Statement, there have been no material changes to the procedures by which shareholders may recommend nominees to West Suburban’s board of directors.

ITEM 11.	EXECUTIVE COMPENSATION

West Suburban hereby incorporates by reference the information called for by Item 11 of this Form 10-K from the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee on Executive Compensation,” “Executive Compensation” and “Director Compensation” of West Suburban’s 2012 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

West Suburban hereby incorporates by reference the information called for by Item 12 of this Form 10-K from the sections entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” of West Suburban’s 2012 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

West Suburban hereby incorporates by reference the information called for by Item 13 of this Form 10-K from the section entitled “Transactions with Directors, Officers and Associates” and “Corporate Governance and the Board of Directors” of West Suburban’s 2012 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

West Suburban hereby incorporates by reference the information called for by Item 14 of this Form 10-K from the section entitled “Accounting Fees and Services” of West Suburban’s 2012 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 15(a)(1) and (2).  Financial Statements

WEST SUBURBAN BANCORP, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

The following audited Consolidated Financial Statements of West Suburban and its subsidiaries and related notes and report of independent registered public accounting firm are incorporated by reference from West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2011 (attached as Exhibit 13 hereto).

The following Condensed Financial Information-Parent Only is incorporated by reference from Note 14 to West Suburban’s audited Consolidated Financial Statements as set forth in West Suburban’s Annual Report to Shareholders for the fiscal year ended December 31, 2011 (attached as Exhibit 13 hereto).

Annual Report
Page No.
Condensed Balance Sheets — December 31, 2011 and 2010	37

Condensed Statements of Income — Years Ended December 31, 2011, 2010 and 2009	38

Condensed Statements of Cash Flows — Years Ended December 31, 2011, 2010 and 2009	38

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
Duane G. Debs
President and Chief Financial Officer

Date: March 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 13th day of March, 2012.

SIGNATURE		TITLE

/s/ Kevin J. Acker	3/13/2012	Chairman of the Board, Chief Executive
Kevin J. Acker	Date	Officer and Director

/s/ Duane G. Debs	3/13/2012	President, Chief Financial Officer,
Duane G. Debs	Date	Director and Principal Accounting
Officer

/s/ David S. Bell	3/13/2012	Director
David S. Bell	Date

/s/ Peggy P. LoCicero	3/13/2012	Director
Peggy P. LoCicero	Date

/s/ Charles P. Howard	3/13/2012	Director
Charles P. Howard	Date

The foregoing includes all of the Board of Directors of West Suburban.

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Articles of Incorporation of West Suburban filed March 14, 1986 — Incorporated by reference from Exhibit 3.1 of Form 10-K of West Suburban dated March 21, 2003, under Commission File No. 0-17609.

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

10.2

First Amendment to Directors and Senior Management Deferred Compensation Plan, effective as of January 1, 2005, as amended — Incorporated by reference from Exhibit 10.1 of Form 8-K of West Suburban dated July 26, 2011, under Commission File No. 0-17609.

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

13	Annual Report to Shareholders of West Suburban for fiscal year ended December 31, 2011.

21	Subsidiaries of Registrant.

31.1	Certification of Kevin J. Acker, Chairman of the Board and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

INDEX TO EXHIBITS

(continued)

Exhibit
Number	Description

31.2	Certification of Duane G. Debs, President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Kevin J. Acker, Chairman of the Board and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Duane G. Debs, President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive Data File

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the years ended December 31, 2011, December 31, 2010 and December 31, 2009; (iii) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2011, December 31, 2010 and December 31, 2009; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, December 31, 2010 and December 31, 2009; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

**As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.