Form 10-Q
period 2012-03-31
WEST SUBURBAN BANCORP INC
filed 2012-05-08
CIK 805080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 7, 2012, 426,850 shares of West Suburban common stock were outstanding.

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

•            The ability of the Company to obtain new customers and retain existing customers.

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

•            The costs, effects and outcomes of existing or future litigation and disputes with third parties, including, but not limited to, claims in connection with collection actions and employment matters.

•            Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board, the Public Company Accounting Oversight Board and the Securities and Exchange Commission.

•           The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission, including the “Risk Factors” section included under 1A of Part I of the Company’s most recently filed Annual Report on Form 10-K and under Item 1A in Part II of this report.

PART I

ITEM 1.  FINANCIAL STATEMENTS

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2012 (Unaudited)	December 31, 2011
Assets
Cash and due from banks	$47,783	$116,039
Federal funds sold	200	286
Total cash and cash equivalents	47,983	116,325
Securities
Available for sale (amortized cost of $607,205 in 2012 and $447,496 in 2011)	614,043	454,125
Held to maturity (fair value of $242,394 in 2012 and $271,601 in 2011)	230,345	259,035
Federal Home Loan Bank stock	6,527	7,599
Total securities	850,915	720,759
Loans, less allowance for loan losses of $27,239 in 2012 and $27,584 in 2011	958,153	956,559
Bank-owned life insurance	32,794	32,618
Premises and equipment, net	44,887	45,130
Other real estate owned, net	21,313	23,505
Accrued interest and other assets	31,743	33,788
Total assets	$1,987,788	$1,928,684

Liabilities and shareholders’ equity
Deposits
Demand-noninterest-bearing	$147,189	$152,955
Prepaid solutions card deposits	2,945	5,810
Interest-bearing	1,637,763	1,580,779
Total deposits	1,787,897	1,739,544
Prepaid solutions cards	10,100	9,980
Accrued interest and other liabilities	19,277	12,207

Common stock in ESOP subject to contingent repurchase obligation	25,103	23,230

Shareholders’ equity
Common stock, no par value; 15,000,000 shares authorized; 426,850 shares issued and outstanding	3,412	3,412
Surplus	35,453	35,453
Retained earnings	127,944	124,514
Accumulated other comprehensive income	3,705	3,574
Amount reclassified on ESOP shares	(25,103)	(23,230)
Total shareholders’ equity	145,411	143,723
Total liabilities and shareholders’ equity	$1,987,788	$1,928,684

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Dollars in thousands, except per share data)

(UNAUDITED)

	2012	2011
Interest income
Loans, including fees	$11,815	$12,192
Securities
Taxable	4,147	5,091
Exempt from federal income tax	386	267
Federal funds sold	1	1
Total interest income	16,349	17,551

Interest expense
Deposits	2,538	3,235
Total interest expense	2,538	3,235
Net interest income	13,811	14,316
Provision for loan losses	—	3,000
Net interest income after provision for loan losses	13,811	11,316

Noninterest income
Service fees on deposit accounts	963	1,042
Net realized gains on securities transactions	766	1,099
Debit card fees	565	518
Bank-owned life insurance	176	518
Net gain on sale of loans originated for sale	7	—
Other	1,041	1,511
Total noninterest income	3,518	4,688

Noninterest expense
Salaries and employee benefits	5,792	5,756
Furniture and equipment	1,272	1,158
Occupancy	1,251	1,469
Other real estate owned expense	1,094	439
FDIC assessments	652	1,098
Loan administration	360	184
Professional fees	341	484
Advertising and promotion	262	204
Telephone	248	216
Other	898	980
Total noninterest expense	12,170	11,988

Income before income taxes	5,159	4,016
Income tax expense	1,729	1,226
Net income	$3,430	$2,790

Earnings per share	$8.04	$6.54
Average shares outstanding	426,850	426,850

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Dollars in thousands)

(UNAUDITED)

	2012	2011
Net Income	$3,430	$2,790

Other comprehensive income (loss)
Unrealized gains on available for sale securities:
Unrealized holding gains arising during the period	975	504
Reclassification adjustments for gains included in net income	(766)	(1,099)
Tax effect	(86)	237
Net of tax	123	(358)

Change in postretirement obligation:
Net gain arising during the period	26	22
Reclassification adjustment for amortization of prior service cost and net gains included in net periodic pension cost	(13)	(11)
Tax effect	(5)	(4)
Net of tax	8	7

Total other comprehensive income (loss)	131	(351)
Total comprehensive income	$3,561	$2,439

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Dollars in thousands)

(UNAUDITED)

	Common Stock and Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2011	$38,865	$116,698	$285	$(29,865)	$125,983

Comprehensive income
Net income		2,790			2,790
Change in unrealized gains on available for sale securities, net of reclassification and tax effects			(358)		(358)
Change in post-retirement obligation, net of tax effects			7		7
Total comprehensive income					2,439
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation				2,592	2,592
Balance, March 31, 2011	$38,865	$119,488	$(66)	$(27,273)	$131,014

	Common Stock and Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2012	$38,865	$124,514	$3,574	$(23,230)	$143,723

Comprehensive income
Net income		3,430			3,430
Change in unrealized gains on available for sale securities, net of reclassification and tax effects			123		123
Change in post-retirement obligation, net of tax effects			8		8
Total comprehensive income					3,561
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation				(1,873)	(1,873)
Balance, March 31, 2012	$38,865	$127,944	$3,705	$(25,103)	$145,411

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Dollars in thousands)

(UNAUDITED)

	2012	2011
Cash flows from operating activities
Net income	$3,430	$2,790
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	781	734
Provision for loan losses	—	3,000
Net premium amortization of securities	1,299	427
Net realized gains on securities transactions	(766)	(1,099)
Earnings on bank-owned life insurance	(176)	(518)
Net gain on sale of loans held for sale	(7)	—
Sales of loans held for sale	1,094	—
Origination of loans held for sale	(786)	—
Net gain on sales of premises and equipment	—	(2)
Net loss (gain) on sales of other real estate owned	147	(167)
Write down of other real estate owned	760	147
Decrease (increase) in accrued interest and other assets	1,954	(142)
Increase in accrued interest and other liabilities	7,085	1,062
Net cash provided by operating activities	14,815	6,232
Cash flows from investing activities
Securities available for sale
Sales	12,264	34,177
Maturities, calls and redemptions	37,356	25,739
Purchases	(209,694)	(15,931)
Securities held to maturity
Maturities, calls and redemptions	28,522	18,552
Purchases	—	(46,940)
Redemption of FHLB stock	1,072	—
Net (increase) decrease in loans	(2,361)	11,222
Investment in bank-owned life insurance	—	(38)
Purchases of premises and equipment	(570)	(569)
Sales of premises and equipment	32	5
Sales of other real estate owned	1,751	1,180
Net cash (used in) provided by investing activities	(131,628)	27,397
Cash flows from financing activities
Net increase (decrease) in deposits	48,351	(3,752)
Net increase in prepaid solutions cards	120	992
Net cash provided by (used in) financing activities	48,471	(2,760)
Net (decrease) increase in cash and cash equivalents	(68,342)	30,869
Beginning cash and cash equivalents	116,325	70,690
Ending cash and cash equivalents	$47,983	$101,559
Supplemental disclosures
Cash paid for interest	$2,025	$3,144
Cash paid for income taxes	—	595
Other real estate acquired through or instead of loan foreclosure	466	6,819
Loans originated from the sale of other real estate owned	143	—
Due to broker	7,031	5,209

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

Note 2 - Securities

At March 31, 2012 and December 31, 2011, the amortized cost, unrealized gains and losses and fair value of securities available for sale were as follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored enterprises	$60,682	$867	$—	$61,549
Mortgage-backed: residential	402,268	5,281	(295)	407,254
States and political subdivisions	105,184	1,425	(965)	105,644
Corporate	39,071	564	(39)	39,596
Total	$607,205	$8,137	$(1,299)	$614,043

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$9,865	$555	$—	$10,420
U.S. government sponsored enterprises	65,784	1,101	—	66,885
Mortgage-backed: residential	298,324	3,988	(106)	302,206
States and political subdivisions	49,733	1,284	(58)	50,959
Corporate	23,790	142	(277)	23,655
Total	$447,496	$7,070	$(441)	$454,125

Mortgage-backed: residential securities consist of residential mortgage-backed securities issued by U.S. government sponsored enterprises and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. Corporate securities consist of investment grade corporate bonds.

At March 31, 2012 and December 31, 2011, the amortized cost, unrecognized gains and losses and fair value of securities held to maturity were as follows:

	March 31, 2012
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
U.S. Treasuries	$30,008	$2,654	$—	$32,662
U.S. government sponsored enterprises	15,115	895	—	16,010
Mortgage-backed: residential	151,709	7,609	(4)	159,314
States and political subdivisions	33,513	895	—	34,408
Total	$230,345	$12,053	$(4)	$242,394

	December 31, 2011
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
U.S. Treasuries	$30,005	$3,111	$—	$33,116
U.S. government sponsored enterprises	31,623	1,034	—	32,657
Mortgage-backed: residential	163,926	7,686	(4)	171,608
States and political subdivisions	33,481	832	(93)	34,220
Total	$259,035	$12,663	$(97)	$271,601

At March 31, 2012, the amortized cost and fair value of debt securities available for sale and held to maturity by contractual maturity were as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$521	$521	$292	$296
Due after 1 year through 5 years	105,587	106,854	47,779	49,425
Due after 5 years through 10 years	77,418	77,519	25,054	27,397
Due after 10 years	21,411	21,895	5,511	5,962
Mortgage-backed: residential	402,268	407,254	151,709	159,314
Total	$607,205	$614,043	$230,345	$242,394

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds from sales of securities available for sale totaled $12,264 and $34,177 during the three months ended March 31, 2012 and 2011, respectively. All sales of securities for the three month period ended March 31, 2012 resulted in gains.

Securities with a carrying value of approximately $82,231 and $85,413 at March 31, 2012 and December 31, 2011, respectively, were pledged to secure public deposits, fiduciary activities and for other purposes required or permitted by law.

Securities with unrealized losses at March 31, 2012 and December 31, 2011 are presented below by the length of time the securities have been in a continuous unrealized loss position:

	March 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage-backed: residential	$64,365	$(295)	$281	$(4)	$64,646	$(299)
States and political subdivisions	46,327	(965)	—	—	46,327	(965)
Corporate	4,992	(39)	—	—	4,992	(39)
Total temporarily impaired	$115,684	$(1,299)	$281	$(4)	$115,965	$(1,303)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage-backed: residential	$29,707	$(106)	$282	$(4)	$29,989	$(110)
States and political subdivisions	15,350	(58)	1,157	(93)	16,507	(151)
Corporate	18,434	(277)	—	—	18,434	(277)
Total temporarily impaired	$63,491	$(441)	$1,439	$(97)	$64,930	$(538)

The unrealized losses at March 31, 2012 were in mortgage-backed: residential, state and political subdivisions and corporate securities. Because the decline in fair value on the debt securities in unrealized losses is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and management believes it is not more likely than not that the Company will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2012.

The Company held one municipal security with a carrying value of $19,000 at March 31, 2012 and December 31, 2011, that was in excess of 10% of the Company’s shareholders’ equity. The security was issued by a local municipality, is a general obligation bond and is classified by the Company as held to maturity.

Note 3 - Loans

At March 31, 2012 and December 31, 2011, major classifications of loans were as follows:

	March 31, 2012	December 31, 2011
Commercial	$278,462	$278,969
Commercial real estate	293,804	284,065
Construction and development	77,785	79,197
Residential real estate:
Mortgage	151,965	151,378
Home equity	172,008	178,819
Consumer and other	11,368	11,715
Total	985,392	984,143
Allowance for loan losses	(27,239)	(27,584)
Loans, net	$958,153	$956,559

The Company makes loans to customers throughout the western suburbs of Chicago. From time to time the Company will make loans outside of its market area. There were $891 and $1,192 of loans held for sale at March 31, 2012 and December 31, 2011, respectively, which were included in the residential real estate: mortgage classification.

Changes in the allowance for loan losses by portfolio segment for the quarter ended March 31, 2012 were as follows:

	Commercial	Commercial Real Estate	Construction and Development	Residential Real Estate	Consumer and Other	Total
Balance, beginning of year	$15,204	$2,990	$4,270	$4,581	$539	$27,584
Provision for loan losses	16	176	(312)	111	9	—
Loans charged-off	(7)	(125)	(18)	(244)	(88)	(482)
Recoveries	13	—	—	97	27	137
Balance, period-end	$15,226	$3,041	$3,940	$4,545	$487	$27,239

Changes in the allowance for loan losses by portfolio segment for the quarter ended March 31, 2011 were as follows:

	Commercial	Commercial Real Estate	Construction and Development	Residential Real Estate	Consumer and Other	Total
Balance, beginning of year	$12,638	$4,179	$6,243	$4,308	$704	$28,072
Provision for loan losses	550	(463)	2,801	69	43	3,000
Loans charged-off	(337)	—	(178)	(280)	(113)	(908)
Recoveries	17	—	—	2	29	48
Balance, period-end	$12,868	$3,716	$8,866	$4,099	$663	$30,212

The balance of the allowance for loan losses and the recorded investment (which does not include accrued interest) in loans by portfolio segment and based on impairment method were as follows:

	Commercial	Commercial Real Estate	Construction and Development	Residential Real Estate	Consumer and Other	Total
March 31, 2012
Allowance for loan losses attributable to loans:
Individually evaluated for impairment	$6,705	$837	$79	$554	$—	$8,175
Collectively evaluated for impairment	8,521	2,204	3,861	3,991	487	19,064
Total ending allowance balance	$15,226	$3,041	$3,940	$4,545	$487	$27,239

Loans:
Individually evaluated for impairment	$36,826	$23,998	$15,202	$13,450	$—	$89,476
Collectively evaluated for impairment	241,636	269,806	62,583	310,523	11,368	895,916
Total ending loan balance	$278,462	$293,804	$77,785	$323,973	$11,368	$985,392

December 31, 2011
Allowance for loan losses attributable to loans:
Individually evaluated for impairment	$5,568	$805	$—	$331	$—	$6,704
Collectively evaluated for impairment	9,636	2,185	4,270	4,250	539	20,880
Total ending allowance balance	$15,204	$2,990	$4,270	$4,581	$539	$27,584

Loans:
Individually evaluated for impairment	$36,272	$20,066	$21,099	$13,130	$—	$90,567
Collectively evaluated for impairment	242,697	263,999	58,098	317,067	11,715	893,576
Total ending loan balance	$278,969	$284,065	$79,197	$330,197	$11,715	$984,143

Loans individually evaluated for impairment by class of loans were as follows:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
March 31, 2012
With no related allowance recorded:
Commercial	$30,380	$23,815	$—
Commercial real estate	15,080	14,955	—
Construction and development	18,740	14,645	—
Residential real estate:
Mortgage	8,372	8,323	—
Home equity	1,286	1,250	—
With an allowance recorded:
Commercial	13,059	13,011	6,705
Commercial real estate	9,314	9,043	837
Construction and development	557	557	79
Residential real estate:
Mortgage	3,540	3,540	512
Home equity	337	337	42
Total	$100,665	$89,476	$8,175

December 31, 2011
With no related allowance recorded:
Commercial	$31,667	$25,062	$—
Commercial real estate	11,154	11,154	—
Construction and development	25,175	21,099	—
Residential real estate:
Mortgage	9,021	8,844	—
Home equity	1,544	1,508	—
With an allowance recorded:
Commercial	11,211	11,211	5,568
Commercial real estate	9,183	8,911	805
Residential real estate:
Mortgage	2,778	2,778	331
Total	$101,733	$90,567	$6,704

Average impaired loans by class were as follows:

	Three Months Ended March 31,
	2012	2011
Commercial	$35,831	$41,112
Commercial real estate	21,650	12,568
Construction and development	16,703	69,389
Residential real estate:
Mortgage	11,934	8,240
Home equity	1,478	786
Total	$87,596	$132,095

Interest income recognized during impairment was $481 and $354 for the three months ended March 31, 2012 and 2011, respectively.

Nonperforming loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans was as follows:

	Nonaccrual	Loans Past Due 90 Days or More Still on Accrual
March 31, 2012
Commercial	$30,273	$29
Commercial real estate	6,392	—
Construction and development	16,301	—
Residential real estate:
Mortgage	1,778	119
Home equity	1,506	133
Consumer and other	206	37
Total	$56,456	$318

December 31, 2011
Commercial	$27,141	$—
Commercial real estate	1,115	—
Construction and development	22,197	—
Residential real estate:
Mortgage	2,232	72
Home equity	161	205
Consumer and other	212	9
Total	$53,058	$286

Loans past due 90 days or more still on accrual are considered to be well-collateralized and in the process of collection as of March 31, 2012.

The aging of the recorded investment in past due loans were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
March 31, 2012
Commercial	$1,159	$878	$30,302	$32,339	$246,123	$278,462
Commercial real estate	1,365	599	6,392	8,356	285,448	293,804
Construction and development	557	—	15,745	16,302	61,483	77,785
Residential real estate:
Mortgage	2,354	1,675	1,897	5,926	146,039	151,965
Home equity	2,097	8	639	2,744	169,264	172,008
Consumer and other	76	92	243	411	10,957	11,368
Total	$7,608	$3,252	$55,218	$66,078	$919,314	$985,392

December 31, 2011
Commercial	$1,030	$471	$26,903	$28,404	$250,565	$278,969
Commercial real estate	1,118	2,790	809	4,717	279,348	284,065
Construction and development	1,099	2,070	19,028	22,197	57,000	79,197
Residential real estate:
Mortgage	2,310	1,203	2,304	5,817	145,561	151,378
Home equity	1,048	526	365	1,939	176,880	178,819
Consumer and other	143	39	222	404	11,311	11,715
Total	$6,748	$7,099	$49,631	$63,478	$920,665	$984,143

During the three months ended March 31, 2012, the terms of certain loans were modified as troubled debt restructurings (“TDRs”). The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for interest rates ranging from 3.0% to 5.9% and periods ranging from six months to 30 years. Modifications involving an extension of the maturity date were for periods ranging from six months to 24 years.

At March 31, 2012, the Company had $38,332 of loans considered TDRs, which are considered impaired loans, compared to $37,711 as of December 31, 2011. As of March 31, 2012, the Company had specifically allocated allowance for loan losses of $1,961 on $15,849 of loans considered to be TDRs. As of December 31, 2011, the Company had specifically allocated allowance for loan losses of $1,584 on $14,375 of loans considered to be TDRs. The remaining $22,483 and $23,336 of TDRs as of March 31, 2012 and December 31, 2011, respectively, did not have impaired cash flows or were considered to be collateral dependent and did not have specific allocations of the allowance due to partial charge-offs and the loans being well-collateralized. Management has not committed to lend additional amounts to customers with outstanding loans that are classified as TDRs.

The following table presents loans by class modified as TDRs during the quarter ended March 31, 2012:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate	2	$505	$505
Residential real estate: mortgage	8	1,425	1,439
Total	10	$1,930	$1,944

The following table presents loans by class modified as TDRs during the quarter ended March 31, 2011:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate	1	$374	$374
Residential real estate: mortgage	2	382	390
Total	3	$756	$764

The following table presents loans by class modified as TDRs during the twelve month period ended March 31, 2012 for which there was a payment default subsequent to the modification date during the three months ended March 31, 2012:

	Number of Loans	Recorded Investment
Commercial real estate	1	$442
Total	1	$442

The following table presents loans by class modified as TDRs during the twelve month period ended March 31, 2011 for which there was a payment default subsequent to the modification date during the three months ended March 31, 2011:

	Number of Loans	Recorded Investment
Residential real estate: mortgage	3	$670
Total	3	$670

A loan is considered to be in payment default once it is 90 days past due under the modified contractual terms. Additionally, loans less than $100 are not evaluated for impairment under TDR accounting guidance.

The TDRs that subsequently defaulted described above did not increase the allowance for loan losses and did not result in any charge-offs during the three months ended March 31, 2012 and 2011, as these loans were considered to be collateral dependent and well-collateralized.

The terms of certain other loans were modified during the three months ended March 31, 2012 and 2011 that did not meet the definition of a TDR. These loans have a total recorded investment as of March 31, 2012 and 2011 of $11,890 and $423, respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The risk categories of loans were as follows:

	Classified	Pass	Total
March 31, 2012
Commercial	$43,134	$235,328	$278,462
Commercial real estate	29,637	264,167	293,804
Construction and development	17,548	60,237	77,785
Total	$90,319	$559,732	$650,051

December 31, 2011
Commercial	$43,143	$235,826	$278,969
Commercial real estate	29,666	254,399	284,065
Construction and development	28,493	50,704	79,197
Total	$101,302	$540,929	$642,231

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

Note 4 - Other Real Estate Owned

Activity in other real estate owned was as follows:

	March 31, 2012	December 31, 2011
Balance, beginning of year	$23,505	$20,479
Acquired through loan foreclosure	466	55,386
Reductions due to sales	(1,898)	(46,452)
Write-downs	(760)	(5,908)
Balance, period-end	$21,313	$23,505

Other real estate owned is reported net of a valuation allowance of $477 and $3,625 as of March 31, 2012 and December 31, 2011, respectively.

Note 5 - Financial Instruments with Off-Balance Sheet Risk

Unused lines of credit and other commitments to extend credit not reflected in the financial statements are as follows:

	March 31, 2012			December 31, 2011
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commercial loans and lines of credit	$3,868	$134,504	$138,372	$2,522	$120,710	$123,232
Check credit lines of credit	833	—	833	867	—	867
Mortgage loans	6,403	—	6,403	5,258	—	5,258
Home equity lines of credit	1,088	127,918	129,006	1,379	129,021	130,400
Letters of credit	—	6,645	6,645	—	6,537	6,537
Credit card lines of credit	—	29,034	29,034	—	29,349	29,349
Total	$12,192	$298,101	$310,293	$10,026	$285,617	$295,643

Fixed rate commercial loan commitments and lines of credit at March 31, 2012 had interest rates ranging from 4.0% to 7.2% with terms ranging from two months to five years. Fixed rate mortgage loan commitments at March 31, 2012 had interest rates ranging from 3.4% to 4.9% with terms ranging from six to 30 years. Fixed rate home equity lines of credit at March 31, 2012 had interest rates ranging from 3.0% to 7.0% with terms ranging from one month to 20 years. Fixed rate check credit lines of credit at March 31, 2012 had interest rates of 18.0%.

Note 6 - Common Stock in ESOP Subject to Contingent Repurchase Obligation

At March 31, 2012 and December 31, 2011, the Employee Stock Ownership Plan (the “ESOP”) held 89,334 and 89,348 shares of West Suburban common stock, respectively. Upon termination of their employment, participants who elect to receive their benefit distributions in the form of West Suburban common stock may request the Company to purchase, when the Company is legally permitted to purchase its common stock, the common stock distributed at fair market value during two 60-day periods. The first purchase period begins on the date the benefit is distributed and the second purchase period begins on the first anniversary of the distribution date. This contingent repurchase obligation is reflected in the Company’s financial statements as “Common stock in ESOP subject to contingent repurchase obligation” and reduces shareholders’ equity by an amount that represents the independently appraised fair market value of all West Suburban common stock held by the ESOP and allocated to participants, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares.

Note 7 - New Accounting Pronouncements

Adopted Accounting Guidance

In May, 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011. The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition, but the additional disclosures are included in Note 9.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. The adoption of this amendment changed the presentation of the statement of comprehensive income for the Company to two consecutive statements instead of presenting it as part of the consolidated statement of shareholders’ equity.

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

The eligible retirement age under the plan is age 62 and the plan is unfunded. Net postretirement benefit costs are summarized in the following table:

	Three Months Ended
	March 31,
	2012	2011
Service cost	$5	$8
Interest cost	14	14
Amortization of prior service cost	5	5
Recognized net actuarial gain	8	6
Net periodic benefit cost	$32	$33

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

Impaired Loans:  The fair value of impaired loans secured by real estate with specific allocations of the allowance for loan losses is based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based upon management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the borrower and borrower’s business, resulting in a Level 3 classification. Impaired loans are evaluated on a quarterly basis for additional impairment and are adjusted accordingly.

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified appraisers whose qualifications and licenses have been reviewed by management. Management has discounted the appraisals values from 0.0% to 15.0% as a result of changes in market conditions from the time of the appraisal, selling costs, and other factors determined from management’s historical knowledge.

Assets and liabilities measured at fair value on a recurring basis are as follows:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012 Recurring basis
U.S. government sponsored enterprises	$61,549	$—	$61,549	$—
Mortgage-backed: residential	407,254	—	407,254	—
State and political subdivisions	105,644	—	105,644	—
Corporate	39,596	—	39,596	—
Total securities available for sale	$614,043	$—	$614,043	$—

December 31, 2011 Recurring basis
U.S. Treasuries	$10,420	$10,420	$—	$—
U.S. government sponsored enterprises	66,885	—	66,885	—
Mortgage-backed: residential	302,206	—	302,206	—
State and political subdivisions	50,959	—	50,382	577
Corporate	23,655	—	23,655	—
Total securities available for sale	$454,125	$10,420	$443,128	$577

There were no transfers between Level 1 and Level 2 during the first three months of 2012 and 2011.

The table below presents a reconciliation of the state and political subdivisions available for sale security measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31,
	2012	2011
Balance of recurring Level 3 assets at January 1	$577	$—
Total gains or (losses) for the period:
Included in other comprehensive income	(4)	—
Purchases, sales, issuances and settlements, net		—
Transfers in or (out) of Level 3	(573)	—
Balance of recurring Level 3 assets at March 31	$—	$—

At December 31, 2011, the Company had one state and political subdivisions security where the fair value was determined using Level 3 inputs. During the quarter ended March 31, 2012, the security was transferred from Level 3 to Level 2 because additional observable market data became available. The security was rated as investment grade by two nationally recognized rating agencies. The Company’s policy is to recognize transfers into or out of a level as of the end of the reporting period. As a result the fair value of the security was transferred on March 31, 2012.

Assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012 Non-recurring basis
Impaired loans:
Commercial	$10,886	$—	$—	$10,886
Commercial real estate	8,673	—	—	8,673
Construction and development	10,224	—	—	10,224
Residential real estate:
Mortgage	3,028	—	—	3,028
Home Equity	295	—	—	295
Other real estate owned:
Construction and development	10,272	—	—	10,272
Commercial real estate	3,484	—	—	3,484

December 31, 2011 Non-recurring basis
Impaired loans:
Commercial	$8,697	$—	$—	$8,697
Commercial real estate	8,106	—	—	8,106
Construction and development	4,840	—	—	4,840
Residential real estate	2,447	—	—	2,447
Other real estate owned:
Construction and development	8,560	—	—	8,560
Commercial real estate	3,484	—	—	3,484

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $41,281 with a valuation allowance of $8,175 at March 31, 2012. At December 31, 2011, impaired loans had a carrying value of $30,795 with a valuation allowance of $6,704. Provision for loan losses made for impaired loans during the first three months ended March 31, 2012 and 2011 was $0 and $1,722, respectively.

Other real estate owned, which are at fair value less costs to sell, had a net carrying amount of $13,756, which consisted of the outstanding balance of $14,233 net of a valuation allowance of $477 at March 31, 2012. Write-downs on the other real estate owned totaled $760 and $147 for the first three months of 2012 and 2011, respectively. At December 31, 2011, other real estate owned had a carrying amount of $12,044, which consisted of the outstanding balance of $15,669, net of a valuation allowance of $3,625.

Carrying values and estimated fair values of the Company’s financial instruments as of March 31, 2012 and December 31, 2011 are set forth in the table below:

	Carrying	Fair Value Measurement at March 31, 2012 Using
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$47,983	$47,983	$—	$—	$47,983
Securities
Available for sale	614,043	—	614,043	—	614,043
Held to maturity	230,345	32,662	209,732	—	242,394
Federal Home Loan Bank stock	6,527	N/A	N/A	N/A	N/A
Loans, less allowance for loan losses	958,153	—	891	973,723	974,614
Accrued interest receivable	5,774	—	3,276	2,498	5,774

Financial liabilities
Deposits	$1,787,897	$1,386,995	$405,752	$—	$1,792,747
Accrued interest payable	2,984	73	2,911	—	2,984

	December 31, 2011
	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents	$116,325	$116,325
Securities
Available for sale	454,125	454,125
Held to maturity	259,035	271,601
Federal Home Loan Bank stock	7,599	N/A
Loans, less allowance for loan losses	956,559	994,934
Accrued interest receivable	5,342	5,342

Financial liabilities
Deposits	$1,739,544	$1,748,988
Accrued interest payable	2,471	2,471

The methods and assumptions, not previously presented, used to estimate fair values of certain other financial instruments are described as follows:

(a) Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

(b) FHLB Stock

It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

(c) Loans

Fair values of loans, excluding loans held for sale, are estimated as follows: for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price, resulting in a Level 3 classification.

The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification.

(d) Deposits

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date resulting in a Level 2 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

(e) Accrued Interest Receivable/Payable

The carrying amounts of accrued interest receivable/payable approximate fair value. Accrued interest receivable/payable are classified to reflect the associated underlying contracts.

(f) Off-Balance Sheet Instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of such commitments is not material.

Note 10 - Capital Requirements

On January 13, 2011, the Bank agreed with its regulators to maintain minimum capital ratios in excess of the minimum ratios required by applicable federal regulations. The Bank agreed to maintain minimum capital ratios equal to or exceeding 8.00% for Tier 1 capital to average total assets and 12.00% for total capital to risk-weighted assets. As of March 31, 2012, the Bank was in compliance with these heightened regulatory capital requirements. If the Bank is not in compliance with these requirements in the future, the Bank may become subject to additional regulatory actions or restrictions.

At March 31, 2012, the Bank’s Tier 1 capital to average total assets ratio was 8.38%, .38%, or $7.3 million, above the 8.00% level the Bank agreed with its regulators to maintain, and the Bank’s total capital to risk-weighted assets was 13.66%, 1.66%, or $21.8 million, above the 12.00% the Bank agreed with its regulators to maintain.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

At the end of 2007, the United States economy experienced a downturn, the effects of which have continued into 2012. During this period, the United States economy experienced high levels of unemployment, depressed home values, historically low levels of liquidity in the debt markets and increased volatility in the equity markets. As a result of these conditions, consumer confidence and spending decreased substantially and asset values declined. Like many other financial institutions, the Company’s financial results in recent reporting periods, including 2011 and 2012, were impacted by the continuing economic downturn.

The economic downturn has impacted the entire State of Illinois, including the Company’s primary market area, located in the western suburbs of Chicago, Illinois. According to the Bureau of Labor and Statistics, the unemployment rate in the State of Illinois at March 31, 2012 was 8.8%. High levels of unemployment have adversely impacted the ability of certain of the Company’s borrowers to meet their ongoing debt obligations. In addition, real estate demand in the Company’s market area remains weak, resulting in declines in the values of the real estate serving as collateral for certain of the Company’s loans.

As a result of the continuing economic situation in the national and local economies and depressed real estate values, management has focused its attention primarily on improving the performance of the Bank’s loan portfolio. The Bank’s nonaccrual loans during the first quarter of 2012 remained at a historically high level, which adversely impacted its interest income. The deterioration in the Bank’s loan portfolio has forced the Bank in recent periods to increase its allowance for loan losses compared to historical levels to absorb additional losses in the portfolio. The Bank’s Board of Directors reviews the level of its allowance for loan losses on a monthly basis. The Board responds as promptly as practical to new developments in the Bank’s loan portfolio. Although management has maintained a higher level of allowance for loan losses compared to historical levels in response to heightened levels of nonaccrual loans and believes that the allowance for loan losses is a reasonable estimate for probable incurred losses in the loan portfolio, future loan losses in excess of the allowance for loan losses would adversely affect the Bank’s financial condition and results of operations. In addition, as a result of increasing levels of foreclosures and acquisitions made in lieu of foreclosures, the Bank’s other real estate owned portfolio remained at a high level throughout 2011 and into the first quarter of 2012, further decreasing the Bank’s interest income. Management believes that the level of the Bank’s other real estate owned portfolio will remain at a high level throughout 2012 and may increase. Management has had to focus additional time and effort on selling these properties, and the Bank has incurred significant costs in connection with maintaining the properties, including real estate taxes, management fees and insurance costs. Management continues to aggressively pursue sales of the foreclosed assets in the Bank’s portfolio, but due to weak real estate demand in the Bank’s market area, management is not able to dispose of these properties as promptly as desired.

During this difficult economic period the Bank has seen low levels of quality demand for credit. Although concerns over the credit quality in the Bank’s loan portfolio exist, the Bank continues to be willing to make loans to qualified applicants that meet its traditional and prudent lending standards.

In response to the economic downturn, the Federal Reserve has maintained and has indicated that it will hold interest rates at historically low levels through the next several years. Additionally, the Federal Reserve has used various forms of monetary policy in an attempt to drive down long-term interest rates during this economic downturn. The presence of these historically low interest rates has created net interest challenges for the banking industry in general and the Bank in particular. This interest rate environment has resulted in low-yielding investment opportunities, adding to the downward pressure on the Bank’s interest income. Management has been focused on investments for the Bank’s securities portfolio that are expected to retain their value in the event of an unexpected increase in market interest rates over the next few years. Specifically, the Bank has invested in mortgage-backed securities issued by U.S. government sponsored enterprises with average maturities of less than five years. In addition, movements in general market interest rates are a key element in changes in the Bank’s interest rate margin, and management expects the interest rate environment to remain at historically low levels throughout 2012.

On January 13, 2011, the Bank agreed with its regulators to maintain minimum capital ratios in excess of the minimum ratios required by applicable federal regulations. Specifically, the Bank agreed to maintain minimum capital ratios equal to or exceeding 8.00% for Tier 1 capital to average total assets and 12.00% for total capital to risk-weighted assets. As of March 31, 2012, the Bank was in compliance with these heightened regulatory capital requirements. If the Bank is not in compliance with the requirements in the future, the Bank may become subject to additional regulatory actions or restrictions.

Critical Accounting Policies

The Company’s financial statements are prepared in conformity with accounting principles generally accepted in the U.S. These accounting principles, which can be complex, are significant to our financial condition and our results of operations and require management to apply significant judgment with respect to various accounting, reporting and disclosure matters. Management must use estimates, assumptions and judgments to apply these principles where actual measurements are not possible or practical. These estimates, assumptions and judgments are based on information available as of the date of this report and, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the

Audit Committee of West Suburban’s Board of Directors. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements included in this quarterly report.

In management’s view, the accounting policies that are critical to the Company are those relating to estimates, assumptions and judgments regarding the determination of the adequacy of the allowance for loan losses, the Company’s federal and state income tax obligations, the determination of the fair value of certain of the Company’s investment securities, the fair value of common stock subject to contingent repurchase obligation and the carrying value of other real estate owned.

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

The general component covers pools of other loans not classified as impaired and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on a rolling 15 month net charge-off history. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These factors include consideration of the following: levels and trends in past dues; trends in charge-offs and recoveries; trends in volume and terms of loans; effects of collateral deterioration; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff; national and local economic trends; and trends in impaired loans, including impaired loans without a specific allowance for loan losses. The following loan portfolio segments have been identified: commercial, commercial real estate, construction and development, residential real estate and consumer and other loans.

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

Temporary Decline in Fair Value of Securities.  The Company evaluates its debt and equity securities for other-than-temporary impairment (“OTTI”) under FASB guidance “Investments in Debt and Equity Securities.” The guidance applies to debt securities, as well as equity securities not accounted for under the equity method (i.e., cost method investments), unless the investments are subject to other accounting guidance, such as FASB guidance “Beneficial Interest in Securitized Financial Assets.” Investments in securitized structures such as collateralized mortgage obligations and collateralized debt obligations that are not high quality investment grade securities upon acquisition are subject to this guidance. High quality investment grade securities are defined as securities with an investment grade of “AA” or higher.

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

At March 31, 2012 and December 31, 2011, the ESOP held 89,334 and 89,348 shares of West Suburban common stock, respectively. Upon termination of their employment, participants who elect to receive their benefit distributions in the form of West Suburban common stock may request the Company to purchase, when the Company is legally permitted to purchase its common stock, the common stock distributed at fair value. A more detailed discussion concerning this obligation is presented in Note 6 to the Company’s Condensed Consolidated Financial Statements included in this report. At March 31, 2012 and December 31, 2011, this contingent repurchase obligation reduced shareholders’ equity by $25.1 million and $23.2 million, respectively.

Balance Sheet Analysis

Total Assets.  Total consolidated assets at March 31, 2012 increased 3.1% compared to December 31, 2011, primarily due to increases in the securities portfolios funded in part by an increase in interest-bearing deposits from customers.

Cash and Cash Equivalents.  Cash and cash equivalents at March 31, 2012 decreased 58.8% from December 31, 2011. This was primarily due to a decrease in cash and due from banks, as the Company increased its holdings of available for sale investment securities.

Securities.  The Company’s securities portfolio increased 18.1% during the first three months of 2012. This increase was primarily due to investments in U.S. government sponsored enterprise-issued residential mortgage-backed securities and state and political subdivisions securities. The Company made these investments to earn a higher yield when compared to alternative investments such as federal funds sold. The Company manages its securities portfolio to maximize the return on invested funds within acceptable risk guidelines, to meet pledging and liquidity requirements, and to adjust balance sheet interest rate sensitivity in an effort to insulate net interest income against the impact of interest rate changes. The Company will continue to monitor its level of available for sale and held to maturity securities and will classify new securities purchased in the appropriate category at the time of purchase. During the first three months of 2012, the Company has continued to take advantage of the current rate environment and realized gains on sales of available for sale securities with unrealized gain positions which has positively impacted net income. During the first three months of 2012, the Company sold available for sale securities, resulting in $.8 million of realized gains. At March 31, 2012, the Company’s accumulated other comprehensive income due to unrealized gains and losses on securities available for sale was $4.0 million compared to $3.9 million at December 31, 2011.

Loans.  Total loans outstanding at March 31, 2012 increased 0.1% from December 31, 2011, primarily due to an increase in the commercial real estate loan portfolio. This increase in the commercial real estate portfolio was primarily due to the addition of one large relationship and was significantly offset by decreases in the home equity and construction and development loan portfolios. The decreases in the home equity and construction and development loan portfolios were due to continued payoffs. Although the Company experienced growth in the commercial real estate loan portfolio, overall loan demand in the Company’s market area remains low compared to historical periods.

Balances in the Company’s loans are summarized in the following table (dollars in thousands):

	March 31, 2012	December 31, 2011
Commercial	$278,462	$278,969
Commercial real estate	293,804	284,065
Construction and development	77,785	79,197
Residential real estate:
Mortgage	151,965	151,378
Home equity	172,008	178,819
Consumer and other	11,368	11,715
Total	985,392	984,143
Allowance for loan losses	(27,239)	(27,584)
Loans, net	$958,153	$956,559

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

At March 31, 2012, the allowance for loan losses was $27.2 million, compared to $27.6 million at December 31, 2011. The decrease in the allowance for loan losses was primarily in the general allowance component and is due to an improvement in the Company’s historical charge-off average percentages.

Impaired loans totaled $89.5 million at March 31, 2012, as compared to $90.6 million at December 31, 2011. The allowance for loan losses allocated to impaired loans totaled $8.2 million at March 31, 2012 as compared to $6.7 million at December 31, 2011. The increase in allowance for loan losses allocated to impaired loans is primarily due to the addition of two relationships that required specific reserves. The relatively low specific reserves on impaired loans is a result of the majority of the impaired loans being sufficiently collateralized and due to the Company recording previous partial charge-offs on impaired loans. As of March 31, 2012, the impaired loan balance of $89.5 million is net of $11.2 million of partial charge-offs.

The general reserve as a percentage of non-impaired loans was 2.1% at March 31, 2012, as compared to 2.3% at December 31, 2011. The decrease in the general reserve as a percentage of loans is consistent with the change in the actual historical loss history, management’s review of internal classified loans and management’s expectation of overall economic conditions nationally and in the areas in which the Company operates. Net loan charge-offs were $.3 million for the three months ended March 31, 2012 compared to $.9 million during the same period in 2011.

Nonperforming loans (nonaccrual and loans past due 90 days or more still on accrual) increased to $56.8 million at March 31, 2012 from $53.3 million at December 31, 2011. This change was primarily due to $16.7 million of loans being classified as nonaccrual during the first three months of 2012. This increase was significantly offset by $12.1 million in payments made on nonperforming loans, of which $11.4 million was paid on one large relationship. Additionally, $.4 million of loans were brought current and $.5 million of loans were transferred to other real estate owned. The Company also charged off $.3 million of nonaccrual loans during the first three months of 2012.

The Company’s ratio of nonperforming loans to total loans was 5.8% at March 31, 2012 and 5.4% at December 31, 2011, due to the increase in nonperforming loans described above. The ratio of nonperforming assets (nonperforming loans and other real estate owned) to total assets decreased to 3.9% at March 31, 2012 from 4.0% at December 31, 2011.

The ratio of the allowance for loan losses to total loans was 2.8% at March 31, 2012 and December 31, 2011. The following table presents an analysis of the Company’s nonperforming loans and other real estate owned as of the dates indicated (dollars in thousands):

	March 31, 2012	December 31, 2011
Loans past due 90 days or more still on accrual	$318	$286
Nonaccrual loans	56,456	53,058
Total nonperforming loans	$56,774	$53,344
Nonperforming loans as a percent of total loans	5.8%	5.4%
Allowance for loan losses as a percent of nonperforming loans	48.0%	51.7%
Other real estate owned	$21,313	$23,505
Nonperforming assets as a percent of total assets	3.9%	4.0%

The following table presents an analysis of the Company’s allowance for loan losses for the periods stated (dollars in thousands):

	2012	2011
	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Provision - quarter	$—	$2,360	$4,750	$1,818	$3,000
Provision - year to date	—	11,928	9,568	4,818	3,000
Net charge-offs - quarter	345	2,642	3,890	5,024	860
Net charge-offs - year to date	345	12,416	9,774	5,884	860
Allowance at period end	27,239	27,584	27,866	27,006	30,212
Allowance at period end to total loans	2.8%	2.8%	2.8%	2.8%	3.0%

Other Real Estate Owned.  At March 31, 2012, the Company had $21.3 million in other real estate owned, compared to $23.5 million at December 31, 2011. During the first three months of 2012, the Company acquired properties with an aggregate carrying value of $.5 million and sold properties with an aggregate carrying value of $1.9 million. These sales produced a net loss of $.1 million. On a monthly basis, the Company evaluates the carrying value of all other real estate owned properties and takes write-downs on these properties as necessary. During the first three months of 2012, the Company recorded aggregate write-downs of $.8 million due to the continued decline in real estate values. The Company is actively marketing the properties it holds in its other real estate owned portfolio in a continuing effort to reduce the size of this portfolio.

Bank-Owned Life Insurance.  Bank-owned life insurance at March 31, 2012 increased .5% from December 31, 2011, resulting from earnings on the asset during the quarter.

Deposits.  Total deposits at March 31, 2012 increased 2.8% from December 31, 2011 due to increases in NOW, money market checking and savings deposits. Management believes that due to the current state of the economy, some customers have migrated from non-liquid time deposits to more liquid deposit products such as money market checking and savings deposits. In general, management promotes the Company’s deposit products when it believes appropriate and prices its products in a manner intended to retain the Company’s current customers while maintaining an acceptable net interest margin. As of March 31, 2012, the Company held $2.9 million of deposits related to balances on cards issued by the Bank’s former prepaid solutions group. The Bank is in the process of winding down its issuing bank responsibilities under the prepaid card programs originated by the Bank’s former prepaid solutions group that were transferred, and the Bank expects to reduce the level of, and eventually cease to hold, these deposits. As of March 31, 2012, the Bank had no brokered deposits.

Balances in the Company’s major categories of deposits are summarized in the following table (dollars in thousands):

	March 31, 2012	December 31, 2011	Dollar Change	Percentage Change
Demand-noninterest-bearing	$147,189	$152,955	$(5,766)	(3.8)%
Prepaid solutions card deposits	2,945	5,810	(2,865)	(49.3)%
NOW	381,598	357,351	24,247	6.8%
Money market checking	457,592	444,942	12,650	2.8%
Savings	397,671	372,067	25,604	6.9%
Time deposits
Less than $100,000	296,241	301,154	(4,913)	(1.6)%
$100,000 and greater	104,661	105,265	(604)	(0.6)%
Total	$1,787,897	$1,739,544	$48,353	2.8%

Prepaid Solutions Cards.  Outstanding balances on prepaid solutions cards, which represent the total of prepaid solutions cards deposits and prepaid solutions cards liabilities, decreased 17.4% at March 31, 2012 from December 31, 2011. On December 4, 2009, the Company sold its prepaid solutions card division. The Bank remains the card issuing bank under a number of the card programs transferred, although the Bank is in the process of winding down such responsibilities. The outstanding balances on prepaid solutions cards will remain on the Company’s balance sheet for a period of time. The Company no longer records the income and expense associated with the prepaid solutions cards.

CAPITAL RESOURCES

Shareholders’ equity at March 31, 2012 increased 1.2% from December 31, 2011. The increase resulted from net income of $3.4 million, a change in the amount reclassified on ESOP share of $1.9 million and an increase in accumulated other comprehensive income of $.1 million. In accordance with applicable regulations, the appraised fair market value of West Suburban common stock owned by the ESOP is included in Tier 1 capital.

Banking regulations require the Company and the Bank to maintain minimum capital amounts and ratios. Regulatory capital requirements call for a minimum total risk-based capital ratio of 8% for each of the Company and the Bank, a minimum Tier 1 risk-based capital ratio of 4% for each of the Company and the Bank and a minimum leverage ratio (3% for the most highly rated banks and bank holding companies that do not expect significant growth; all other institutions are required to maintain a minimum leverage capital ratio of 4% to 5% depending on their particular circumstances and risk and growth profiles) for each of the Company and the Bank. On a consolidated basis, West Suburban exceeded these minimum regulatory capital requirements as of March 31, 2012. Bank holding companies and their subsidiaries are generally expected to operate at or above the minimum capital requirements.

On January 13, 2011, the Bank agreed with its regulators to maintain minimum capital ratios in excess of the minimum ratios required by applicable federal regulations. The Bank agreed to maintain minimum capital ratios equal to or exceeding 8.00% for Tier 1 capital to average total assets and 12.00% for total capital to risk-weighted assets. As of March 31, 2012, the Bank was in compliance with these heightened regulatory capital requirements. If the Bank is not in compliance with the requirements in the future, the Bank may become subject to additional regulatory actions or restrictions.

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

At March 31, 2012, the Bank’s Tier 1 capital to average total assets ratio was 8.38%, .38%, or $7.3 million, above the 8.00% level the Bank agreed with its regulators to maintain, and the Bank’s total capital to risk-weighted assets was 13.66%, 1.66%, or $21.8 million, above the 12.00% the Bank agreed with its regulators to maintain.

As of March 31, 2012 and December 31, 2011, the Bank exceeded the minimum capital ratios required for it to qualify as “well-capitalized” under the regulatory framework for prompt corrective action. There were no conditions or events since March 31, 2012 that management believes would result in a change of the Bank being considered “well-capitalized.”

The following table sets forth the actual and minimum capital ratios of the Company and the Bank as of the dates indicated (dollars in thousands):

	Actual		Minimum To Be Well- Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
As of March 31, 2012
Total capital (to risk weighted assets)
Company	$182,364	13.91%	N/A	N/A	N/A
Bank (1)	179,034	13.66%	$131,069	10.00%	$47,965
Tier 1 capital (to risk weighted assets)
Company	165,843	12.65%	N/A	N/A	N/A
Bank	162,516	12.40%	78,641	6.00%	83,875
Tier 1 capital (to average assets)
Company	165,843	8.56%	N/A	N/A	N/A
Bank (1)	162,516	8.38%	96,980	5.00%	65,536

As of December 31, 2011
Total capital (to risk weighted assets)
Company	$174,107	13.72%	N/A	N/A	N/A
Bank (1)	170,781	13.46%	$126,925	10.00%	$43,856
Tier 1 capital (to risk weighted assets)
Company	158,097	12.46%	N/A	N/A	N/A
Bank	154,771	12.19%	76,155	6.00%	78,616
Tier 1 capital (to average assets)
Company	158,097	8.31%	N/A	N/A	N/A
Bank (1)	154,771	8.11%	95,362	5.00%	59,409

(1)          The Bank has agreed to maintain minimum Tier 1 capital to average assets of 8.00% and total capital to risk-weighted assets of 12.00%.

LIQUIDITY

Effective liquidity management ensures the availability of funding sources at minimum cost to meet fluctuating deposit balances, loan demand needs and to take advantage of earnings enhancement opportunities. A large, stable core deposit base and a strong capital position are the solid foundation of the Company’s liquidity position. Liquidity is enhanced by a securities portfolio structured to provide liquidity as needed. The Company also maintains relationships with correspondent banks to purchase federal funds subject to underwriting and collateral requirements. Additionally, subject to credit underwriting, collateral, capital stock, and other requirements of the Federal Home Loan Bank of Chicago (the “FHLB”), the Company is able to borrow from the FHLB on a “same day” basis. As of March 31, 2012, the Company could have borrowed up to approximately $131 million from the FHLB secured by certain of its real estate loans and securities. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity and maturity schedules of interest-earning assets and interest-bearing liabilities.

Generally, the Company uses cash and cash equivalents to meet its liquidity needs. If the Company’s cash and cash equivalents are not sufficient to meet its liquidity needs, the Company would access the federal funds available for a short period of time. If longer term liquidity is needed, the Company would meet those needs using securities available for sale. As of March 31, 2012 and December 31, 2011, cash and cash equivalents together with securities available for sale collectively represented 33.3% and 29.6% of total assets, respectively.

During the first three months of 2012, the Company’s cash and cash equivalents decreased $68.3 million; net cash provided by operating activities was $14.8 million; net cash used in investing activities was $131.6 million; and net cash provided by financing activities was $48.5 million. The net cash used in investing activities was related primarily to purchases of investment securities available for sale.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

Net Income.  The Company’s net income increased $.6 million to $3.4 million for the first three months of 2012 compared to $2.8 million for the first three months of 2011. The increase was primarily due to a decrease in the provision for loan losses expense of $3.0 million. No provision for loan losses was recorded for the first three months of 2012, as the Company’s evaluation of the general and specific reserve categories of the allowance for loan losses was deemed sufficient to absorb the probable incurred credit losses in the loan portfolio. This decrease in expense was partially offset by a decrease in total noninterest income of $1.2 million, along with a decrease in net interest income of $.5 million. Additionally, the Company experienced an increase in total noninterest expense of $.2 million and income tax expense of $.5 million.

Net Interest Income.  Net interest income (on a fully tax-equivalent basis, assuming a tax rate of 35.0%) decreased 3.1% for the first three months of 2012 compared to the first three months of 2011. Net interest income is the primary source of income for the Company. Net interest income is the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by changes in volume and yield on interest-earning assets and interest-bearing liabilities. Interest-earning assets consist of federal funds sold, securities and loans. Interest-bearing liabilities primarily consist of deposits. The net interest margin is the percentage of tax-equivalent net interest income to average earning assets. The Company’s net interest margin (on a fully tax-equivalent basis) was 3.4% and 3.5% for the three month periods ended March 31, 2012 and 2011, respectively.

Total interest income (on a tax-equivalent basis, assuming a tax rate of 35.0%) decreased 6.5% for the first three months of 2012 compared to the first three months of 2011, primarily due to a decrease in total loans and decreasing yields in the Company’s securities portfolio. Average loan balances decreased 4.1% for the first three months of 2012, and the average yield on the loan portfolio increased 5 basis points. Average securities balances increased 3.5% for the first three months of 2012, and the average yield on the securities portfolio decreased 51 basis points. Management decided to sell securities as market rates declined during the first three months of 2012. A large portion of these securities were sold in order to reduce the Company’s interest rate risk in the securities portfolio. Management’s analysis of these securities indicated that certain higher yielding securities could be sold at a gain and over time the proceeds could be reinvested at lower yields which will continue to be accretive to earnings.

Total interest expense decreased 21.5% for the first three months of 2012 compared to the first three months of 2011. Lower interest on deposits, resulting from lower yields on interest-bearing deposits, accounted for all of the decrease. The average yield on interest-bearing deposits decreased 18 basis points to .6% for the three months ended March 31, 2012, from .8% for the three months ended March 31, 2011. Approximately 59% of time deposits are scheduled to mature within one year.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities (on a fully tax-equivalent basis) for the first three months ended March 31, 2012 as compared to the same period in 2011 (dollars in thousands):

	Change due to		Total
	Volume	Rate	Change
Interest Income
Federal funds sold	$—	$—	$—
Securities	159	(918)	(759)
Loans	(508)	117	(391)
Total interest income	(349)	(801)	(1,150)
Interest Expense
Interest-bearing deposits	—	(697)	(697)
Other interest-bearing liabilities	—	—	—
Total interest expense	—	(697)	(697)
Net interest income	$(349)	$(104)	$(453)

The following table presents an analysis of the Company’s year-to-date average interest-earning assets, demand-noninterest-bearing deposits and interest-bearing liabilities as of the dates indicated (dollars in thousands):

	2012	2011
	March 31	December 31	September 30	June 30	March 31
Federal funds sold	$370	$9,543	$8,857	$311	$205
Securities	753,356	707,974	719,565	742,770	728,045
Loans	918,914	921,757	925,061	934,552	958,013
Total interest-earning assets	$1,672,640	$1,639,274	$1,653,483	$1,677,633	$1,686,263

Demand-noninterest-bearing deposits	$156,525	$174,795	$174,538	$172,973	$172,582
Interest-bearing deposits	1,593,390	1,576,322	1,585,176	1,595,997	1,593,572
Total deposits	$1,749,915	$1,751,117	$1,759,714	$1,768,970	$1,766,154
Total interest-bearing liabilities	$1,596,043	$1,582,482	$1,592,538	$1,604,634	$1,602,019

Provision for Loan Losses.  A provision for loan losses is recorded when the Company’s evaluation of the general and specific reserve categories of the allowance for loan losses are not deemed sufficient to absorb probable incurred credit losses in the loan portfolio. Provision for loan losses decreased $3.0 million for the first three months of 2012 compared to the first three months of 2011, as the Company did not record any provision for loan losses during the first three months of 2012. The decline in the general allowance allocations offset net charge-offs during the quarter. A more detailed discussion of the allowance for loan losses is presented in the Allowance for Loan Losses and Asset Quality section of this report.

Noninterest Income.  Total noninterest income decreased 25.0% for the first three months of 2012 compared to the first three months of 2011. The Company experienced a decrease in bank-owned life insurance income of $.3 million primarily due to the surrendering of $7.9 million of bank-owned life insurance policies in connection with the termination of a portion of the deferred compensation plan in the second half of 2011. Additionally, the Company experienced a decrease in net realized gains on securities transactions of $.3 million. The Company also experienced a decrease in other income of $.5 million primarily due to a loss on the sale of other real estate owned in the 2012 period compared to a gain in the 2011 period.

Noninterest Expense.  Total noninterest expense increased 1.5% for the first three months of 2012 compared to the first three months of 2011. Other real estate owned expense increased $.7 million primarily due to increased write-downs during the 2012 period. FDIC assessment expense decreased $.4 million primarily due to changes in the assessment calculation. Furniture and equipment expense increased $.1 million primarily due to increased data processing and maintenance equipment expense. Occupancy expense decreased $.2 million primarily due to reduced rent expense net of rental income. Professional fees expense decreased $.1 million primarily due to reduced costs associated with regulatory compliance. Loan administration expense increased $.2 million primarily due to increased expenses on one large relationship, along with increased tax payments on collateral securing nonaccrual commercial, commercial real estate and construction and development loans. Other expense decreased $.1 million primarily due to reduced Visa cardholder expense and stationary and supplies expense.

Income Taxes.  Income tax expense increased $.5 million for the first three months of 2012 compared to the first three months of 2011. The effective tax rates for the first three months of 2012 and 2011 were 33.5% and 30.5%, respectively. The increase was due to the higher pre-tax income and its impact on the ratio of pre-tax income to pre-tax income subject to income taxes.

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

Presented below are the Company’s projected changes in net interest income over a twelve-month horizon for the various rate shock levels as of the periods indicated (dollars in thousands):

March 31, 2012	Amount	Dollar Change	Percentage Change
+200 basis points	$52,963	$(2,952)	(5.3)%
+100 basis points	54,186	(1,729)	(3.1)%
Base	55,915
-100 basis points	50,365	(5,550)	(9.9)%
-200 basis points	48,100	(7,815)	(14.0)%

December 31, 2011	Amount	Dollar Change	Percentage Change
+200 basis points	$51,420	$(2,637)	(4.9)%
+100 basis points	50,949	(3,108)	(5.7)%
Base	54,057
-100 basis points	48,215	(5,842)	(10.8)%
-200 basis points	45,876	(8,181)	(15.1)%

In a falling rate environment, the Company is projected to have a decrease in net interest income. However, it is not possible for many of the Company’s deposit rates to fall 100 or 200 basis points due to their current rates already being below 100 basis points at March 31, 2012. The target federal funds rate is currently set by the Federal Reserve at a rate between 0 and 25 basis points. As a result, a 200 basis point decline in overall rates would only have between a 0 and 25 basis point decline in both federal funds and the prime rate. Further, other rates that are currently below 1% or 2% (e.g. U.S. Treasuries and LIBOR) would not fall below 0% with an overall 100 or 200 basis point decrease in rates. Many of the Company’s variable rate loans are set to an index tied to prime, federal funds or LIBOR, and as a result, a further decrease in rates would not have a substantial impact on loan yields. Accordingly, management believes that the analyses resulting from 100 and 200 basis point downward changes are not meaningful in light of current interest rate levels.

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board and Chief Executive Officer and the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2012. Based on that evaluation, the Company’s Chairman of the Board and Chief Executive Officer and the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified.

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

ITEM 1A.  RISK FACTORS

There have been no material changes in the risk factors applicable to the Company from those disclosed in the Company’s 2011 Annual Report on Form 10-K.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable

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

Date: May 8, 2012
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

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2012 and 2011; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

* As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.