Form 10-Q/A
period 2012-03-31
WEST SUBURBAN BANCORP INC
filed 2012-07-30
CIK 805080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of July 23, 2012, 426,850 shares of West Suburban common stock were outstanding.

WEST SUBURBAN BANCORP, INC.

Form 10-Q/A Quarterly Report

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

•            The impact of the results of supervisory examinations and other aspects of the supervisory process, including the ability of the Company to comply with, and satisfy the requirements of, any informal or formal enforcement actions with its regulators and the consequences that may result from any inability to comply.

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

West Suburban Bancorp, Inc.

Quarterly Report on Form 10-Q/A for the period ended March 31, 2012

EXPLANATORY NOTE

West Suburban Bancorp, Inc. filed its Quarterly Report on Form 10-Q for the period ended March 31, 2012 with the Securities and Exchange Commission (the “SEC”) on May 8, 2012. This Amendment No. 1 (this “Amendment”) is being filed to amend and restate the Company’s unaudited condensed consolidated financial statements and other information as of and for the three months ended March 31, 2012 to reflect the cumulative effect of adjustments made to the provision for loan losses and related changes to the allowance for loan losses and shareholders’ equity, which required restatement of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012.

In July 2012 and subsequent to the May 8, 2012 filing of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, based on recent discussions with the Bank’s primary federal regulator, a reassessment of certain of these factors was required and the reassessment resulted in a need to increase the allowance for loan losses as of March 31, 2012 for loss allocations on specific impaired credits, by increasing the provision for loan losses by $7.2 million. The additional provisions include $1.1 million from a credit impaired in March 2012 based on an appraisal obtained in May 2012, $4.9 million of changes to collateral valuation assumptions on four relationships, $.4 million on loans previously collectively evaluated for impairment, and $.8 million from various other relationships. As directed by the Bank’s primary federal regulator, the Bank amended the Call Report for the Bank for the period ended March 31, 2012 to reflect the required changes. Accordingly, the Company’s previously issued consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, as originally filed with the SEC, should no longer be relied upon.

A detailed summary of the restatement of financial results is provided in Note 1a of the unaudited condensed consolidated financial statements included within this Amendment.

The information in this Amendment not only revises the unaudited condensed consolidated financial statements that were included in the originally filed Form 10-Q for the period ended March 31, 2012, but also amends other information in that Form 10-Q affected by the revisions described above. Therefore, this Amendment should be read together with the originally filed Form 10-Q. Furthermore, except as expressly stated in this Amendment, the information is as of March 31, 2012 and does not reflect events occurring after the filing of the originally filed Form 10-Q or update information or disclosures contained in the originally filed Form 10-Q that were not affected by the revisions described above. Accordingly, this Amendment also should be read in conjunction with the Company’s subsequent filings of financial information related to its financial position and results of operations as information in any subsequent filings may update or supersede certain information contained in this Amendment.

The following items of the originally filed Form 10-Q for the three months ended March 31, 2012 have been revised:

Part I — Financial Information

Item 1 — Financial Statements (unaudited)

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4 — Controls and Procedures

In addition, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, updated certifications by the Company’s principal executive officer and principal financial officer are filed herewith as Exhibit 31.1, Exhibit 31.2, Exhibit 32.1 and Exhibit 32.2 to this Amendment.

The Company has not amended, and does not intend to amend, any of its other previously filed reports filed with the SEC.

PART I

ITEM 1.    FINANCIAL STATEMENTS

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,
	2012
	(Restated)	December 31,
	(Unaudited)	2011
Assets
Cash and due from banks	$47,783	$116,039
Federal funds sold	200	286
Total cash and cash equivalents	47,983	116,325
Securities
Available for sale (amortized cost of $607,205 in 2012 and $447,496 in 2011)	614,043	454,125
Held to maturity (fair value of $242,394 in 2012 and $271,601 in 2011)	230,345	259,035
Federal Home Loan Bank stock	6,527	7,599
Total securities	850,915	720,759
Loans, less allowance for loan losses of $34,404 in 2012 and $27,584 in 2011	950,988	956,559
Bank-owned life insurance	32,794	32,618
Premises and equipment, net	44,887	45,130
Other real estate owned, net	21,313	23,505
Accrued interest and other assets	34,622	33,788
Total assets	$1,983,502	$1,928,684

Liabilities and shareholders’ equity
Deposits
Demand-noninterest-bearing	$147,189	$152,955
Prepaid solutions card deposits	2,945	5,810
Interest-bearing	1,637,763	1,580,779
Total deposits	1,787,897	1,739,544
Prepaid solutions cards	10,100	9,980
Accrued interest and other liabilities	19,277	12,207

Common stock in ESOP subject to contingent repurchase obligation	25,103	23,230

Shareholders’ equity
Common stock, no par value; 15,000,000 shares authorized; 426,850 shares issued and outstanding	3,412	3,412
Surplus	35,453	35,453
Retained earnings	123,658	124,514
Accumulated other comprehensive income	3,705	3,574
Amount reclassified on ESOP shares	(25,103)	(23,230)
Total shareholders’ equity	141,125	143,723
Total liabilities and shareholders’ equity	$1,983,502	$1,928,684

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Dollars in thousands, except per share data)

(UNAUDITED)

	2012
	(Restated)	2011
Interest income
Loans, including fees	$11,815	$12,192
Securities
Taxable	4,147	5,091
Exempt from federal income tax	386	267
Federal funds sold	1	1
Total interest income	16,349	17,551

Interest expense
Deposits	2,538	3,235
Total interest expense	2,538	3,235
Net interest income	13,811	14,316
Provision for loan losses	7,165	3,000
Net interest income after provision for loan losses	6,646	11,316

Noninterest income
Service fees on deposit accounts	963	1,042
Net realized gains on securities transactions	766	1,099
Debit card fees	565	518
Bank-owned life insurance	176	518
Net gain on sale of loans originated for sale	7	—
Other	1,041	1,511
Total noninterest income	3,518	4,688

Noninterest expense
Salaries and employee benefits	5,792	5,756
Furniture and equipment	1,272	1,158
Occupancy	1,251	1,469
Other real estate owned expense	1,094	439
FDIC assessments	652	1,098
Loan administration	360	184
Professional fees	341	484
Advertising and promotion	262	204
Telephone	248	216
Other	898	980
Total noninterest expense	12,170	11,988

(Loss) income before income taxes	(2,006)	4,016
Income tax (benefit) expense	(1,150)	1,226
Net (loss) income	$(856)	$2,790

(Loss) earnings per share	$(2.01)	$6.54
Average shares outstanding	426,850	426,850

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Dollars in thousands)

(UNAUDITED)

	2012
	(Restated)	2011
Net (Loss) Income	$(856)	$2,790

Other comprehensive income (loss)
Unrealized gains on available for sale securities:
Unrealized holding gains arising during the period	975	504
Reclassification adjustments for gains included in net income	(766)	(1,099)
Tax effect	(86)	237
Net of tax	123	(358)

Change in postretirement obligation:
Net gain arising during the period	26	22
Reclassification adjustment for amortization of prior service cost and net gains included in net periodic pension cost	(13)	(11)
Tax effect	(5)	(4)
Net of tax	8	7

Total other comprehensive income (loss)	131	(351)
Total comprehensive (loss) income	$(725)	$2,439

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Dollars in thousands)

(UNAUDITED)

	Common Stock and Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2011	$38,865	$116,698	$285	$(29,865)	$125,983

Comprehensive income
Net income		2,790			2,790
Change in unrealized gains on available for sale securities, net of reclassification and tax effects			(358)		(358)
Change in post-retirement obligation, net of tax effects			7		7
Total comprehensive income					2,439
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation				2,592	2,592
Balance, March 31, 2011	$38,865	$119,488	$(66)	$(27,273)	$131,014

	Common Stock and Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2012	$38,865	$124,514	$3,574	$(23,230)	$143,723

Comprehensive income
Net loss (restated)		(856)			(856)
Change in unrealized gains on available for sale securities, net of reclassification and tax effects			123		123
Change in post-retirement obligation, net of tax effects			8		8
Total comprehensive loss (restated)					(725)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation				(1,873)	(1,873)
Balance, March 31, 2012 (Restated)	$38,865	$123,658	$3,705	$(25,103)	$141,125

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Dollars in thousands)

(UNAUDITED)

	2012
	(Restated)	2011
Cash flows from operating activities
Net (loss) income	$(856)	$2,790
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	781	734
Provision for loan losses	7,165	3,000
Net premium amortization of securities	1,299	427
Net realized gains on securities transactions	(766)	(1,099)
Earnings on bank-owned life insurance	(176)	(518)
Net gain on sale of loans held for sale	(7)	—
Sales of loans held for sale	1,094	—
Origination of loans held for sale	(786)	—
Net gain on sales of premises and equipment	—	(2)
Net loss (gain) on sales of other real estate owned	147	(167)
Write down of other real estate owned	760	147
Increase in accrued interest and other assets	(925)	(142)
Increase in accrued interest and other liabilities	7,085	1,062
Net cash provided by operating activities	14,815	6,232
Cash flows from investing activities
Securities available for sale
Sales	12,264	34,177
Maturities, calls and redemptions	37,356	25,739
Purchases	(209,694)	(15,931)
Securities held to maturity
Maturities, calls and redemptions	28,522	18,552
Purchases	—	(46,940)
Redemption of FHLB stock	1,072	—
Net (increase) decrease in loans	(2,361)	11,222
Investment in bank-owned life insurance	—	(38)
Purchases of premises and equipment	(570)	(569)
Sales of premises and equipment	32	5
Sales of other real estate owned	1,751	1,180
Net cash (used in) provided by investing activities	(131,628)	27,397
Cash flows from financing activities
Net increase (decrease) in deposits	48,351	(3,752)
Net increase in prepaid solutions cards	120	992
Net cash provided by (used in) financing activities	48,471	(2,760)
Net (decrease) increase in cash and cash equivalents	(68,342)	30,869
Beginning cash and cash equivalents	116,325	70,690
Ending cash and cash equivalents	$47,983	$101,559
Supplemental disclosures
Cash paid for interest	$2,025	$3,144
Cash paid for income taxes	—	595
Other real estate acquired through or instead of loan foreclosure	466	6,819
Loans originated from the sale of other real estate owned	143	—
Due to broker	7,031	5,209

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

Note 1a — Restatement

In July 2012 and subsequent to the May 8, 2012 filing of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, based on recent discussions with the Bank’s primary federal regulator, a reassessment of certain of these factors was required and the reassessment resulted in a need to increase the allowance for loan losses as of March 31, 2012 for loss allocations on specific impaired credits, by increasing the provision for loan losses by $7.2 million. The additional provisions consist of $1.1 million from a credit impaired in March 2012 due to an appraisal obtained in May 2012, $4.9 million of additional impairments due to collateral valuation assumptions on four relationships, $.4 million of additional impairments on loans previously collectively evaluated for impairment, and $.8 million of additional impairments with respect to various other relationships. Consequently, $.8 million of loans were placed on nonaccrual increasing the impaired loans at March 31, 2012. Additionally, $.5 million of loans previously identified as impaired were reclassified as troubled debt restructurings. As directed by the Bank’s primary federal regulator, the Bank amended the Call Report for the Bank for the period ended March 31, 2012 to reflect the required changes. The unaudited condensed consolidated financial statements for the period ended March 31, 2012 are restated to reflect the cumulative effect of the adjustments described above.

The impact of restatement is summarized below:

	As of March 31, 2012
	As Previously Reported	Change	As Restated
Condensed Consolidated Balance Sheet
Loans, less allowance for loan losses	$958,153	$(7,165)	$950,988
Accrued interest and other assets	31,743	2,879	34,622
Total assets	1,987,788	(4,286)	1,983,502
Retained earnings	127,944	(4,286)	123,658
Total shareholders’ equity	145,411	(4,286)	141,125
Total liabilities and shareholders’ equity	1,987,788	(4,286)	1,983,502

	Three Months Ended March 31, 2012
	As Previously Reported	Change	As Restated
Condensed Consolidated Statement of Income
Provision for loan losses	$—	$7,165	$7,165
Net interest income after provision for loan losses	13,811	(7,165)	6,646
Income before income taxes	5,159	(7,165)	(2,006)
Income tax expense	1,729	(2,879)	(1,150)
Net (loss) income	3,430	(4,286)	(856)
(Loss) earnings per share	8.04	(10.05)	(2.01)

	Three Months Ended March 31, 2012
	As Previously Reported	Change	As Restated
Condensed Consolidated Statement of Comprehensive Income
Net (loss) income	$3,430	$(4,286)	$(856)
Total comprehensive (loss) income	3,561	(4,286)	(725)

	Three Months Ended March 31, 2012
	As Previously Reported	Change	As Restated
Condensed Consolidated Statement of Changes in Shareholders’ Equity
Net (loss) income	$3,430	$(4,286)	$(856)
Total comprehensive (loss) income	3,561	(4,286)	(725)
Retained earnings, March 31, 2012	127,944	(4,286)	123,658
Total shareholders’ equity	145,411	(4,286)	141,125

	Three Months Ended March 31, 2012
	As Previously Reported	Change	As Restated
Condensed Consolidated Statement of Cash Flows
Net (loss) income	$3,430	$(4,286)	$(856)
Provision for loan losses	—	7,165	7,165
Increase in accrued interest and other liabilities	1,954	(2,879)	(925)
Net cash provided by operting activities	14,815	—	14,815

	As of March 31, 2012
	As Previously Reported	Change	As Restated
Capital Ratios
Total capital (to risk-weighted assets)	13.66%	(0.13)%	13.53%
Tier 1 capital (to risk-weighted assets)	12.40%	(0.13)%	12.27%
Tier 1 capital (to average assets)	8.38%	(0.22)%	8.16%

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

Note 3 - Loans

At March 31, 2012 and December 31, 2011, major classifications of loans were as follows:

	March 31, 2012
	(Restated)	December 31, 2011
Commercial	$278,462	$278,969
Commercial real estate	293,804	284,065
Construction and development	77,785	79,197
Residential real estate:
Mortgage	151,965	151,378
Home equity	172,008	178,819
Consumer and other	11,368	11,715
Total	985,392	984,143
Allowance for loan losses	(34,404)	(27,584)
Loans, net	$950,988	$956,559

The Company makes loans to customers throughout the western suburbs of Chicago. From time to time the Company will make loans outside of its market area. There were $891 and $1,192 of loans held for sale at March 31, 2012 and December 31, 2011, respectively, which were included in the residential real estate: mortgage classification.

Changes in the allowance for loan losses by portfolio segment for the quarter ended March 31, 2012 (restated) were as follows:

		Commercial	Construction	Residential
		Real	and	Real	Consumer
	Commercial	Estate	Development	Estate	and Other	Total
Balance, beginning of year	$15,204	$2,990	$4,270	$4,581	$539	$27,584
Provision for loan losses	4,313	1,924	808	111	9	7,165
Loans charged-off	(7)	(125)	(18)	(244)	(88)	(482)
Recoveries	13	—	—	97	27	137
Balance, period-end	$19,523	$4,789	$5,060	$4,545	$487	$34,404

Changes in the allowance for loan losses by portfolio segment for the quarter ended March 31, 2011 were as follows:

	Commercial	Commercial Real Estate	Construction and Development	Residential Real Estate	Consumer and Other	Total
Balance, beginning of year	$12,638	$4,179	$6,243	$4,308	$704	$28,072
Provision for loan losses	550	(463)	2,801	69	43	3,000
Loans charged-off	(337)	—	(178)	(280)	(113)	(908)
Recoveries	17	—	—	2	29	48
Balance, period-end	$12,868	$3,716	$8,866	$4,099	$663	$30,212

The balance of the allowance for loan losses and the recorded investment (which does not include accrued interest) in loans by portfolio segment and based on impairment method were as follows:

	Commercial	Commercial Real Estate	Construction and Development	Residential Real Estate	Consumer and Other	Total
March 31, 2012 (Restated)
Allowance for loan losses attributable to loans:
Individually evaluated for impairment	$11,071	$2,601	$1,198	$554	$—	$15,424
Collectively evaluated for impairment	8,452	2,188	3,862	3,991	487	18,980
Total ending allowance balance	$19,523	$4,789	$5,060	$4,545	$487	$34,404

Loans:
Individually evaluated for impairment	$37,662	$23,998	$15,202	$13,450	$—	$90,312
Collectively evaluated for impairment	240,800	269,806	62,583	310,523	11,368	895,080
Total ending loan balance	$278,462	$293,804	$77,785	$323,973	$11,368	$985,392

December 31, 2011
Allowance for loan losses attributable to loans:
Individually evaluated for impairment	$5,568	$805	$—	$331	$—	$6,704
Collectively evaluated for impairment	9,636	2,185	4,270	4,250	539	20,880
Total ending allowance balance	$15,204	$2,990	$4,270	$4,581	$539	$27,584

Loans:
Individually evaluated for impairment	$36,272	$20,066	$21,099	$13,130	$—	$90,567
Collectively evaluated for impairment	242,697	263,999	58,098	317,067	11,715	893,576
Total ending loan balance	$278,969	$284,065	$79,197	$330,197	$11,715	$984,143

Loans individually evaluated for impairment by class of loans were as follows:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
March 31, 2012 (Restated)
With no related allowance recorded:
Commercial	$23,763	$17,198	$—
Commercial real estate	15,080	14,955	—
Construction and development	14,971	12,093	—
Residential real estate:
Mortgage	8,372	8,323	—
Home equity	1,286	1,250	—
With an allowance recorded:
Commercial	20,512	20,464	11,071
Commercial real estate	9,314	9,043	2,601
Construction and development	4,325	3,109	1,198
Residential real estate:
Mortgage	3,540	3,540	512
Home equity	337	337	42
Total	$101,500	$90,312	$15,424

December 31, 2011
With no related allowance recorded:
Commercial	$31,667	$25,062	$—
Commercial real estate	11,154	11,154	—
Construction and development	25,175	21,099	—
Residential real estate:
Mortgage	9,021	8,844	—
Home equity	1,544	1,508	—
With an allowance recorded:
Commercial	11,211	11,211	5,568
Commercial real estate	9,183	8,911	805
Residential real estate:
Mortgage	2,778	2,778	331
Total	$101,733	$90,567	$6,704

Average impaired loans by class were as follows:

	Three Months Ended March 31,
	2012
	(Restated)	2011
Commercial	$36,040	$41,112
Commercial real estate	21,650	12,568
Construction and development	16,703	69,389
Residential real estate:
Mortgage	11,934	8,240
Home equity	1,478	786
Total	$87,805	$132,095

Interest income recognized during impairment was $481 and $354 for the three months ended March 31, 2012 and 2011, respectively.

Nonperforming loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans was as follows:

	Nonaccrual	Loans Past Due 90 Days or More Still on Accrual
March 31, 2012 (Restated)
Commercial	$31,109	$29
Commercial real estate	6,392	—
Construction and development	16,301	—
Residential real estate:
Mortgage	1,778	119
Home equity	1,506	133
Consumer and other	206	37
Total	$57,292	$318

December 31, 2011
Commercial	$27,141	$—
Commercial real estate	1,115	—
Construction and development	22,197	—
Residential real estate:
Mortgage	2,232	72
Home equity	161	205
Consumer and other	212	9
Total	$53,058	$286

Loans past due 90 days or more still on accrual are considered to be well-collateralized and in the process of collection as of March 31, 2012.

The aging of the recorded investment in past due loans were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
March 31, 2012
Commercial	$1,159	$878	$30,302	$32,339	$246,123	$278,462
Commercial real estate	1,365	599	6,392	8,356	285,448	293,804
Construction and development	557	—	15,745	16,302	61,483	77,785
Residential real estate:
Mortgage	2,354	1,675	1,897	5,926	146,039	151,965
Home equity	2,097	8	639	2,744	169,264	172,008
Consumer and other	76	92	243	411	10,957	11,368
Total	$7,608	$3,252	$55,218	$66,078	$919,314	$985,392

December 31, 2011
Commercial	$1,030	$471	$26,903	$28,404	$250,565	$278,969
Commercial real estate	1,118	2,790	809	4,717	279,348	284,065
Construction and development	1,099	2,070	19,028	22,197	57,000	79,197
Residential real estate:
Mortgage	2,310	1,203	2,304	5,817	145,561	151,378
Home equity	1,048	526	365	1,939	176,880	178,819
Consumer and other	143	39	222	404	11,311	11,715
Total	$6,748	$7,099	$49,631	$63,478	$920,665	$984,143

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

At March 31, 2012, the Company had $38,845 of loans considered TDRs, which are considered impaired loans, compared to $37,711 as of December 31, 2011. As of March 31, 2012, the Company had specifically allocated allowance for loan losses of $5,016 on $17,916 of loans considered to be TDRs. As of December 31, 2011, the Company had specifically allocated allowance for loan losses of $1,584 on $14,375 of loans considered to be TDRs. The remaining $20,929 and $23,336 of TDRs as of March 31, 2012 and December 31, 2011, respectively, did not have impaired cash flows or were considered to be collateral dependent and did not have specific allocations of the allowance due to partial charge-offs and the loans being well-collateralized. Management has not committed to lend additional amounts to customers with outstanding loans that are classified as TDRs.

The following table presents loans by class modified as TDRs during the quarter ended March 31, 2012 (restated):

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	1	$513	$513
Commercial real estate	2	505	505
Residential real estate: mortgage	8	1,425	1,439
Total	11	$2,443	$2,457

The following table presents loans by class modified as TDRs during the quarter ended March 31, 2011:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate	1	$374	$374
Residential real estate: mortgage	2	382	390
Total	3	$756	$764

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

The table below presents a reconciliation of the state and political subdivisions available for sale security measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31,
	2012	2011
Balance of recurring Level 3 assets at January 1	$577	$—
Total gains or (losses) for the period:
Included in other comprehensive income	(4)	—
Purchases, sales, issuances and settlements, net	—	—
Transfers in or (out) of Level 3	(573)	—
Balance of recurring Level 3 assets at March 31	$—	$—

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

Assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012 Non-recurring basis (Restated)
Impaired loans:
Commercial	$13,974	$—	$—	$13,974
Commercial real estate	6,909	—	—	6,909
Construction and development	9,728	—	—	9,728
Residential real estate:
Mortgage	3,028	—	—	3,028
Home Equity	295	—	—	295
Other real estate owned:
Construction and development	10,272	—	—	10,272
Commercial real estate	3,484	—	—	3,484

December 31, 2011 Non-recurring basis
Impaired loans:
Commercial	$8,697	$—	$—	$8,697
Commercial real estate	8,106	—	—	8,106
Construction and development	4,840	—	—	4,840
Residential real estate	2,447	—	—	2,447
Other real estate owned:
Construction and development	8,560	—	—	8,560
Commercial real estate	3,484	—	—	3,484

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $49,359 with a valuation allowance of $15,425 at March 31, 2012. At December 31, 2011, impaired loans had a carrying value of $30,795 with a valuation allowance of $6,704. Provision for loan losses made for impaired loans during the first three months ended March 31, 2012 and 2011 was $7,165 and $1,722, respectively.

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

Carrying values and estimated fair values of the Company’s financial instruments as of March 31, 2012 (restated) and December 31, 2011 are set forth in the table below:

	Carrying	Fair Value Measurement at March 31, 2012 Using
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$47,983	$47,983	$—	$—	$47,983
Securities
Available for sale	614,043	—	614,043	—	614,043
Held to maturity	230,345	32,662	209,732	—	242,394
Federal Home Loan Bank stock	6,527	N/A	N/A	N/A	N/A
Loans, less allowance for loan losses	950,988	—	891	966,558	967,449
Accrued interest receivable	5,774	—	3,276	2,498	5,774

Financial liabilities
Deposits	$1,787,897	$1,386,995	$405,752	$—	$1,792,747
Accrued interest payable	2,984	73	2,911	—	2,984

	December 31, 2011
	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents	$116,325	$116,325
Securities
Available for sale	454,125	454,125
Held to maturity	259,035	271,601
Federal Home Loan Bank stock	7,599	N/A
Loans, less allowance for loan losses	956,559	994,934
Accrued interest receivable	5,342	5,342

Financial liabilities
Deposits	$1,739,544	$1,748,988
Accrued interest payable	2,471	2,471

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

(d) Deposits

The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date resulting in a Level 2 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

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

At March 31, 2012 (restated), the Bank’s Tier 1 capital to average total assets ratio was 8.16%, .16%, or $3.1 million, above the 8.00% level the Bank agreed with its regulators to maintain, and the Bank’s total capital to risk-weighted assets was 13.53%, 1.53%, or $19.7 million, above the 12.00% the Bank agreed with its regulators to maintain.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in this Amendment in the Explanatory Note and Note 1a — Restatement, the Company has restated its previously issued unaudited condensed financial statements for the period ended March 31, 2012 after consultations with the Bank’s primary federal regulator which resulted in an additional $7.2 million provision for loan losses expense due primarily to examiner specified adjustments to impairments on certain loans. The additional provisions consist of $1.1 million from a credit impaired in March 2012 due to an appraisal obtained in May 2012, $4.9 million of additional impairments due to collateral valuation assumptions on four relationships, $.4 million of additional impairments on loans previously collectively evaluated for impairment, and $.8 million of additional impairments with respect to various other relationships. Consequently, $.8 million of loans were placed on nonaccrual, increasing the impaired loans at March 31, 2012. Additionally, $.5 million of loans previously identified as impaired were reclassified as troubled debt restructurings. The $7.2 million additional provision for loan losses, net of a $2.9 million tax effect, reduced net income by $4.3 million, or $10.05 per share, to a net loss for the quarter of $.9 million.  Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised for the effects of such restatement.

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

Allowance for Loan Losses.  The allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio. The allowance is increased by a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan has been established. Subsequent recoveries, if any, are credited to the allowance. The allowance consists of specific and general components. The specific component relates to specific loans that are individually classified as impaired. The allowance for loan losses is evaluated monthly based on management’s periodic review of loan collectibility in light of historical loan loss experience, the nature and volume of the loan portfolio, information about specific borrower situations and estimated collateral values and prevailing economic conditions. Although allocations of the allowance may be made for specific loans, the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Management’s evaluation of loan collectibility is inherently subjective as it requires estimates that are subject to significant revision as more information becomes available or as relevant circumstances change.  Management’s evaluation of the allowance for loan losses is also subject to regulatory review, which may result in significant changes. Consistent with the Explanatory Note and Note 1a — Restatement, this Amendment is being filed in part as the result of additional impairments proposed by the Bank’s primary federal regulator during the Bank’s regulatory scheduled supervisory examination.

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

Balance Sheet Analysis

Total Assets.  Total consolidated assets at March 31, 2012 increased 2.8% compared to December 31, 2011, primarily due to increases in the securities portfolios funded in part by an increase in interest-bearing deposits from customers.

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

Balances in the Company’s loans are summarized in the following table (dollars in thousands):

	March 31, 2012 (Restated)	December 31, 2011
Commercial	$278,462	$278,969
Commercial real estate	293,804	284,065
Construction and development	77,785	79,197
Residential real estate:
Mortgage	151,965	151,378
Home equity	172,008	178,819
Consumer and other	11,368	11,715
Total	985,392	984,143
Allowance for loan losses	(34,404)	(27,584)
Loans, net	$950,988	$956,559

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

At March 31, 2012, the allowance for loan losses was $34.4 million, compared to $27.6 million at December 31, 2011. The increase in the allowance for loan losses was primarily in the specific allowance component.

Impaired loans totaled $90.3 million at March 31, 2012, as compared to $90.6 million at December 31, 2011. The allowance for loan losses allocated to impaired loans totaled $15.4 million at March 31, 2012 as compared to $6.7 million at December 31, 2011. The increase in allowance for loan losses allocated to impaired loans is primarily due to the reassessment of certain factors in determining specific reserves on impaired credits as required by the Bank’s primary federal regulator. As of March 31, 2012, the impaired loan balance of $90.3 million is net of $11.2 million of partial charge-offs.

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

Nonperforming loans (nonaccrual and loans past due 90 days or more still on accrual) increased to $57.6 million at March 31, 2012 from $53.3 million at December 31, 2011. This change was primarily due to $17.5. million of loans being classified as nonaccrual during the first three months of 2012. This increase was significantly offset by $12.1 million in payments made on nonperforming loans, of which $11.4 million was paid on one large relationship. Additionally, $.4 million of loans were brought current and $.5 million of loans were transferred to other real estate owned. The Company also charged off $.3 million of nonaccrual loans during the first three months of 2012.

The Company’s ratio of nonperforming loans to total loans was 5.8% at March 31, 2012 and 5.4% at December 31, 2011, due to the increase in nonperforming loans described above. The ratio of nonperforming assets (nonperforming loans and other real estate owned) to total assets decreased to 3.9% at March 31, 2012 from 4.0% at December 31, 2011.

The ratio of the allowance for loan losses to total loans was 3.5% at March 31, 2012 and December 31, 2011. The following table presents an analysis of the Company’s nonperforming loans and other real estate owned as of the dates indicated (dollars in thousands):

	March 31, 2012 (Restated)	December 31, 2011
Loans past due 90 days or more still on accrual	$318	$286
Nonaccrual loans	57,292	53,058
Total nonperforming loans	$57,610	$53,344
Nonperforming loans as a percent of total loans	5.8%	5.4%
Allowance for loan losses as a percent of nonperforming loans	59.7%	51.7%
Other real estate owned	$21,313	$23,505
Nonperforming assets as a percent of total assets	4.0%	4.0%

The following table presents an analysis of the Company’s allowance for loan losses for the periods stated (dollars in thousands):

	2012	2011
	1st Qtr (Restated)	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Provision - quarter	$7,165	$2,360	$4,750	$1,818	$3,000
Provision - year to date	7,165	11,928	9,568	4,818	3,000
Net charge-offs - quarter	345	2,642	3,890	5,024	860
Net charge-offs - year to date	345	12,416	9,774	5,884	860
Allowance at period end	34,404	27,584	27,866	27,006	30,212
Allowance at period end to total loans	3.5%	2.8%	2.8%	2.8%	3.0%

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

CAPITAL RESOURCES

Shareholders’ equity at March 31, 2012 decreased 1.8% from December 31, 2011. The decrease resulted from net loss of $.9 million, a change in the amount reclassified on ESOP share of $1.9 million and an increase in accumulated other comprehensive income of $.1 million. In accordance with applicable regulations, the appraised fair market value of West Suburban common stock owned by the ESOP is included in Tier 1 capital.

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

At March 31, 2012, the Bank’s Tier 1 capital to average total assets ratio was 8.16%, .16%, or $3.1 million, above the 8.00% level the Bank agreed with its regulators to maintain, and the Bank’s total capital to risk-weighted assets was 13.53%, 1.53%, or $19.7 million, above the 12.00% the Bank agreed with its regulators to maintain.

As of March 31, 2012 and December 31, 2011, the Bank exceeded the minimum capital ratios required for it to qualify as “well-capitalized” under the regulatory framework for prompt corrective action. There were no conditions or events since March 31, 2012 that management believes would result in a change of the Bank being considered “well-capitalized.”

The following table sets forth the actual and minimum capital ratios of the Company and the Bank as of the dates indicated (dollars in thousands):

	Actual		Minimum To Be Well- Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
As of March 31, 2012 (Restated)
Total capital (to risk weighted assets)
Company	$177,819	13.86%	N/A	N/A	N/A
Bank (1)	174,489	13.53%	$128,971	10.00%	$45,518
Tier 1 capital (to risk weighted assets)
Company	161,557	12.59%	N/A	N/A	N/A
Bank	158,230	12.27%	77,382	6.00%	80,848
Tier 1 capital (to average assets)
Company	161,557	8.34%	N/A	N/A	N/A
Bank (1)	158,230	8.16%	96,958	5.00%	61,272

As of December 31, 2011
Total capital (to risk weighted assets)
Company	$174,107	13.72%	N/A	N/A	N/A
Bank (1)	170,781	13.46%	$126,925	10.00%	$43,856
Tier 1 capital (to risk weighted assets)
Company	158,097	12.46%	N/A	N/A	N/A
Bank	154,771	12.19%	76,155	6.00%	78,616
Tier 1 capital (to average assets)
Company	158,097	8.31%	N/A	N/A	N/A
Bank (1)	154,771	8.11%	95,362	5.00%	59,409

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 (RESTATED) AND 2011

Net Income.  The Company had a net loss of $.9 million for the first three months of 2012 compared to net income of $2.8 million for the first three months of 2011. The net loss during the first three months of 2012 was primarily due to an increase in the provision for loan losses expense of $4.2 million. This increase was due to the Company’s reassessment of certain factors in determining specific reserves on impaired credits as required by the Bank’s primary federal regulator. Additionally, the Company experienced a decrease in total noninterest income of $1.2 million, a decrease in net interest income of $.5 million, an increase in total noninterest expense of $.2 million and a decrease in income tax expense of $2.4 million.

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

The following table presents an analysis of the Company’s year-to-date average interest-earning assets, demand-noninterest-bearing deposits and interest-bearing liabilities as of the dates indicated (dollars in thousands):

	2012	2011
	March 31	December 31	September 30	June 30	March 31
Federal funds sold	$370	$9,543	$8,857	$311	$205
Securities	753,356	707,974	719,565	742,770	728,045
Loans	918,914	921,757	925,061	934,552	958,013
Total interest- earning assets	$1,672,640	$1,639,274	$1,653,483	$1,677,633	$1,686,263

Demand-noninterest- bearing deposits	$156,525	$174,795	$174,538	$172,973	$172,582
Interest-bearing deposits	1,593,390	1,576,322	1,585,176	1,595,997	1,593,572
Total deposits	$1,749,915	$1,751,117	$1,759,714	$1,768,970	$1,766,154
Total interest- bearing liabilities	$1,596,043	$1,582,482	$1,592,538	$1,604,634	$1,602,019

Provision for Loan Losses.  A provision for loan losses is recorded when the Company’s evaluation of the general and specific reserve categories of the allowance for loan losses are not deemed sufficient to absorb probable incurred credit losses in the loan portfolio. Provision for loan losses increased $4.2 million for the first three months of 2012 compared to the first three months of 2011, as the Company increased specific reserves on certain impaired loans during the first three months of 2012. This increase in the specific allowance allocations was partially offset by a decline in the general allowance allocations during the quarter. A more detailed discussion of the allowance for loan losses is presented in the Allowance for Loan Losses and Asset Quality section of this report.

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

Income Taxes.  Income tax expense decreased $2.4 million for the first three months of 2012 compared to the first three months of 2011. The effective tax rates for the first three months of 2012 and 2011 were (57.3)% and 30.5%, respectively. The decrease was due to the lower pre-tax income and its impact on the ratio of pre-tax income to pre-tax income subject to income taxes.

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

ITEM 4.    CONTROLS AND PROCEDURES

In connection with the restatement of the consolidated financial statements described in this Amendment, a reevaluation of the effectiveness of the Company’s disclosure controls and procedures was performed by management. Based on that reevaluation, the Company concluded that controls and procedures were not effective as of March 31, 2012 due to the estimation of the allowance for loan losses and the assessment of specific reserve allocations on impaired loans at that date. The objectives of such evaluation and the Company’s disclosure controls and procedures are to ensure that information required to be disclosed by the Company in the reports it files is recorded summarized, and reported, within the time periods specified in the SEC’s rules and forms.

Although the Bank evaluates the adequacy of the allowance for loan losses based on specific information known to management at a given time, bank regulators, based on the timing of their normal examination process and their independent judgment, may require additions to the allowance for loan losses. In addition, it is extremely difficult to precisely estimate and measure the amount of losses that may be inherent in the loan portfolio at a point in time. Management attempts to accurately quantify the necessary allowance and related provision for loan losses based on information available at the time of filing, but there can be no assurance that the modeling process and related assumptions used within the existing allowance for loan loss methodology will successfully measure all losses inherent in the portfolio at a given time. Despite these factors and limitations, based on regulatory input, management reassessed certain factors and assumptions employed in the allowance for loan losses estimation and determined the need for additional provision expense to increase the allowance for loan losses at March 31, 2012. As a result, management amended its Call Report for the quarter ended March 31, 2012 and accordingly is amending its Quarterly Report on Form 10-Q for the period ended March 31, 2012.

Whenever a public company revises previously issued financial statements, the facts and circumstances of such a restatement must also be evaluated in the context of internal control over financial reporting. Generally, a restatement is viewed as a strong indicator of a material weakness in internal control over financial reporting.

A material weakness in internal control over financial reporting is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s financial statements will not be prevented or detected in a timely basis by the company’s management.

As such, management has determined that the restatement resulted in the identification of a material weakness in internal control at March 31, 2012. The material weakness is currently in the process of being remediated and is expected to be fully remediated in 2012. Such remediation will entail full incorporation of all regulatory requirements in the computations and internal control processes related to the estimation of the allowance for loan loss and the evaluation and accounting for impaired loans.

Other than previously described, there have been no significant changes to the Company’s internal control over financial reporting during the period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company is in the process of deregistering its common stock with the SEC, and the Company expects its SEC reporting requirements to be eventually eliminated as a result of this process.

On July 13, 2012, the Company filed a Form 15 with the SEC to deregister the Company’s common stock under Section 12(g)(4) of the Securities Exchange Act of 1934, as amended by the Jumpstart Our Business Startups Act (as amended, the “Exchange Act”). The Section 12(g) deregistration will become effective 90 days after the July 13, 2012 filing date, or such shorter period as determined by the SEC. Based on the filing date of the Form 15, the Company does not expect to have any further reporting obligations under the Exchange Act after October 11, 2012. As a result of this process, the holders of the Company’s securities may have reduced access to information about the Company, including its financial condition and results of operations, and they will be unable to rely on the protections afforded by certain requirements that the SEC imposes on public companies.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q/A and are listed on the “Index to Exhibits” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST SUBURBAN BANCORP, INC.
(Registrant)

Date: July 30, 2012

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