Form 10-Q
period 2012-06-30
WEST SUBURBAN BANCORP INC
filed 2012-08-09
CIK 805080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 8, 2012, 426,850 shares of West Suburban common stock were outstanding.

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

•            The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, taxation, insurance and monetary and financial matters, as well as any laws and regulations otherwise affecting the Company, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and other laws and regulations intended to address stresses in the U.S. and global financial markets, national security and money laundering, as well as rules recently jointly proposed by the federal bank regulatory agencies to implement Basel III.

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

PART I

ITEM 1.      FINANCIAL STATEMENTS

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,
	2012	December 31,
	(Unaudited)	2011
Assets
Cash and due from banks	$96,217	$116,039
Federal funds sold	287	286
Total cash and cash equivalents	96,504	116,325
Securities
Available for sale (amortized cost of $554,202 in 2012 and $447,496 in 2011)	560,924	454,125
Held to maturity (fair value of $225,409 in 2012 and $271,601 in 2011)	213,095	259,035
Federal Home Loan Bank stock	6,084	7,599
Total securities	780,103	720,759
Loans, less allowance for loan losses of $33,733 in 2012 and $27,584 in 2011	967,397	956,559
Bank-owned life insurance	32,956	32,618
Premises and equipment, net	45,235	45,130
Other real estate owned, net	25,752	23,505
Accrued interest and other assets	33,197	33,788
Total assets	$1,981,144	$1,928,684

Liabilities and shareholders’ equity
Deposits
Demand-noninterest-bearing	$161,021	$152,955
Prepaid solutions card deposits	623	5,810
Interest-bearing	1,625,403	1,580,779
Total deposits	1,787,047	1,739,544
Prepaid solutions cards	12,894	9,980
Accrued interest and other liabilities	11,371	12,207

Common stock in ESOP subject to contingent repurchase obligation	25,206	23,230

Shareholders’ equity
Common stock, no par value; 15,000,000 shares authorized; 426,850 shares issued and outstanding	3,412	3,412
Surplus	35,453	35,453
Retained earnings	127,322	124,514
Accumulated other comprehensive income	3,645	3,574
Amount reclassified on ESOP shares	(25,206)	(23,230)
Total shareholders’ equity	144,626	143,723
Total liabilities and shareholders’ equity	$1,981,144	$1,928,684

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Dollars in thousands, except per share data)

(UNAUDITED)

	2012	2011
Interest income
Loans, including fees	$23,922	$24,192
Securities
Taxable	7,910	10,038
Exempt from federal income tax	1,060	551
Federal funds sold	2	2
Total interest income	32,894	34,783

Interest expense
Deposits	5,001	6,237
Total interest expense	5,001	6,237
Net interest income	27,893	28,546
Provision for loan losses	8,165	4,818
Net interest income after provision for loan losses	19,728	23,728

Noninterest income
Net realized gains on securities transactions	2,751	4,741
Service fees on deposit accounts	1,893	2,091
Debit card fees	1,178	1,068
Bank-owned life insurance	338	519
Net gain on sale of loans held for sale	6	—
Other	2,150	2,668
Total noninterest income	8,316	11,087

Noninterest expense
Salaries and employee benefits	11,524	11,256
Occupancy	2,560	2,505
Furniture and equipment	2,550	2,463
Other real estate owned expense	1,779	1,536
FDIC assessments	1,319	2,098
Loan administration	1,011	843
Professional fees	737	922
Advertising and promotion	662	462
Telephone	471	399
Other	1,873	2,459
Total noninterest expense	24,486	24,943

Income before income taxes	3,558	9,872
Income tax expense	750	3,325
Net income	$2,808	$6,547

Earnings per share	$6.58	$15.34
Average shares outstanding	426,850	426,850

Total comprehensive income	$2,879	$10,383

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(Dollars in thousands, except per share data)

(UNAUDITED)

	2012	2011
Interest income
Loans, including fees	$12,107	$12,000
Securities
Taxable	3,763	4,946
Exempt from federal income tax	674	284
Federal funds sold	1	1
Total interest income	16,545	17,231

Interest expense
Deposits	2,463	3,002
Total interest expense	2,463	3,002
Net interest income	14,082	14,229
Provision for loan losses	1,000	1,818
Net interest income after provision for loan losses	13,082	12,411

Noninterest income
Net realized gains on securities transactions	1,985	3,642
Service fees on deposit accounts	930	1,049
Debit card fees	613	550
Bank-owned life insurance	162	1
Net loss on sales of loans held for sale	(1)	—
Other	1,109	1,158
Total noninterest income	4,798	6,400

Noninterest expense
Salaries and employee benefits	5,732	5,500
Occupancy	1,309	1,037
Furniture and equipment	1,278	1,305
Other real estate owned expense	685	1,097
FDIC assessments	667	999
Loan administration	651	659
Professional fees	396	438
Advertising and promotion	400	259
Telephone	223	183
Other	975	1,478
Total noninterest expense	12,316	12,955

Income before income taxes	5,564	5,856
Income tax expense	1,900	2,099
Net income	$3,664	$3,757

Earnings per share	$8.58	$8.80
Average shares outstanding	426,850	426,850

Total comprehensive income	$3,604	$7,944

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Dollars in thousands)

(UNAUDITED)

	2012	2011
Net Income	$2,808	$6,547

Other comprehensive income
Unrealized gains on available for sale securities:
Unrealized holding gains arising during the period	2,844	11,251
Reclassification adjustments for gains included in net income	(2,751)	(4,741)
Tax effect	(38)	(2,694)
Net of tax	55	3,816

Change in postretirement obligation:
Net gain arising during the period	54	43
Reclassification adjustment for amortization of prior service cost and net gains included in net periodic pension cost	(27)	(21)
Tax effect	(11)	(2)
Net of tax	16	20

Total other comprehensive income	71	3,836
Total comprehensive income	$2,879	$10,383

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(Dollars in thousands)

(UNAUDITED)

	2012	2011
Net Income	$3,664	$3,757

Other comprehensive income
Unrealized gains on available for sale securities:
Unrealized holding gains arising during the period	1,869	10,747
Reclassification adjustments for gains included in net income	(1,985)	(3,642)
Tax effect	48	(2,931)
Net of tax	(68)	4,174

Change in postretirement obligation:
Net gain arising during the period	28	21
Reclassification adjustment for amortization of prior service cost and net gains included in net periodic pension cost	(14)	(10)
Tax effect	(6)	2
Net of tax	8	13

Total other comprehensive (loss) income	(60)	4,187
Total comprehensive income	$3,604	$7,944

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Dollars in thousands)

(UNAUDITED)

	Common Stock and Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2011	$38,865	$116,698	$285	$(29,865)	$125,983

Comprehensive income
Net income		6,547			6,547
Change in unrealized gains on available for sale securities, net of reclassification and tax effects			3,816		3,816
Change in post-retirement obligation, net of tax effects			20		20
Total comprehensive income					10,383
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation				3,490	3,490
Balance, June 30, 2011	$38,865	$123,245	$4,121	$(26,375)	$139,856

	Common Stock and Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Amount Reclassified on ESOP Shares	Total Shareholders’ Equity
Balance, January 1, 2012	$38,865	$124,514	$3,574	$(23,230)	$143,723

Comprehensive income
Net income		2,808			2,808
Change in unrealized gains on available for sale securities, net of reclassification and tax effects			55		55
Change in post-retirement obligation, net of tax effects			16		16
Total comprehensive income					2,879
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation				(1,976)	(1,976)
Balance, June 30, 2012	$38,865	$127,322	$3,645	$(25,206)	$144,626

See accompanying notes to condensed consolidated financial statements.

WEST SUBURBAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Dollars in thousands)

(UNAUDITED)

	2012	2011
Cash flows from operating activities
Net income	$2,808	$6,547
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,582	1,443
Provision for loan losses	8,165	4,818
Net premium amortization of securities	2,991	880
Net realized gains on securities transactions	(2,751)	(4,741)
Earnings on bank-owned life insurance	(338)	(519)
Net gain on sale of loans held for sale	(6)	—
Sales of loans held for sale	1,093	—
Origination of loans held for sale	(1,143)	—
Net gain on sales of premises and equipment	—	(2)
Net loss (gain) on sales of other real estate owned	84	(236)
Write down of other real estate owned	1,140	724
Decrease in accrued interest and other assets	543	4,861
Decrease in accrued interest and other liabilities	(807)	(2,258)
Net cash provided by operating activities	13,361	11,517
Cash flows from investing activities
Securities available for sale
Sales	70,191	114,712
Maturities, calls and redemptions	78,981	50,747
Purchases	(255,801)	(66,488)
Securities held to maturity
Maturities, calls and redemptions	45,623	36,806
Purchases	—	(110,400)
Redemption of FHLB stock	1,515	—
Net (increase) decrease in loans	(25,156)	3,737
Investment in bank-owned life insurance	—	(76)
Purchases of premises and equipment	(1,719)	(3,288)
Sales of premises and equipment	32	5
Sales of other real estate owned	2,736	26,603
Net cash (used in) provided by investing activities	(83,598)	52,358
Cash flows from financing activities
Net increase (decrease) in deposits	47,502	(41,441)
Net increase in prepaid solutions cards	2,914	3,409
Net cash provided by (used in) financing activities	50,416	(38,032)
Net (decrease) increase in cash and cash equivalents	(19,821)	25,843
Beginning cash and cash equivalents	116,325	70,690
Ending cash and cash equivalents	$96,504	$96,533
Supplemental disclosures
Cash paid for interest	$5,456	$7,270
Cash paid for income taxes	1,400	2,407
Other real estate acquired through or instead of loan foreclosure	6,209	46,151
Loans originated from the sale of other real estate owned	143	973

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

Note 2 - Securities

At June 30, 2012 and December 31, 2011, the amortized cost, unrealized gains and losses and fair value of securities available for sale were as follows:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored enterprises	$25,717	$379	$(4)	$26,092
Mortgage-backed: residential	360,345	4,886	(125)	365,106
States and political subdivisions	129,168	1,554	(604)	130,118
Corporate	38,972	640	(4)	39,608
Total	$554,202	$7,459	$(737)	$560,924

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$9,865	$555	$—	$10,420
U.S. government sponsored enterprises	65,784	1,101	—	66,885
Mortgage-backed: residential	298,324	3,988	(106)	302,206
States and political subdivisions	49,733	1,284	(58)	50,959
Corporate	23,790	142	(277)	23,655
Total	$447,496	$7,070	$(441)	$454,125

Mortgage-backed: residential securities consist of residential mortgage-backed securities issued by U.S. government sponsored enterprises and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. Corporate securities consist of investment grade corporate bonds.

At June 30, 2012 and December 31, 2011, the amortized cost, unrecognized gains and losses and fair value of securities held to maturity were as follows:

	June 30, 2012
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
U.S. Treasuries	$30,011	$3,363	$—	$33,374
U.S. government sponsored enterprises	15,107	854	—	15,961
Mortgage-backed: residential	138,432	7,129	—	145,561
States and political subdivisions	29,545	968	—	30,513
Total	$213,095	$12,314	$—	$225,409

	December 31, 2011
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
U.S. Treasuries	$30,005	$3,111	$—	$33,116
U.S. government sponsored enterprises	31,623	1,034	—	32,657
Mortgage-backed: residential	163,926	7,686	(4)	171,608
States and political subdivisions	33,481	832	(93)	34,220
Total	$259,035	$12,663	$(97)	$271,601

At June 30, 2012, the amortized cost and fair value of debt securities available for sale and held to maturity by contractual maturity were as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$866	$866	$291	$294
Due after 1 year through 5 years	74,189	75,335	43,772	45,369
Due after 5 years through 10 years	84,941	85,202	25,942	29,143
Due after 10 years	33,861	34,415	4,658	5,042
Mortgage-backed: residential	360,345	365,106	138,432	145,561
Total	$554,202	$560,924	$213,095	$225,409

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds from sales of securities available for sale totaled $70,191 and $114,712 during the six months ended June 30, 2012 and 2011, respectively. All sales of securities for the six-month period ended June 30, 2012 resulted in gains.

Securities with a carrying value of approximately $76,777 and $85,413 at June 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits, fiduciary activities and for other purposes required or permitted by law.

Securities with unrealized losses at June 30, 2012 and December 31, 2011 are presented below by the length of time the securities have been in a continuous unrealized loss position:

	June 30, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government sponsored enterprises	$4,996	$(4)	$—	$—	$4,996	$(4)
Mortgage-backed: residential	44,637	(125)	—	—	44,637	(125)
States and political subdivisions	55,397	(604)	—	—	55,397	(604)
Corporate	5,047	(4)	—	—	5,047	(4)
Total temporarily impaired	$110,077	$(737)	$—	$—	$110,077	$(737)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage-backed: residential	$29,707	$(106)	$282	$(4)	$29,989	$(110)
States and political subdivisions	15,350	(58)	1,157	(93)	16,507	(151)
Corporate	18,434	(277)	—	—	18,434	(277)
Total temporarily impaired	$63,491	$(441)	$1,439	$(97)	$64,930	$(538)

The unrealized losses at June 30, 2012 were in U.S. government sponsored enterprises, mortgage-backed: residential, states and political subdivisions and corporate securities. Because the decline in fair value on the debt securities in unrealized losses is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and management believes it is not more likely than not that the Company will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2012.

The Company held one municipal security with a carrying value of $15,000 and $19,000 at June 30, 2012 and December 31, 2011, respectively, that was in excess of 10% of the Company’s shareholders’ equity. The security was issued by a local municipality, is a general obligation bond and is classified by the Company as held to maturity.

Note 3 - Loans

At June 30, 2012 and December 31, 2011, major classifications of loans were as follows:

	June 30, 2012	December 31, 2011
Commercial	$290,385	$278,969
Commercial real estate	304,650	284,065
Construction and development	74,023	79,197
Residential real estate:
Mortgage	152,421	151,378
Home equity	168,550	178,819
Consumer and other	11,101	11,715
Total	1,001,130	984,143
Allowance for loan losses	(33,733)	(27,584)
Loans, net	$967,397	$956,559

The Company makes loans to customers throughout the western suburbs of Chicago. From time to time the Company will make loans outside of its market area. There were $1,247 and $1,192 of loans held for sale at June 30,

2012 and December 31, 2011, respectively, which were included in the residential real estate: mortgage classification.

Changes in the allowance for loan losses by portfolio segment for the six months ended June 30, 2012 were as follows:

	Commercial	Commercial Real Estate	Construction and Development	Residential Real Estate	Consumer and Other	Total
Balance, beginning of year	$15,204	$2,990	$4,270	$4,581	$539	$27,584
Provision for loan losses	3,532	2,609	320	1,552	152	8,165
Loans charged-off	(445)	(247)	(97)	(1,231)	(220)	(2,240)
Recoveries	56	—	—	122	46	224
Balance, period-end	$18,347	$5,352	$4,493	$5,024	$517	$33,733

Changes in the allowance for loan losses by portfolio segment for the six months ended June 30, 2011 were as follows:

	Commercial	Commercial Real Estate	Construction and Development	Residential Real Estate	Consumer and Other	Total
Balance, beginning of year	$12,638	$4,179	$6,243	$4,308	$704	$28,072
Provision for loan losses	3,726	(889)	1,042	974	(35)	4,818
Loans charged-off	(2,986)	(85)	(1,943)	(799)	(170)	(5,983)
Recoveries	21	—	—	8	70	99
Balance, period-end	$13,399	$3,205	$5,342	$4,491	$569	$27,006

Changes in the allowance for loan losses by portfolio segment for the quarter ended June 30, 2012 were as follows:

	Commercial	Commercial Real Estate	Construction and Development	Residential Real Estate	Consumer and Other	Total
Balance, beginning of period	$19,523	$4,789	$5,060	$4,545	$487	$34,404
Provision for loan losses	(781)	685	(488)	1,441	143	1,000
Loans charged-off	(438)	(122)	(79)	(987)	(132)	(1,758)
Recoveries	43	—	—	25	19	87
Balance, period-end	$18,347	$5,352	$4,493	$5,024	$517	$33,733

Changes in the allowance for loan losses by portfolio segment for the quarter ended June 30, 2011 were as follows:

	Commercial	Commercial Real Estate	Construction and Development	Residential Real Estate	Consumer and Other	Total
Balance, beginning of period	$12,868	$3,716	$8,866	$4,099	$663	$30,212
Provision for loan losses	3,175	(426)	(1,759)	905	(77)	1,818
Loans charged-off	(2,648)	(85)	(1,765)	(519)	(58)	(5,075)
Recoveries	4	—	—	6	41	51
Balance, period-end	$13,399	$3,205	$5,342	$4,491	$569	$27,006

The balance of the allowance for loan losses and the recorded investment (which does not include accrued interest) in loans by portfolio segment and based on impairment method were as follows:

	Commercial	Commercial Real Estate	Construction and Development	Residential Real Estate	Consumer and Other	Total
June 30, 2012
Allowance for loan losses attributable to loans:
Individually evaluated for impairment	$10,014	$2,601	$1,119	$651	$—	$14,385
Collectively evaluated for impairment	8,333	2,751	3,374	4,373	517	19,348
Total ending allowance balance	$18,347	$5,352	$4,493	$5,024	$517	$33,733

Loans:
Individually evaluated for impairment	$30,799	$21,227	$13,350	$13,250	$—	$78,626
Collectively evaluated for impairment	259,586	283,423	60,673	307,721	11,101	922,504
Total ending loan balance	$290,385	$304,650	$74,023	$320,971	$11,101	$1,001,130

December 31, 2011
Allowance for loan losses attributable to loans:
Individually evaluated for impairment	$5,568	$805	$—	$331	$—	$6,704
Collectively evaluated for impairment	9,636	2,185	4,270	4,250	539	20,880
Total ending allowance balance	$15,204	$2,990	$4,270	$4,581	$539	$27,584

Loans:
Individually evaluated for impairment	$36,272	$20,066	$21,099	$13,130	$—	$90,567
Collectively evaluated for impairment	242,697	263,999	58,098	317,067	11,715	893,576
Total ending loan balance	$278,969	$284,065	$79,197	$330,197	$11,715	$984,143

Loans individually evaluated for impairment by class of loans were as follows:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
June 30, 2012
With no related allowance recorded:
Commercial	$18,447	$12,178	$—
Commercial real estate	12,308	12,184	—
Construction and development	13,665	11,089	—
Residential real estate:
Mortgage	8,122	8,074	—
Home equity	489	489	—
With an allowance recorded:
Commercial	18,621	18,621	10,014
Commercial real estate	9,315	9,043	2,601
Construction and development	3,477	2,261	1,119
Residential real estate:
Mortgage	4,067	4,067	592
Home equity	620	620	59
Total	$89,131	$78,626	$14,385

December 31, 2011
With no related allowance recorded:
Commercial	$31,667	$25,062	$—
Commercial real estate	11,154	11,154	—
Construction and development	25,175	21,099	—
Residential real estate:
Mortgage	9,021	8,844	—
Home equity	1,544	1,508	—
With an allowance recorded:
Commercial	11,211	11,211	5,568
Commercial real estate	9,183	8,911	805
Residential real estate:
Mortgage	2,778	2,778	331
Total	$101,733	$90,567	$6,704

Average impaired loans by class were as follows:

	Six Months Ended June 30,
	2012	2011
Commercial	$34,946	$38,606
Commercial real estate	21,455	12,121
Construction and development	15,622	52,854
Residential real estate:
Mortgage	11,964	8,250
Home equity	1,536	887
Total	$85,523	$112,718

	Three Months Ended June 30,
	2012	2011
Commercial	$34,531	$36,783
Commercial real estate	21,896	11,335
Construction and development	14,436	39,610
Residential real estate:
Mortgage	11,969	8,265
Home equity	1,606	967
Total	$84,438	$96,960

Interest income recognized during impairment was $952 and $754 for the six months ended June 30, 2012 and 2011, respectively. Interest income recognized during impairment was $471 and $400 for the three months ended June 30, 2012 and 2011, respectively.

Nonperforming loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The recorded investment in nonaccrual and loans past due 90 days or more still on accrual by class of loans was as follows:

	Nonaccrual	Loans Past Due 90 Days or More Still on Accrual
June 30, 2012
Commercial	$25,945	$814
Commercial real estate	4,206	—
Construction and development	13,245	—
Residential real estate:
Mortgage	2,645	308
Home equity	152	11
Consumer and other	206	15
Total	$46,399	$1,148

December 31, 2011
Commercial	$27,141	$—
Commercial real estate	1,115	—
Construction and development	22,197	—
Residential real estate:
Mortgage	2,232	72
Home equity	161	205
Consumer and other	212	9
Total	$53,058	$286

Loans past due 90 days or more still on accrual are considered to be well-collateralized and in the process of collection as of June 30, 2012.

The aging of the recorded investment in past due loans were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due	Total
June 30, 2012
Commercial	$860	$1,529	$25,722	$28,111	$262,274	$290,385
Commercial real estate	1,687	382	3,854	5,923	298,727	304,650
Construction and development	196	—	13,245	13,441	60,582	74,023
Residential real estate:
Mortgage	3,086	1,119	2,953	7,158	145,263	152,421
Home equity	773	85	164	1,022	167,528	168,550
Consumer and other	106	20	221	347	10,754	11,101
Total	$6,708	$3,135	$46,159	$56,002	$945,128	$1,001,130

December 31, 2011
Commercial	$1,030	$471	$26,903	$28,404	$250,565	$278,969
Commercial real estate	1,118	2,790	809	4,717	279,348	284,065
Construction and development	1,099	2,070	19,028	22,197	57,000	79,197
Residential real estate:
Mortgage	2,310	1,203	2,304	5,817	145,561	151,378
Home equity	1,048	526	365	1,939	176,880	178,819
Consumer and other	143	39	222	404	11,311	11,715
Total	$6,748	$7,099	$49,631	$63,478	$920,665	$984,143

During the three and six months ended June 30, 2012, the terms of certain loans were modified as troubled debt restructurings (“TDRs”). The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for interest rates ranging from 3.0% to 5.9% and periods ranging from six months to 30 years. Modifications involving an extension of the maturity date were for periods ranging from six months to 24 years.

At June 30, 2012, the Company had $38,284 of loans considered TDRs, which are considered impaired loans, compared to $37,711 as of December 31, 2011. As of June 30, 2012, the Company had specifically allocated allowance for loan losses of $5,070 on $18,515 of loans considered to be TDRs. As of December 31, 2011, the Company had specifically allocated allowance for loan losses of $1,584 on $14,375 of loans considered to be TDRs. The remaining $19,769 and $23,336 of TDRs as of June 30, 2012 and December 31, 2011, respectively, did not have impaired cash flows or were considered to be collateral dependent and did not have specific allocations of the allowance due to partial charge-offs and the loans being well-collateralized. Management has not committed to lend additional amounts to customers with outstanding loans that are classified as TDRs.

The following table presents loans by class modified as TDRs during the six months ended June 30, 2012:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	1	$513	$513
Commercial real estate	2	505	505
Residential real estate: mortgage	13	2,271	2,363
Total	16	$3,289	$3,381

The following table presents loans by class modified as TDRs during the six months ended June 30, 2011:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	3	$519	$518
Commercial real estate	4	1,805	1,804
Residential real estate:
Mortgage	5	926	938
Home equity	1	690	700
Total	13	$3,940	$3,960

The following table presents loans by class modified as TDRs during the quarter ended June 30, 2012:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential real estate: mortgage	5	$846	$924
Total	5	$846	$924

The following table presents loans by class modified as TDRs during the quarter ended June 30, 2011:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	3	$519	$518
Commercial real estate	3	1,432	1,430
Residential real estate:
Mortgage	3	544	548
Home equity	1	690	700
Total	10	$3,185	$3,196

The following table presents loans by class modified as TDRs during the twelve-month period ended June 30, 2012 for which there was a payment default subsequent to the modification date during the six months ended June 30, 2012:

	Number of Loans	Recorded Investment
Commercial	2	$219
Commercial real estate	1	442
Residential real estate: mortgage	3	1,590
Total	6	$2,251

The following table presents loans by class modified as TDRs during the twelve-month period ended June 30, 2011 for which there was a payment default subsequent to the modification date during the six months ended June 30, 2011:

	Number of Loans	Recorded Investment
Commercial real estate	1	$133
Total	1	$133

A loan is considered to be in payment default once it is 90 days past due under the modified contractual terms. Additionally, loans less than $100 are not evaluated for impairment under TDR accounting guidance.

The TDRs that subsequently defaulted described above did not increase the allowance for loan losses and did not result in any charge-offs during the three and six months ended June 30, 2012 and 2011, as these loans were considered to be collateral dependent and well-collateralized.

The terms of certain other loans were modified during the three and six months ended June 30, 2012 and 2011 that did not meet the definition of a TDR. These loans have a total recorded investment as of June 30, 2012 and 2011 of $21,164 and $2,506, respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The risk categories of loans were as follows:

	Classified	Pass	Total
June 30, 2012
Commercial	$50,635	$239,750	$290,385
Commercial real estate	32,290	272,360	304,650
Construction and development	14,621	59,402	74,023
Total	$97,546	$571,512	$669,058

December 31, 2011
Commercial	$43,143	$235,826	$278,969
Commercial real estate	29,666	254,399	284,065
Construction and development	28,493	50,704	79,197
Total	$101,302	$540,929	$642,231

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

Note 4 - Other Real Estate Owned

Activity in other real estate owned was as follows:

	June 30, 2012	December 31, 2011
Balance, beginning of year	$23,505	$20,479
Acquired through loan foreclosure	6,209	55,386
Reductions due to sales	(2,822)	(46,452)
Write-downs	(1,140)	(5,908)
Balance, period-end	$25,752	$23,505

Other real estate owned is reported net of a valuation allowance of $477 and $3,625 as of June 30, 2012 and December 31, 2011, respectively.

Note 5 - Financial Instruments with Off-Balance Sheet Risk

Unused lines of credit and other commitments to extend credit not reflected in the financial statements are as follows:

	June 30, 2012			December 31, 2011
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commercial loans and lines of credit	$2,166	$124,157	$126,323	$2,522	$120,710	$123,232
Check credit lines of credit	825	—	825	867	—	867
Mortgage loans	8,813	—	8,813	5,258	—	5,258
Home equity lines of credit	521	124,680	125,201	1,379	129,021	130,400
Letters of credit	—	7,644	7,644	—	6,537	6,537
Credit card lines of credit	—	28,457	28,457	—	29,349	29,349
Total	$12,325	$284,938	$297,263	$10,026	$285,617	$295,643

Fixed rate commercial loan commitments and lines of credit at June 30, 2012 had interest rates ranging from 4.0% to 6.8% with terms ranging from five months to five years. Fixed rate mortgage loan commitments at June 30, 2012 had interest rates ranging from 3.3% to 4.4% with terms ranging from eight to 30 years. Fixed rate home equity lines of credit at June 30, 2012 had interest rates ranging from 3.0% to 7.0% with terms ranging from one month to 20 years. Fixed rate check credit lines of credit at June 30, 2012 had interest rates of 18.0%.

Note 6 - Common Stock in ESOP Subject to Contingent Repurchase Obligation

At June 30, 2012 and December 31, 2011, the Employee Stock Ownership Plan (the “ESOP”) held 88,755 and 89,348 shares of West Suburban common stock, respectively. Upon termination of their employment, participants who elect to receive their benefit distributions in the form of West Suburban common stock may request the Company to purchase, when the Company is legally permitted to purchase its common stock, the common stock distributed at fair market value during two 60-day periods. The first purchase period begins on the date the benefit is distributed and the second purchase period begins on the first anniversary of the distribution date. This contingent repurchase obligation is reflected in the Company’s financial statements as “Common stock in ESOP subject to contingent repurchase obligation” and reduces shareholders’ equity by an amount that represents the independently appraised fair market value of all West Suburban common stock held by the ESOP and allocated to participants, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares.

Note 7 - New Accounting Pronouncements

Adopted Accounting Guidance

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011. The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition, but the additional disclosures are included in Note 9.

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

The eligible retirement age under the plan is age 62 and the plan is unfunded. Net postretirement benefit costs are summarized in the following tables:

	Six Months Ended
	June 30,
	2012	2011
Service cost	$11	$16
Interest cost	28	28
Amortization of prior service cost	10	10
Recognized net actuarial gain	17	11
Net periodic benefit cost	$66	$65

	Three Months Ended
	June 30,
	2012	2011
Service cost	$6	$8
Interest cost	14	14
Amortization of prior service cost	5	5
Recognized net actuarial gain	9	5
Net periodic benefit cost	$34	$32

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified appraisers whose qualifications and licenses have been reviewed by management. Management has discounted the appraisal values from 0.0% to 16.0% as a result of changes in market conditions from the time of the appraisal, selling costs, and other factors determined from management’s historical knowledge.

Assets and liabilities measured at fair value on a recurring basis are as follows:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012 Recurring basis
U.S. government sponsored enterprises	$26,092	$—	$26,092	$—
Mortgage-backed: residential	365,106	—	365,106	—
State and political subdivisions	130,118	—	130,118	—
Corporate	39,608	—	39,608	—
Total securities available for sale	$560,924	$—	$560,924	$—

December 31, 2011 Recurring basis
U.S. Treasuries	$10,420	$10,420	$—	$—
U.S. government sponsored enterprises	66,885	—	66,885	—
Mortgage-backed: residential	302,206	—	302,206	—
State and political subdivisions	50,959	—	50,382	577
Corporate	23,655	—	23,655	—
Total securities available for sale	$454,125	$10,420	$443,128	$577

There were no transfers between Level 1 and Level 2 during the first six months of 2012 and 2011.

The table below presents a reconciliation of the state and political subdivisions available for sale security measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Six Months Ended June 30,
	2012	2011
Balance of recurring Level 3 assets at January 1	$577	$—
Total gains or (losses) for the period:
Included in other comprehensive income	(4)	—
Purchases, sales, issuances and settlements, net	—	—
Transfers in or (out) of Level 3	(573)	—
Balance of recurring Level 3 assets at June 30	$—	$—

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

Assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012 Non-recurring basis
Impaired loans:
Commercial	$11,149	$—	$—	$11,149
Commercial real estate	6,903	—	—	6,903
Construction and development	7,955	—	—	7,955
Residential real estate:
Mortgage	3,475	—	—	3,475
Home Equity	561	—	—	561
Other real estate owned:
Construction and development	12,605	—	—	12,605
Commercial real estate	3,484	—	—	3,484

December 31, 2011 Non-recurring basis
Impaired loans:
Commercial	$8,697	$—	$—	$8,697
Commercial real estate	8,106	—	—	8,106
Construction and development	4,840	—	—	4,840
Residential real estate	2,447	—	—	2,447
Other real estate owned:
Construction and development	8,560	—	—	8,560
Commercial real estate	3,484	—	—	3,484

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $44,428 with a valuation allowance of $14,385 at June 30, 2012. At December 31, 2011, impaired loans had a carrying value of $30,795 with a valuation allowance of $6,704. Provision for loan losses made for impaired loans during the first six months ended June 30, 2012 and 2011 was $7,681 and $2,276, respectively.

Other real estate owned, which are at fair value less costs to sell, had a net carrying amount of $16,089, which consisted of the outstanding balance of $16,566 net of a valuation allowance of $477 at June 30, 2012. Write-downs on the other real estate owned totaled $1,140 and $724 for the first six months of 2012 and 2011, respectively. At December 31, 2011, other real estate owned had a carrying amount of $12,044, which consisted of the outstanding balance of $15,669, net of a valuation allowance of $3,625.

Carrying values and estimated fair values of the Company’s financial instruments as of June 30, 2012 and December 31, 2011 are set forth in the table below:

	Carrying	Fair Value Measurement at June 30, 2012 Using
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$96,504	$96,504	$—	$—	$96,504
Securities
Available for sale	560,924	—	560,924	—	560,924
Held to maturity	213,095	33,374	192,035	—	225,409
Federal Home Loan Bank stock	6,084	N/A	N/A	N/A	N/A
Loans, less allowance for loan losses	967,397	—	1,247	978,193	979,440
Accrued interest receivable	5,095	—	2,675	2,420	5,095

Financial liabilities
Deposits	$1,787,047	$1,393,876	$397,147	$—	$1,791,023
Accrued interest payable	2,016	69	1,947	—	2,016

	December 31, 2011
	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents	$116,325	$116,325
Securities
Available for sale	454,125	454,125
Held to maturity	259,035	271,601
Federal Home Loan Bank stock	7,599	N/A
Loans, less allowance for loan losses	956,559	994,934
Accrued interest receivable	5,342	5,342

Financial liabilities
Deposits	$1,739,544	$1,748,988
Accrued interest payable	2,471	2,471

The methods and assumptions, not previously presented, used to estimate fair values of certain other financial instruments are described as follows:

(a) Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

(b) Federal Home Loan Bank of Chicago (“FHLB”) Stock

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

Note 10 - Capital Requirements

On January 13, 2011, the Bank agreed with its regulators to maintain minimum capital ratios in excess of the minimum ratios required by applicable federal regulations. The Bank agreed to maintain minimum capital ratios equal to or exceeding 8.00% for Tier 1 capital to average total assets and 12.00% for total capital to risk-weighted assets. As of June 30, 2012, the Bank was in compliance with these heightened regulatory capital requirements. If the Bank is not in compliance with these requirements in the future, the Bank may become subject to additional regulatory actions or restrictions.

At June 30, 2012, the Bank’s Tier 1 capital to average total assets ratio was 8.20%, .20%, or $3.9 million, above the 8.00% level the Bank agreed with its regulators to maintain, and the Bank’s total capital to risk-weighted assets was 13.86%, 1.86%, or $23.9 million, above the 12.00% the Bank agreed with its regulators to maintain.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

At the end of 2007, the United States economy experienced a downturn, the effects of which have continued into 2012. During this period, the United States economy experienced high levels of unemployment, depressed home values, historically low levels of liquidity in the debt markets and increased volatility in the equity markets. As a result of these conditions, consumer confidence and spending decreased substantially and asset values declined. Like many other financial institutions, the Company’s financial results in recent reporting periods, including 2011 and the first two quarters of 2012, were impacted by the continuing economic downturn.

The economic downturn has impacted the entire State of Illinois, including the Company’s primary market area, located in the western suburbs of Chicago, Illinois. According to the Bureau of Labor and Statistics, the unemployment rate in the State of Illinois at June 30, 2012 was 8.7%. High levels of unemployment have adversely impacted the ability of certain of the Company’s borrowers to meet their ongoing debt obligations. In addition, real estate demand in the Company’s market area remains weak, resulting in declines in the values of the real estate serving as collateral for certain of the Company’s loans.

As a result of the continuing economic situation in the national and local economies and depressed real estate values, management has focused its attention primarily on improving the performance of the Bank’s loan portfolio. The Bank’s nonaccrual loans during the second quarter of 2012 remained at a historically high level, which adversely impacted its interest income. The deterioration in the Bank’s loan portfolio has forced the Bank in recent periods to increase its allowance for loan losses compared to historical levels to absorb additional losses in the portfolio. The Bank’s Board of Directors reviews the level of its allowance for loan losses on a monthly basis. The Board responds as promptly as practical to new developments in the Bank’s loan portfolio. Although management has maintained a higher level of allowance for loan losses compared to historical levels in response to heightened levels of nonaccrual loans and believes that the allowance for loan losses is a reasonable estimate for probable incurred losses in the loan portfolio, future loan losses in excess of the allowance for loan losses would adversely affect the Bank’s financial condition and results of operations. In addition, as a result of increasing levels of foreclosures and acquisitions made in lieu of foreclosures, the Bank’s other real estate owned portfolio remained at a high level throughout 2011 and into the first six months of 2012, further decreasing the Bank’s interest income. Management believes that the level of the Bank’s other real estate owned portfolio will remain at a high level throughout 2012 and may increase. Management has had to focus additional time and effort on selling these properties, and the Bank has incurred significant costs in connection with maintaining the properties, including real estate taxes, management fees and insurance costs. Management continues to aggressively pursue sales of the foreclosed assets in the Bank’s portfolio, but due to weak real estate demand in the Bank’s market area, management is not able to dispose of these properties as promptly as desired.

During this difficult economic period, the Bank has seen low levels of quality demand for credit. Although concerns over the credit quality in the Bank’s loan portfolio exist, the Bank continues to be willing to make loans to qualified applicants that meet its traditional and prudent lending standards.

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

On January 13, 2011, the Bank agreed with its regulators to maintain minimum capital ratios in excess of the minimum ratios required by applicable federal regulations. Specifically, the Bank agreed to maintain minimum capital ratios equal to or exceeding 8.00% for Tier 1 capital to average total assets and 12.00% for total capital to risk-weighted assets. As of June 30, 2012, the Bank was in compliance with these heightened regulatory capital requirements. If the Bank is not in compliance with the requirements in the future, the Bank may become subject to additional regulatory actions or restrictions.

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

The general component covers pools of other loans not classified as impaired and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on a rolling 18-month net charge-off history. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These factors include consideration of the following: levels and trends in past dues; trends in charge-offs and recoveries; trends in volume and terms of loans; effects of collateral deterioration; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff; national and local economic trends; and trends in impaired loans, including impaired loans without a specific allowance for loan losses. The following loan portfolio segments have been identified: commercial, commercial real estate, construction and development, residential real estate and consumer and other loans.

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

At June 30, 2012 and December 31, 2011, the ESOP held 88,755 and 89,348 shares of West Suburban common stock, respectively. Upon termination of their employment, participants who elect to receive their benefit distributions in the form of West Suburban common stock may request the Company to purchase, when the Company is legally permitted to purchase its common stock, the common stock distributed at fair value. A more detailed discussion concerning this obligation is presented in Note 6 to the Company’s Condensed Consolidated Financial Statements included in this report. At June 30, 2012 and December 31, 2011, this contingent repurchase obligation reduced shareholders’ equity by $25.2 million and $23.2 million, respectively.

Balance Sheet Analysis

Total Assets.  Total consolidated assets at June 30, 2012 increased 2.7% compared to December 31, 2011, primarily due to increases in the securities portfolios funded in part by an increase in interest-bearing deposits from customers.

Cash and Cash Equivalents.  Cash and cash equivalents at June 30, 2012 decreased 17.0% from December 31, 2011. This was primarily due to a decrease in cash and due from banks, as the Company increased its holdings of available for sale investment securities.

Securities.  The Company’s securities portfolio increased 8.2% during the first six months of 2012. This increase was primarily due to investments in U.S. government sponsored enterprise-issued residential mortgage-backed securities and state and political subdivisions securities. The Company made these investments to earn a higher yield when compared to alternative investments such as federal funds sold. The Company manages its securities portfolio to maximize the return on invested funds within acceptable risk guidelines, to meet pledging and liquidity requirements and to adjust balance sheet interest rate sensitivity in an effort to insulate net interest income against the impact of interest rate changes. The Company will continue to monitor its level of available for sale and held to maturity securities and will classify new securities purchased in the appropriate category at the time of purchase. During the first six months of 2012, the Company continued to take advantage of the current rate environment and realized gains on sales of available for sale securities totaling $2.8 million, which positively impacted net income. At June 30, 2012, the Company’s accumulated other comprehensive income due to unrealized gains and losses on securities available for sale was $4.0 million compared to $3.9 million at December 31, 2011. Additionally, at the request of the Company, the FHLB redeemed $1.5 million of FHLB stock held by the Company during the first six months of 2012.

Loans.  Total loans outstanding at June 30, 2012 increased 1.7% from December 31, 2011, primarily due to an increase in the commercial real estate and commercial loan portfolios. The increase in the commercial real estate portfolio was primarily due to the addition of five large relationships and the increase in the commercial loan portfolio was primarily due to the addition of two large relationships. These increases were partially offset by decreases in the home equity and construction and development loan portfolios. The decrease in the home equity portfolio was primarily due to continued payoffs. The decrease in the construction and development loan portfolio was primarily due to a payment made on one large relationship. Although the Company experienced growth in the commercial real estate and commercial loan portfolios, overall loan demand in the Company’s market area remains low compared to historical periods.

Balances in the Company’s loans are summarized in the following table (dollars in thousands):

	June 30, 2012	December 31, 2011
Commercial	$290,385	$278,969
Commercial real estate	304,650	284,065
Construction and development	74,023	79,197
Residential real estate:
Mortgage	152,421	151,378
Home equity	168,550	178,819
Consumer and other	11,101	11,715
Total	1,001,130	984,143
Allowance for loan losses	(33,733)	(27,584)
Loans, net	$967,397	$956,559

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

At June 30, 2012, the allowance for loan losses was $33.7 million, compared to $27.6 million at December 31, 2011. The increase in the allowance for loan losses was primarily in the specific allowance component with the addition of specific reserves to commercial, construction and development and commercial real estate loan accounts.

Impaired loans totaled $78.6 million at June 30, 2012, as compared to $90.6 million at December 31, 2011. The allowance for loan losses allocated to impaired loans totaled $14.4 million at June 30, 2012, as compared to $6.7 million at December 31, 2011. The increase in allowance for loan losses allocated to impaired loans is primarily due to specific reserves recorded during the first quarter of 2012 as a result of the Company’s reassessment of certain factors in determining specific reserves on impaired credits as required by the Bank’s primary federal regulator. As of June 30, 2012, the impaired loan balance of $78.6 million was net of $10.5 million of partial charge-offs.

The general reserve as a percentage of non-impaired loans was 2.1% at June 30, 2012, as compared to 2.3% at December 31, 2011. The decrease in the general reserve as a percentage of non-impaired loans is consistent with the change in the actual historical loss history, management’s review of internal classified loans and management’s expectation of overall economic conditions nationally and in the areas in which the Company operates. Net loan charge-offs were $2.0 million for the six months ended June 30, 2012 compared to $5.9 million during the same period in 2011.

Nonperforming loans (nonaccrual and loans past due 90 days or more still on accrual) decreased to $47.5 million at June 30, 2012 from $53.3 million at December 31, 2011. This change was primarily due to a decrease in nonaccrual loans of $6.7 million during this period. Additionally, $21.1 million of loans were classified as nonaccrual during the first six months of 2012. This increase was significantly offset by $15.2 million in payments made on nonperforming loans, of which $11.4 million was paid on one large relationship. Additionally, $5.0 million of loans were brought current and $5.9 million of loans were transferred to other real estate owned. One of these loans transferred to other real estate owned had a specific reserve of $.9 million. At the time of transfer the specific reserve was reversed and resulted in a negative provision to commercial loans for the second quarter of 2012. The Company also charged off $1.7 million of nonaccrual loans during the first six months of 2012. Loans 90 days or more past due still on accrual increased $.8 million to $1.1 million at June 30, 2012 from $.3 million at December 31, 2011. This increase was primarily due to the addition of one large commercial loan account, which is sufficiently collateralized and in process of collection.

The Company’s ratio of nonperforming loans to total loans was 4.7% at June 30, 2012 and 5.4% at December 31, 2011, respectively, due to the decrease in nonperforming loans described above. The ratio of nonperforming assets (nonperforming loans and other real estate owned) to total assets decreased to 3.7% at June 30, 2012 from 4.0% at December 31, 2011.

The ratio of the allowance for loan losses to total loans was 3.4% at June 30, 2012 and 2.8% at December 31, 2011. The following table presents an analysis of the Company’s nonperforming loans and other real estate owned as of the dates indicated (dollars in thousands):

	June 30, 2012	December 31, 2011
Loans past due 90 days or more still on accrual	$1,148	$286
Nonaccrual loans	46,399	53,058
Total nonperforming loans	$47,547	$53,344
Nonperforming loans as a percent of total loans	4.7%	5.4%
Allowance for loan losses as a percent of nonperforming loans	70.9%	51.7%
Other real estate owned	$25,752	$23,505
Nonperforming assets as a percent of total assets	3.7%	4.0%

The following table presents an analysis of the Company’s allowance for loan losses for the periods stated (dollars in thousands):

	2012		2011
	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
Provision - quarter	$1,000	$7,165	$2,360	$4,750	$1,818
Provision - year to date	8,165	7,165	11,928	9,568	4,818
Net charge-offs - quarter	1,671	345	2,642	3,890	5,024
Net charge-offs - year to date	2,016	345	12,416	9,774	5,884
Allowance at period end	33,733	34,404	27,584	27,866	27,006
Allowance at period end to total loans	3.4%	3.5%	2.8%	2.8%	2.8%

Other Real Estate Owned.  At June 30, 2012, the Company had $25.8 million in other real estate owned, compared to $23.5 million at December 31, 2011. During the first six months of 2012, the Company acquired properties with an aggregate carrying value of $6.2 million and sold properties with an aggregate carrying value of $2.8 million. These sales produced a net loss of $.1 million. On a monthly basis, the Company evaluates the carrying value of all other real estate owned properties and takes write-downs on these properties as necessary. During the first six months of 2012, the Company recorded aggregate write-downs of $1.1 million due to the continued decline in real estate values. The Company is actively marketing the properties it holds in its other real estate owned portfolio in a continuing effort to reduce the size of this portfolio.

Bank-Owned Life Insurance.  Bank-owned life insurance at June 30, 2012 increased 1.0% from December 31, 2011, as a result of earnings on the asset during the first six months of 2012.

Deposits.  Total deposits at June 30, 2012 increased 2.7% from December 31, 2011 primarily due to increases in NOW, money market checking and savings deposits. Management believes that due to the current state of the economy, some customers have migrated from non-liquid time deposits to more liquid deposit products such as money market checking and savings deposits. In general, management promotes the Company’s deposit products when it believes appropriate and prices its products in a manner intended to retain the Company’s current customers while maintaining an acceptable net interest margin. As of June 30, 2012, the Company held $.6 million of deposits related to balances on cards issued by the Bank’s former prepaid solutions group. The Bank is in the process of winding down its issuing bank responsibilities under the prepaid card programs originated by the Bank’s former prepaid solutions group that were transferred, and the Bank expects to reduce the level of, and eventually cease to hold, these deposits. As of June 30, 2012, the Bank had no brokered deposits.

Balances in the Company’s major categories of deposits are summarized in the following table (dollars in thousands):

	June 30, 2012	December 31, 2011	Dollar Change	Percentage Change
Demand-noninterest-bearing	$161,021	$152,955	$8,066	5.3%
Prepaid solutions card deposits	623	5,810	(5,187)	(89.3)%
NOW	371,329	357,351	13,978	3.9%
Money market checking	461,089	444,942	16,147	3.6%
Savings	399,815	372,067	27,748	7.5%
Time deposits
Less than $100,000	289,108	301,154	(12,046)	(4.0)%
$100,000 and greater	104,062	105,265	(1,203)	(1.1)%
Total	$1,787,047	$1,739,544	$47,503	2.7%

Prepaid Solutions Cards.  Outstanding balances on prepaid solutions cards, which represent the total of prepaid solutions cards deposits and prepaid solutions cards liabilities, decreased 14.4% at June 30, 2012 from December 31, 2011. On December 4, 2009, the Company sold its prepaid solutions card division. The Bank remains the card issuing bank under a number of the card programs transferred, although the Bank is in the process of winding down such responsibilities. The outstanding balances on prepaid solutions cards will remain on the Company’s balance sheet for a period of time. The Company no longer records the income and expense associated with the prepaid solutions cards.

CAPITAL RESOURCES

Shareholders’ equity at June 30, 2012 increased 0.6% from December 31, 2011. The increase resulted from net income of $2.8 million, a change in the amount reclassified on ESOP shares of $2.0 million and an increase in accumulated other comprehensive income of $.1 million. In accordance with applicable regulations, the appraised fair market value of West Suburban common stock owned by the ESOP is included in Tier 1 capital.

Banking regulations require the Company and the Bank to maintain minimum capital amounts and ratios. Regulatory capital requirements call for a minimum total risk-based capital ratio of 8% for each of the Company and the Bank, a minimum Tier 1 risk-based capital ratio of 4% for each of the Company and the Bank and a minimum leverage ratio (3% for the most highly rated banks and bank holding companies that do not expect significant growth; all other institutions are required to maintain a minimum leverage capital ratio of 4% to 5% depending on their particular circumstances and risk and growth profiles) for each of the Company and the Bank. On a consolidated basis, West Suburban exceeded these minimum regulatory capital requirements as of June 30, 2012. Bank holding companies and their subsidiaries are generally expected to operate at or above the minimum capital requirements.

On January 13, 2011, the Bank agreed with its regulators to maintain minimum capital ratios in excess of the minimum ratios required by applicable federal regulations. The Bank agreed to maintain minimum capital ratios equal to or exceeding 8.00% for Tier 1 capital to average total assets and 12.00% for total capital to risk-weighted assets. As of June 30, 2012, the Bank was in compliance with these heightened regulatory capital requirements. If the Bank is not in compliance with the requirements in the future, the Bank may become subject to additional regulatory actions or restrictions.

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

At June 30, 2012, the Bank’s Tier 1 capital to average total assets ratio was 8.20%, .20%, or $3.9 million, above the 8.00% level the Bank agreed with its regulators to maintain, and the Bank’s total capital to risk-weighted assets was 13.86%, 1.86%, or $23.9 million, above the 12.00% the Bank agreed with its regulators to maintain.

As of June 30, 2012 and December 31, 2011, the Bank exceeded the minimum capital ratios required for it to qualify as “well-capitalized” under the regulatory framework for prompt corrective action. There were no conditions or events since June 30, 2012 that management believes would result in a change of the Bank being considered “well-capitalized.”

The following table sets forth the actual and minimum capital ratios of the Company and the Bank as of the dates indicated (dollars in thousands):

	Actual		Minimum To Be Well- Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
As of June 30, 2012
Total capital (to risk-weighted assets)
Company	$182,112	14.15%	N/A	N/A	N/A
Bank (1)	178,297	13.86%	$128,655	10.00%	$49,642
Tier 1 capital (to risk-weighted assets)
Company	165,812	12.89%	N/A	N/A	N/A
Bank	161,997	12.59%	77,193	6.00%	84,804
Tier 1 capital (to average assets)
Company	165,812	8.39%	N/A	N/A	N/A
Bank (1)	161,997	8.20%	98,823	5.00%	63,174

As of December 31, 2011
Total capital (to risk-weighted assets)
Company	$174,107	13.72%	N/A	N/A	N/A
Bank (1)	170,781	13.46%	$126,925	10.00%	$43,856
Tier 1 capital (to risk-weighted assets)
Company	158,097	12.46%	N/A	N/A	N/A
Bank	154,771	12.19%	76,155	6.00%	78,616
Tier 1 capital (to average assets)
Company	158,097	8.31%	N/A	N/A	N/A
Bank (1)	154,771	8.11%	95,362	5.00%	59,409

(1)          The Bank has agreed to maintain minimum Tier 1 capital to average assets of 8.00% and total capital to risk-weighted assets of 12.00%.

LIQUIDITY

Effective liquidity management ensures the availability of funding sources at minimum cost to meet fluctuating deposit balances, loan demand needs and to take advantage of earnings enhancement opportunities. A large, stable core deposit base and a strong capital position are the solid foundation of the Company’s liquidity position. Liquidity is enhanced by a securities portfolio structured to provide liquidity as needed. The Company also maintains relationships with correspondent banks to purchase federal funds subject to underwriting and collateral requirements. Additionally, subject to credit underwriting, collateral, capital stock, and other requirements of the FHLB, the Company is able to borrow from the FHLB on a “same day” basis. As of June 30, 2012, the Company could have borrowed up to approximately $122 million from the FHLB secured by certain of its real estate loans and securities. The Company manages its liquidity position through continuous monitoring of profitability trends, asset quality, interest rate sensitivity and maturity schedules of interest-earning assets and interest-bearing liabilities.

Generally, the Company uses cash and cash equivalents to meet its liquidity needs. If the Company’s cash and cash equivalents are not sufficient to meet its liquidity needs, the Company would access the federal funds available for a short period of time. If longer term liquidity is needed, the Company would meet those needs using securities available for sale. As of June 30, 2012 and December 31, 2011, cash and cash equivalents together with securities available for sale collectively represented 33.2% and 29.6% of total assets, respectively.

During the first six months of 2012, the Company’s cash and cash equivalents decreased $19.8 million; net cash provided by operating activities was $13.4 million; net cash used in investing activities was $83.6 million; and net cash provided by financing activities was $50.4 million. The net cash used in investing activities was related primarily to purchases of investment securities available for sale.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

Net Income.  The Company’s net income decreased $3.7 million to $2.8 million for the first six months of 2012 compared to $6.5 million for the first six months of 2011. The decrease was primarily due to an increase in the provision for loan losses expense of $3.3 million. This increase was due to specific reserves recorded in the first quarter of 2012 as a result of the Company’s reassessment of certain factors in determining specific reserves on impaired credits as required by the Bank’s primary federal regulator. Net interest income decreased $.6 million for the first six months of 2012 compared to the first six months of 2011. Additionally, total noninterest income decreased $2.8 million during this period. This increase in expense and decreases to income was partially offset by a decrease in total noninterest expense of $.5 million, along with a decrease in income tax expense of $2.6 million.

Net Interest Income.  Net interest income (on a fully tax-equivalent basis, assuming a tax rate of 35.0%) decreased 1.5% for the first six months of 2012 compared to the first six months of 2011. Net interest income is the primary source of income for the Company. Net interest income is the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by changes in volume and yield on interest-earning assets and interest-bearing liabilities. Interest-earning assets consist of federal funds sold, securities and loans. Interest-bearing liabilities primarily consist of deposits. The net interest margin is the percentage of tax-equivalent net interest income to average earning assets. The Company’s net interest margin (on a fully tax-equivalent basis) was 3.4% and 3.5% for the six months ended June 30, 2012 and 2011, respectively.

Total interest income (on a tax-equivalent basis, assuming a tax rate of 35.0%) decreased 4.7% for the first six months of 2012 compared to the first six months of 2011, primarily due to decreasing yields in the Company’s securities portfolio. Average loan balances increased .1% for the first six months of 2012, and the average yield on the loan portfolio decreased eight basis points. Average securities balances increased 5.4% for the first six months of 2012, and the average yield on the securities portfolio decreased 50 basis points. Management decided to sell securities as market rates declined during the first six months of 2012. A large portion of these securities were sold in order to reduce the Company’s credit risk concentration in the securities portfolio.

Total interest expense decreased 19.8% for the first six months of 2012 compared to the first six months of 2011. Lower interest on deposits, resulting from lower yields on interest-bearing deposits, accounted for this decrease. The average yield on interest-bearing deposits decreased 16 basis points to .6% for the six months ended June 30, 2012, from .8% for the six months ended June 30, 2011. Approximately 67% of time deposits are scheduled to mature within one year.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities (on a fully tax-equivalent basis) for the six months ended June 30, 2012 as compared to the same period in 2011 (dollars in thousands):

	Change due to		Total
	Volume	Rate	Change
Interest Income
Securities	$489	$(1,834)	$(1,345)
Loans	29	(348)	(319)
Total interest income	518	(2,182)	(1,664)
Interest Expense
Interest-bearing deposits	41	(1,277)	(1,236)
Total interest expense	41	(1,277)	(1,236)
Net interest income	$477	$(905)	$(428)

The following table presents an analysis of the Company’s year-to-date average interest-earning assets, demand-noninterest-bearing deposits and interest-bearing liabilities as of the dates indicated (dollars in thousands):

	2012		2011
	June 30	March 31	December 31	September 30	June 30
Federal funds sold	$286	$370	$9,543	$8,857	$311
Securities	782,925	753,356	707,974	719,565	742,770
Loans	935,668	918,914	921,757	925,061	934,552
Total interest-earning assets	$1,718,879	$1,672,640	$1,639,274	$1,653,483	$1,677,633

Demand-noninterest-bearing deposits	$159,779	$156,525	$174,795	$174,538	$172,973
Interest-bearing deposits	1,609,162	1,593,390	1,576,322	1,585,176	1,595,997
Total deposits	$1,768,941	$1,749,915	$1,751,117	$1,759,714	$1,768,970
Total interest-bearing liabilities	$1,611,856	$1,596,043	$1,582,482	$1,592,538	$1,604,634

Provision for Loan Losses.  A provision for loan losses is recorded when the Company’s evaluation of the general and specific reserve categories of the allowance for loan losses are not deemed sufficient to absorb probable incurred credit losses in the loan portfolio. Provision for loan losses increased $3.3 million for the first six months of 2012 compared to the first six months of 2011, as the Company increased specific reserves on certain impaired loans during the first three months of 2012. This increase in the specific allowance allocations was partially offset by a decline in the general allowance allocations during the same period. A more detailed discussion of the allowance for loan losses is presented in the Allowance for Loan Losses and Asset Quality section of this report.

Noninterest Income.  Total noninterest income decreased 25.0% for the first six months of 2012 compared to the first six months of 2011. The Company experienced a decrease in net realized gains on securities transactions of $2.0 million. Additionally, the Company experienced a decrease in service fees on deposit accounts of $.2 million primarily due to a decrease in the overdraft honor program activity. The Company experienced a decrease in bank-owned life insurance income of $.2 million primarily due to the surrendering of $7.9 million of bank-owned life insurance policies in connection with the termination of a portion of the deferred compensation plan in the second half of 2011. The Company also experienced a decrease in other income of $.5 million primarily due to a loss on the sale of other real estate owned in the 2012 period compared to a gain in the 2011 period.

Noninterest Expense.  Total noninterest expense decreased 1.8% for the first six months of 2012 compared to the first six months of 2011. Other real estate owned expense increased $.2 million primarily due to increased write-downs during the 2012 period. FDIC assessment expense decreased $.8 million primarily due to changes in the assessment calculation. Furniture and equipment expense increased $.1 million primarily due to increased depreciation equipment and data processing expense. Occupancy expense increased $.1 million primarily due to increased rent expense net of rental income. Advertising and promotion increased $.2 million due to increased advertising for the Bank’s 50th anniversary. Professional fees expense decreased $.2 million primarily due to costs associated with the resolution of one large commercial loan relationship incurred in the 2011 period. Loan administration expense increased $.2 million primarily due to increased expenses on one large relationship, along with increased tax payments on collateral securing nonaccrual commercial, commercial real estate and construction and development loans. Other expense decreased $.6 million primarily due to a loss recognized on a letter of credit during the 2011 period.

Income Taxes.  Income tax expense decreased $2.6 million for the first six months of 2012 compared to the first six months of 2011. The effective tax rates for the first six months of 2012 and 2011 were 21.1% and 33.7%, respectively. The decrease was due to the lower pre-tax income and its impact on the ratio of pre-tax income to pre-tax income subject to income taxes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

Net Income.  The Company’s net income decreased $.1 million to $3.7 million for the second quarter of 2012 compared to $3.8 million for the second quarter of 2011. The decrease was primarily due to a decrease in total noninterest income of $1.6 million. This change was significantly offset by a decrease to provision for loan loss expense of $.8 million and a decrease in total noninterest expense of $.6 million. Additionally, net interest income decreased $.1 million and income tax expense decreased $.2 million.

Net Interest Income.  Net interest income (on a fully tax-equivalent basis) increased .2% for the second quarter of 2012 compared to the second quarter of 2011. The Company’s net interest margin (on a fully tax-equivalent basis) was 3.3% and 3.5% for the second quarter of 2012 and 2011, respectively.

Total interest income (on a tax-equivalent basis) decreased 2.9% for the second quarter of 2012 compared to the second quarter of 2011, primarily due to the decreasing yields in the Company’s securities portfolio. Average securities balances increased 7.3% for the second quarter of 2012, and the average yield on the securities portfolio decreased 48 basis points. Average loan balances increased 5.3% for the second quarter of 2012 and the average yield on the loan portfolio decreased 24 basis points.

Total interest expense decreased 18.0% for the second quarter of 2012 compared to the second quarter of 2011. Lower interest on deposits, resulting from lower yields on interest-bearing deposits, accounted for all of the decrease. The average yield on interest-bearing deposits decreased 14 basis points to .6% for the second quarter of 2012, from .7% for the second quarter of 2011.

The following table reflects the impact of changes in volume and interest rates on interest-earning assets and interest-bearing liabilities (on a fully tax-equivalent basis) for the second quarter of 2012 as compared to the same period in 2011 (dollars in thousands):

	Change due to		Total
	Volume	Rate	Change
Interest Income
Federal funds sold	$(2)	$3	$1
Securities	326	(910)	(584)
Loans	616	(541)	75
Total interest income	940	(1,448)	(508)
Interest Expense
Interest-bearing deposits	40	(579)	(539)
Total interest expense	40	(579)	(539)
Net interest income	$900	$(869)	$31

The following table presents an analysis of the Company’s quarterly average interest-earning assets, demand-noninterest-bearing deposits and interest-bearing liabilities as of the dates indicated (dollars in thousands):

	June 30, 2012	June 30, 2011
Federal funds sold	$203	$415
Securities	812,494	757,333
Loans	949,624	901,685
Total interest-earning assets	$1,762,321	$1,659,433

Demand-noninterest-bearing deposits	$163,033	$173,339
Interest-bearing deposits	1,624,936	1,598,412
Total deposits	$1,787,969	$1,771,751
Total interest-bearing liabilities	$1,627,766	$1,607,395

Provision for Loan Losses.  Provision for loan losses decreased $.8 million for the second quarter of 2012 compared to the second quarter of 2011. The decrease in the provision for the second quarter of 2012 was driven by a reduction in actual historical loss history, nonaccrual loans, and past due loans related to the commercial and construction and development loan portfolio segments. Nonaccrual commercial loans decreased $5.2 million and nonaccrual construction and development loans decreased $3.1 million during the second quarter of 2012. Past due commercial loans decreased $4.2 million and past due construction and development loans decreased $2.9 million during the second quarter of 2012. A more detailed discussion of the allowance for loan losses is presented in the Allowance for Loan Losses and Asset Quality section of this report.

Noninterest Income.  Total noninterest income decreased 25.0% for the second quarter of 2012 compared to the second quarter of 2011. In the second quarter of 2012, the Company recorded $2.0 million in gains on sales of investment securities compared to $3.6 million in the second quarter of 2011. This decrease accounted for most of the decrease to total noninterest income. Service fees on deposit accounts decreased $.1 million primarily due to decreased fees associated with the overdraft honor program activity. Bank-owned life insurance income increased $.2 million for the second quarter of 2012 compared to the second quarter of 2011. This fluctuation was due to a change in the market value of the underlying investments with specific account assets.

Noninterest Expense.  Total noninterest expense decreased 4.9% for the second quarter of 2012 compared to the second quarter of 2011. Salaries and employee benefits increased $.2 million primarily due to the change in market value of the underlying investments associated with the deferred compensation plans during this period.  Other real estate owned expense decreased $.4 million primarily due to decreased write-downs and professional fees during the 2012 period. FDIC assessment expense decreased $.3 million primarily due to changes in the assessment calculation. Occupancy expense increased $.3 million primarily due to increased rent expense net of rental income. Advertising and promotion increased $.1 million due to increased advertising for the Bank’s 50th anniversary. Other expense decreased $.5 million primarily due to a loss recognized on a letter of credit during the 2011 period.

Income Taxes.  Income tax expense decreased 9.5% for the second quarter of 2012 compared to the second quarter of 2011. The effective tax rates for the second quarter of 2012 and 2011 were 34.1% and 35.8%, respectively. The decrease was primarily due to lower pre-tax income and its impact on the ratio of pre-tax income to pre-tax income subject to income taxes.

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

Presented below are the Company’s projected changes in net interest income over a twelve-month horizon for the various rate shock levels as of the periods indicated (dollars in thousands):

June 30, 2012	Amount	Dollar Change	Percentage Change
+200 basis points	$39,275	$(15,187)	(27.9)%
+100 basis points	46,809	(7,653)	(14.1)%
Base	54,462
-100 basis points	55,150	688	1.3%
-200 basis points	60,339	5,877	10.8%

December 31, 2011	Amount	Dollar Change	Percentage Change
+200 basis points	$51,420	$(2,637)	(4.9)%
+100 basis points	50,949	(3,108)	(5.7)%
Base	54,057
-100 basis points	48,215	(5,842)	(10.8)%
-200 basis points	45,876	(8,181)	(15.1)%

In a falling rate environment, the Company is projected to have a decrease in net interest income. However, it is not possible for many of the Company’s deposit rates to fall 100 or 200 basis points due to their current rates already being below 100 basis points at June 30, 2012. The target federal funds rate is currently set by the Federal Reserve at a rate between 0 and 25 basis points. As a result, a 200 basis point decline in overall rates would only have between a 0 and 25 basis point decline in both federal funds and the prime rate. Further, other rates that are currently below 1% or 2% (e.g., U.S. Treasuries and LIBOR) would not fall below 0% with an overall 100 or 200 basis point decrease in rates. Many of the Company’s variable rate loans are set to an index tied to prime, federal funds or LIBOR, and as a result, a further decrease in rates would not have a substantial impact on loan yields. Accordingly, management believes that the analyses resulting from 100 and 200 basis point downward changes are not meaningful in light of current interest rate levels.

ITEM 4.      CONTROLS AND PROCEDURES

In connection with the restatement of the consolidated financial statements described in the Quarterly Report on Form 10-Q/A for the period ended March 31, 2012, a reevaluation of the effectiveness of the Company’s disclosure controls and procedures was performed by management. Based on that reevaluation, which occurred in July 2012, the Company concluded that controls and procedures were not effective as of March 31, 2012 due to the estimation of the allowance for loan losses and the assessment of specific reserve allocations on impaired loans at that date. As such, the Company also concluded that the controls and procedures were not effective as of June 30, 2012. The objectives of such evaluation and the Company’s disclosure controls and procedures are to ensure that information required to be disclosed by the Company in the reports it files is recorded summarized, and reported, within the time periods specified in the SEC’s rules and forms.

Although the Bank evaluates the adequacy of the allowance for loan losses based on specific information known to management at a given time, bank regulators, based on the timing of their normal examination process and their independent judgment, may require additions to the allowance for loan losses. In addition, it is extremely difficult to precisely estimate and measure the amount of losses that may be inherent in the loan portfolio at a point in time. Management attempts to accurately quantify the necessary allowance and related provision for loan losses based on information available at the time of filing, but there can be no assurance that the modeling process and related assumptions used within the existing allowance for loan loss methodology will successfully measure all losses inherent in the portfolio at a given time. Despite these factors and limitations, based on regulatory input, management reassessed certain factors and assumptions employed in the allowance for loan losses estimation and determined the need for additional provision expense to increase the allowance for loan losses at March 31, 2012. As a result, management amended its Call Report for the quarter ended March 31, 2012 and accordingly amended its Quarterly Report on Form 10-Q for the period ended March 31, 2012.

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

As such, management has determined that the restatement, which occurred in July 2012, resulted in the identification of a material weakness in internal control at March 31, 2012 and subsequently, at June 30, 2012. The material weakness is currently in the process of being remediated and is expected to be fully remediated in 2012. Such remediation will entail full incorporation of all regulatory requirements in the computations and internal control processes related to the estimation of the allowance for loan loss and the evaluation and accounting for impaired loans.

Management is in the process of developing and enhancing the documentation, assessment and approval process of estimating fair value of collateral for impaired credits. The planned enhancements include expanding documentation to corroborate fair value sources and expanding documentation of the analyses. Testing of the remediation is planned for the third quarter of 2012.

Other than previously described, there have been no significant changes to the Company’s internal control over financial reporting during the period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company is in the process of deregistering its common stock with the Securities and Exchange Commission (“SEC”), and the Company expects its SEC reporting requirements to be eventually eliminated as a result of this process.

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

Date: August 9, 2012
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

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2012 and 2011; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (vi) Notes to Condensed Consolidated Financial Statements.

* As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.